Form 10-Q
period 2008-06-30
TRANSATLANTIC PETROLEUM CORP.
filed 2008-08-12
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-31643

TRANSATLANTIC PETROLEUM CORP.

(Exact name of Registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1840, 444 – 5th Ave., S.W., Calgary, Alberta	T2P 2T8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214)-220-4323

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of registrant’s common stock outstanding as of August 12, 2008: 79,732,428

	Part I.

Item 1.	Financial Statements	3
	Consolidated Balance Sheets at December 31, 2007 and June 30, 2008	3
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2007 and 2008 and the Six Months Ended June 30, 2007 and 2008	4
	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2008 and the Six Months Ended June 30, 2007 and 2008	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4T.	Controls and Procedures	25
	Part II.

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM CORP.

Consolidated Balance Sheets

(Thousands of U.S. Dollars)

	June 30, 2008	Dec. 31, 2007
	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$12,760	$2,224
Accounts receivable	469	566
Prepaid and other current assets	246	45

	13,475	2,835
Restricted cash (notes 4, 6 and 13)	2,306	2,272

Property and equipment (note 6)	1,837	1,572

	$17,618	$6,679

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$2,268	$401
Accrued liabilities	708	388
Loan payable (notes 8 and 12)	—	2,000
Asset retirement obligations of assets held for sale (notes 5 and 7)	8	8
Settlement provision (note 13)	240	240

	3,224	3,037

Shareholders’ equity
Share capital (note 9)	54,713	42,191
Warrants (note 9)	1,045	1,108
Contributed surplus (note 9)	5,934	5,646
Deficit	(47,298)	(45,303)

	14,394	3,642

Going concern (note 1)
Subsequent events (notes 1, 6 and 16)
Commitments (notes 6 and 15)

	$17,618	$6,679

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Thousands of U.S. Dollars, except for per share amounts)

	Six Months		Three Months
	Ended June 30,
	2008	2007	2008	2007
Expenses
General and administrative	$1,807	$1,374	$1,169	$475
International oil and gas activities (note 6)	149	1,342	(214)	933
Settlement provision (note 13)	—	(313)	—	(313)
Foreign exchange (gain) loss	—	(1)	—	32

	1,956	2,402	955	1,127

Interest and other income	(77)	(197)	(50)	(129)
Interest expense	39	45	39	45

Loss from continuing operations	1,918	2,250	944	1,043

Loss/(income) from discontinued operations (note 5)	77	3,614	(24)	3,316

Net loss and comprehensive net loss for the period	1,995	5,864	920	4,359

Net loss per share (note 9)
Basic and diluted – continuing operations	$0.04	$0.06	$0.02	$0.03
Basic and diluted – discontinued operations	—	0.08	—	0.07
Basic and diluted	0.04	0.14	0.02	0.10

Weighted average number of common shares outstanding – basic and diluted	52,341,861	42,830,381	61,412,960	43,008,951

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of U.S. Dollars)

	Six Months		Three Months
	Ended June 30,
	2008	2007	2008	2007
Cash provided by (used in)

Operating activities
Net loss for the period	$(1,918)	$(2,250)	$(944)	$(1,043)
Item not involving cash:
Stock-based compensation	346	295	285	49
Changes in non-cash working capital (note 14)	2,083	(2,095)	2,033	(1,130)

	511	(4,050)	1,374	(2,124)

Discontinued operations
Net loss from discontinued operations (note 5)	(77)	(3,614)	24	(3,316)
Items not involving cash:
Non cash financing expense	—	286	—	286
Write-down of property and equipment	—	2,880	—	2,764
Depreciation, depletion and accretion	—	240	—	163

	(77)	(208)	24	(103)

	434	(4,258)	1,398	(2,227)

Investing activities
Property and equipment	(265)	(4,123)	(265)	(554)
Changes in non-cash working capital:
Accounts payable	—	489	—	(1,939)
Restricted cash	(34)	664	(14)	700

	(299)	(2,970)	(279)	(1,793)

Financing Activities
Loan proceeds	—	3,000	—	3,000
Loan repayment	(2,000)	—	(2,000)	—
Private placement	12,010	—	12,010	—
Exercise of warrants and options	391	164	391	—

	10,401	3,164	10,401	3,000

Change in cash and cash equivalents	10,536	(4,064)	11,520	(1,020)

Cash and cash equivalents, beginning of period	2,224	4,688	1,240	1,644

Cash and cash equivalents, end of period	$12,760	$624	$12,760	$624

Supplemental cash flow information
Interest received	$77	$197	$50	$129
Interest paid	130	113	44	77

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements—Unaudited

Three and six months ended June 30, 2008 and 2007

(Tabular amounts in 000’s of U.S. Dollars unless otherwise noted)

TransAtlantic Petroleum Corp. is an international oil and gas company. We are focused on building a portfolio of oil and gas exploration and development projects in countries that are under-explored and have low corporate tax and royalty rates and established petroleum systems. We currently have projects in Morocco, Turkey and Romania.

1.	Going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that TransAtlantic Petroleum Corp. (the “Company”) will realize its assets and discharge its liabilities in the normal course of operations.

At June 30, 2008, the Company had cash and cash equivalents of $12.8 million, no debt and a working capital of $10.3 million. The Company incurred losses during the quarter of $920,000. In addition, the Company has commitments relating to work programs (see note 6).

During the second quarter of 2008, the Company successfully closed the two-stage private placement announced on March 28, 2008 with Riata Management LLC and its affiliates, including Longfellow Energy, LP and Longe Energy Limited (collectively, “Riata”) and certain other persons, pursuant to which the Company raised gross proceeds of Cdn $12.0 million. The Company used a portion of the net proceeds of the private placement to repay a $2.0 million short-term loan (see note 8). The Company plans to use the remainder of the net proceeds to fund the Company’s drilling activities in Romania and Morocco and for general corporate purposes. The Company will be required to raise additional capital through equity or debt financing, or any combination thereof, to fully fund its international development commitments and activities. Management considers the going concern basis to be appropriate for these financial statements. If the going concern basis were not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, reported expenses and the balance sheet classifications used.

2.	Basis of presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. These consolidated financial statements were prepared by management using accounting policies and methods of their application consistent with those used in the preparation of the Company’s audited consolidated financial statements and U.S. GAAP reconciliation as disclosed in the Company’s Annual Report on Form 20-F as at and for the period ended December 31, 2007 except as noted below. In the opinion of management, these interim consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles in United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates and assumptions; however, management believes that such differences would not be material.

3.	Critical accounting policies

(a)	Joint interest activities

Many of the Company’s exploration, development and production activities are conducted jointly with other entities and accordingly the consolidated financial statements reflect only the Company’s proportionate interest in such activities.

(b)	Property and equipment

The Company follows the full cost method of accounting for oil and gas operations. Under the full cost method of accounting, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves in cost centers on a country-by-country basis. Costs associated with production and general corporate activities are expensed in the period incurred. The Company expenses pre-acquisition and reconnaissance activities. The aggregate of net capitalized costs and estimated future development costs is amortized using the unit of production method based on estimated proved oil and gas reserves.

Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management.

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes, is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the United States Securities and Exchange Commission, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased such that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss is recognized in income.

Depreciation of furniture, fixtures and other assets is provided for on the straight-line basis for periods between three and seven years at rates that will amortize the cost of the assets over their estimated useful lives.

(c)	Asset retirement obligation

The Company records a liability for the fair value of legal obligations associated with the retirement of long-lived tangible assets in the period in which they are incurred, normally when the asset is purchased or developed. On recognition of the liability, there is a corresponding increase in the carrying amount of the related asset known as the asset retirement cost, which is depleted on a unit-of-production basis over the life of the reserves. The liability is adjusted each reporting period to reflect the passage of time, with the accretion charged to earnings, and for revisions to the estimated future cash flows. Actual costs incurred upon settlement of the obligations are charged against the liability, and any remaining difference is recognized as a gain or loss to earnings in the period in which the settlement occurs.

(d)	Revenue recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and, (iv) collectability is reasonably assured.

(e)	Foreign currency translation

The Company translates foreign currency denominated transactions and the financial statements of integrated foreign operations using the temporal method. The functional currency of the Company and its subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at exchange rates in effect at the transaction dates for non-monetary items. Income and expenses are translated at the average exchange rates in effect during the applicable period. Exchange gains or losses are included in operations in the period incurred.

(f)	Stock-based compensation

The Company uses the fair value method when stock options are granted to employees and directors under the Company’s fixed share option plan. Under this method, compensation expense is measured at the grant date and recognized as a charge to earnings over the vesting period with a corresponding credit to contributed surplus. Upon exercise of the stock options, consideration paid together with the amount previously recognized in contributed surplus is recorded as an increase to share capital. The fair value of the options is determined using the Black-Scholes option pricing model.

(g)	Income taxes

The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

In 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.

(h)	Per share information

Net loss per share is presented in accordance with SFAS No. 128, “Earnings per Share”. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the period.

(i)	Cash and cash equivalents

The Company considers all term deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(j)	Recently Issued United States Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We adopted SFAS No. 157 as of January 1, 2008 and there was no material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet determined the impact, if any, that implementation of SFAS No. 162 will have on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We adopted SFAS No. 159 as of January 1, 2008 and there was no material impact on our consolidated financial statements.

SFAS No. 161, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS No. 160”), requires an entity to clearly identify and report ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity but separate from the parent’s equity. SFAS No. 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated income statement; changes in a parent’s ownership interest be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation be measured at fair value. SFAS No. 160 is effective for the Company beginning January 1, 2009.

SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141”) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. SFAS No. 141 also requires the acquirer in an acquisition achieved in stages, to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141 is effective for the Company for business combinations completed after December 31, 2008.

4.	Restricted cash

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that is pledged for the satisfaction of liabilities or performance guarantees. At June 30, 2008, restricted cash includes: $240,000 in respect of the settlement of Nigerian liabilities (see note 13), $2.0 million in a certificate of deposit supporting a $2.0 million bank guarantee of the Morocco work program (see note 6) and $27,000 relating to the certificate of deposit that is a collateral for a letter of credit in favor of the Oklahoma Tax Commission.

5.	Discontinued operations held for sale

	Cost	Accumulated depreciation, depletion and write-down	Net book value
June 30, 2008
Crude oil and natural gas properties United States	$—	$—	$—

December 31, 2007
Crude oil and natural gas properties United States	$11,053	$11,053	$—

(a)	United States:

The Company has segregated its U.S. oil and gas properties as held for sale in conjunction with its plan to sell its proved and undeveloped interests in the United States. At December 31, 2007, the assets of the discontinued operations were measured at their fair value less costs to sell. The Company recorded a write-down in 2007. As such, $0 net book value of property and equipment and $8,000 of asset retirement obligations have been reflected as assets and liabilities held for sale as at June 30, 2008.

Loss from discontinued operations includes the following amounts:

	For the six months ended,		For the three months ended,
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues, oil and gas sales – net	$61	$342	$47	$166
Expenses:
Lease operating expenses	46	482	17	201
Write-down of property and equipment	—	2,880	—	2,764
Depletion, depreciation and accretion	—	240	—	163
Interest expense including shares issued	92	354	6	354

Income (loss) from discontinued operations	$(77)	$(3,614)	$24	$(3,316)

6.	Property and equipment

	Cost	Accumulated depreciation and depletion	Net book value
2008
Crude oil and natural gas properties Romania	$1,837	$—	$1,837
Furniture, fixtures and other assets	238	238	—

Balance, June 30, 2008	$2,075	$238	$1,837

2007
Crude oil and natural gas properties Romania	$1,572	$—	$1,572
Furniture, fixtures and other assets	238	238	—

Balance, December 31, 2007	$1,810	$238	$1,572

(a)	Morocco:

In May 2006, the Company was awarded the Tselfat exploration permit in Morocco. In August 2007, the Company reached an agreement to farmout 50% of its interest in the Tselfat permit to a joint interest partner. In exchange for an option to acquire 50% of the Company’s interest in the Tselfat permit, Sphere Petroleum QSC (“Sphere”) agreed to fund the costs of an evaluation work program which included acquisition of a 3-D seismic survey and additional geological studies. Upon its exercise of the option, Sphere would fund the drilling and testing of an exploratory well and replace the Company’s bank guarantee deposited with the Moroccan government. In April 2008, Sphere assigned all of its interests in the Tselfat option and farmout agreement to an affiliate of Riata.

In January 2008, the Company converted a portion of its Guercif—Beni Znassen reconnaissance license into two exploration permits. In the initial three-year term, the Company is required to re-enter, log and test a well previously drilled in the area, acquire 300 kilometers of 2-D seismic and reprocess and reinterpret an aerogravity and magnetic survey. Pursuant to a participation agreement between the Company (30%), Stratic Energy Corporation (“Stratic”) (20%) and Sphere (50%), Sphere agreed to bear the entire cost of the initial three-year work program to earn its 50% interest in the two Guercif exploration permits. Sphere agreed to reimburse the Company for approximately $680,000 of historical expenditures. In April 2008, Sphere assigned all of its interests in the Guercif participation agreement to an affiliate of Riata.

On July 7, 2008, the Company announced that it agreed to farm-in to the Ouezzane-Tissa and Asilah exploration permits held by Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation (collectively, “Direct”) in northern Morocco. The two exploration permits cover seven blocks with a combined area of 12,287 square kilometers (3,036,068 acres). Under the farm-in agreement, the Company will earn a 25% interest in the Ouezzane-Tissa and Asilah exploration permits by carrying Direct for 50% of the costs of drilling three wells on the Ouezzane-Tissa permit.

The Company has work program commitments under its Guercif and Tselfat exploration permits in Morocco that are supported by fully-funded bank guarantees. The bank guarantees are reduced periodically based on work performed. The Company expects the current bank guarantee of $2.0 million for Tselfat to be reduced to $1.0 million in the third quarter of 2008. In the event the Company fails to perform the required work commitments at Tselfat, the remaining amount of the bank guarantees would be forfeited. Sphere has posted a $2.0 million bank guarantee in support of the Guercif work program commitments. Upon final government approval of the transfer from Sphere to Riata, Riata will replace the Guercif bank guarantee. The Company has work program commitments estimated to be $10.0 million under its farm-in agreement for the Ouezzane-Tissa and Asilah exploration permits. These commitments are not supported by bank guarantees.

The Company’s interests in each of its Moroccan exploration permits are subject to the 25% interest held by the national oil company of Morocco, which is carried during the exploration phase but pays its share of costs in the development phase. The Company will continue as operator of the Guercif and Tselfat exploration permits during the initial three-year period and will also become the operator of the Ouezzane-Tissa and Asilah exploration permits, subject to government approval. Each of the Company’s Moroccan exploration permits are for an eight-year term divided into three periods.

(b)	Romania:

The Company capitalized $1.6 million of expenditures related to seismic surveys completed at the end of 2006 in Romania. The Company capitalized $265,000 during the quarter ended June 30, 2008 for wellsite preparation.

(c)	Turkey:

The Company continues to evaluate and expand its initiatives in Turkey. In August 2007, the Company was awarded three additional exploration licenses in Turkey that expire in June 2011. In October 2007, the Company announced that it had agreed to an option to the farmout of one of its licenses in Turkey, Block 4175; however, the option was not exercised. In March 2008, the Company announced that it had agreed to farmout 75% of its interest in two of its licenses, Blocks 4173 and 4174, in Turkey. The party who farmed in is obligated to drill a well on one of the two blocks prior to the end of 2008 at its cost.

(d)	Other:

The Company incurred and expensed $1.1 million of costs during the six months ended June 30, 2008, compared to $1.3 million for the six months ended June 30, 2007, towards the pre-acquisition, reconnaissance and evaluation of the Company’s international oil and gas activities, including those conducted in Morocco, Romania and Turkey, including technical, professional and administrative costs. The Company also received expense reimbursements related to projects totaling $832,000 in Morocco from Riata and $150,000 from an unrelated farm-in partner resulting in total international activity expense to the Company of $149,000 for the six month period ended June 30, 2008 and a net recovery of $214,000 for the three months ended June 30, 2008.

The Company relinquished its interest in the U.K. North Sea in December 2007.

7.	Asset retirement obligations

As part of its development of oil and gas opportunities, the Company incurs asset retirement obligations (“ARO”) on its properties. The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties. At June 30, 2008, the net present value of the Company’s total ARO is estimated to be $8,000, compared to $8,000 at December 31, 2007, with the undiscounted value being $14,000, compared to $14,000 at December 31, 2007. An inflation rate of 2% was assumed and a discount rate of 7% was used to calculate the present value of the ARO. For reporting purposes, the ARO associated with the current assets held for sale (see note 5) have been reclassified as current liabilities.

	Six months ended June 30, 2008	Year ended December 31, 2007
Beginning balance	$8	$$1,939
Liabilities incurred	—	26
Accretion expense	—	72

Reclassified to current liabilities of assets held for sale (note 4)	—	(2,029)

Ending balance	$8	$8

8.	Loan payable

In April 2007, the Company entered into a $3.0 million short-term standby bridge loan from Quest Capital Corp. (“Quest”). The Company drew down $3.0 million on the loan in the second quarter of 2007. In August 2007, the Company and Quest increased the loan facility to $4.0 million and the Company drew down the additional $1.0 million. Quest and the Company currently have one director in common. At the time of the Quest transactions, the Company and Quest had two directors in common. Transactions with Quest have been conducted at their exchange value. The Company issued 503,823 common shares at an aggregate value of approximately $359,000 as it drew on the loan (see note 9). On November 13, 2007, the Company paid down $2.0 million in principal on the loan and extended the maturity date on the outstanding principal balance of $2.0 million to March 31, 2008. Quest extended the maturity date to April 30, 2008 to facilitate the closing of the Riata loan.

On April 8, 2008, Riata loaned the Company $2.0 million, which the Company used to repay the $2.0 million bridge loan due to Quest. The Company paid the Riata loan in full on May 30, 2008, and interest on the loan was waived.

9.	Share capital

(a)	Authorized

Unlimited number of common shares and preferred shares, without par value.

(b)	Issued

Common shares

(In thousands)	Number of Shares	Amount
Balance, December 31, 2006	42,557	$41,567
Shares issued for financing (see notes 5 and 8)	504	359
Stock options exercised	185	232
Stock warrants exercised	25	33

Balance, March 31, 2008 and December 31, 2007	43,271	42,191
Shares issued for cash	35,000	12,010
Stock options exercised	247	207
Stock warrants exercised	230	305

Balance, June 30, 2008	78,748	$54,713

In April and May 2008, the Company issued 10 million common shares and 25 million common shares, respectively, in connection with the Riata transactions announced in March 2008 (see note 1).

Warrants

(In thousands)	Number of Warrants	Amount
Balance, December 31, 2006	7,976	$2,017
Expired	(3,232)	(902)
Exercised	(25)	(7)

Balance, March 31, 2008 and December 31, 2007	4,719	1,108
Exercised	(230)	(63)

Balance, June 30, 2008	4,489	$1,045

(c)	December 2006 private placement

The Company issued 4,500,000 Units at $0.85 per Unit for gross proceeds of $3.8 million. Each Unit consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one common share at a price of $1.05 through December 4, 2008. All of the warrants outstanding as at June 30, 2008 relate to the December 2006 private placement. If the volume weighted average closing price of the Company’s common shares exceeds $1.55 per share for 20 consecutive trading days, the Company will be entitled to accelerate expiration of the warrants (thereby requiring the warrant holder to exercise the warrant within 30 days of being notified of the accelerated expiration). In connection with issuance of the Units, the Company paid a commission of $249,000 and issued 219,375 finders warrants with an estimated fair value of $60,000 exercisable on the same terms as the purchase warrants. In addition to the finder’s fee, approximately $80,000 of legal, consulting and filing fees were incurred related to the private placement.

(d)	Stock option plan

The Company granted 340,000 stock options on June 11, 2008. All the options were granted with a five-year term exercisable at the greater of the market price pursuant to the Company’s Amended and

Restated Stock Option Plan (the “Plan”) or the volume weighted average price for the five trading days immediately preceding the grant date. The volume weighted average price of $1.23 per share was higher than the market price under the Plan. All of the granted options vest in three equal installments over a three year period, with one-third vesting on the date of the grant and the remaining two-thirds vesting on June 11, 2009 and 2010.

The Company granted 915,000 stock options on December 4, 2007. All of the options were granted pursuant to the Plan with a five-year term exercisable at $0.31 per share. The options were issued on three different vesting schedules. 165,000 of the options issued vested immediately. As to 600,000 of the options issued, one-third vested immediately, one-third will vest on December 4, 2008, and one-third will vest on December 4, 2009. As to 150,000 of the options issued, one-third vested immediately, one-third vested March 31, 2008 and one-third will vest December 31, 2008.

The Company also granted 1,355,000 stock options on January 10, 2007. All of the options were granted pursuant to the Plan with a five-year term exercisable at $1.00 per share. The options were issued on two different vesting schedules. As to 405,000 of the options issued, 50% vested immediately and 50% vested on January 10, 2008. As to 950,000 of the options issued, one-third vested immediately, one-third vested on January 10, 2008 and one-third will vest on January 10, 2009.

Based upon these terms, a Black-Scholes pricing model derives a fair value for the grants of approximately $285,000 recognized as stock-based compensation expense for the quarter ended June 30, 2008, compared to $49,000 for the quarter ended June 30, 2007, and $346,000 for the six months ended June 30, 2008, compared to $295,000 for the six months ended June 30, 2007. The unamortized amount at June 30, 2008 is approximately $600,000. Both the amortized expense and unamortized amount at June 30, 2008 include an adjustment for unvested option grants to consultants totaling $314,000 to account for increases in the price of the Company’s stock since the options were granted. Approximately $110,000 of this was amortized for the quarter ended June 30, 2008.

The estimated fair value of share options issued during the periods was determined using the Black-Scholes pricing model with the following assumptions:

Option Value Inputs	June 30, 2008
Risk free interest rate	3.0%
Expected option life	5 Years
Volatility in the price of the Company’s shares	71-192%
Forfeiture	10%

The Plan had 3,511,409 common shares reserved for issuance at June 30, 2008. All options presently issued under the Plan have a five-year term. During the three months ended June 30, 2008, 340,000 options were granted under the Plan. Details of the Plan at June 30, 2008 and December 31, 2007 are presented below.

	June 30, 2008		December 31, 2007
(Shares in thousands)	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of period	4,285	$0.80	2,280	$0.87
Granted	340	1.23	2,270	0.72
Expired	(15)	(0.90)	(80)	(0.82)
Exercised	(247)	(0.60)	(185)	(0.74)

Outstanding at end of period	4,363	$0.84	4,285	$0.80

Exercisable at end of period	3,303	$0.87	2,957	$0.83

The following table summarizes information about stock options as at June 30, 2008 (shares in thousands):

Options Outstanding				Options Exercisable
Range of Prices		Number outstanding	Weighted-average remaining contractual Life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
Low	High
			(years)
$ 0.31	$ 0.50	815	4.43	$ 0.31	365	$ 0.31
$ 0.75	$ 0.99	1,530	1.52	$ 0.84	1,530	$ 0.84
$ 1.00	$ 1.20	1,695	3.38	$ 1.03	1,312	$ 1.03
$ 1.21	$ 1.40	323	4.95	$ 1.23	97	$ 1.23

		4,363	3.05	$ 0.84	3,304	$ 0.87

(e)	Per share amounts

Basic per common share amounts were calculated using a weighted average number of common shares outstanding for the three and six months ended June 30, 2008 of 76,261,348 and 59,766,055, respectively, compared to 43,008,951 and 42,830,381 for the three and six months ended June 30, 2007, respectively.

(f)	Contributed surplus

	June 30, 2008	December 31, 2007
Beginning balance	$5,646	$4,284
Increase from stock based compensation	346	554
Transfer to share capital on option exercise	(58)	(94)
Warrants expired	—	902

Ending balance	$5,934	$5,646

10.	Segment information

As of June 30, 2008, the Company and its subsidiaries operate in one industry segment, composed of three reportable geographic segments, involving the exploration for and the development and production of crude oil and natural gas. Identifiable assets, revenues and net loss in each of its geographic areas are as follows:

	Identifiable assets	Net Revenues		Net loss
June 30, 2008		Six months	Three Months	Six months	Three months
United States	$606	$—	$—	$902	$801
Morocco	2,385	—	—	(707)	(748)
Romania	2,298	—	—	393	229
Corporate assets and other	12,329	—	—	1,407	638

	$17,618	$—	$—	$1,995	$920

	Identifiable assets	Net revenues		Net loss
June 30, 2007		Six months	Three Months	Six months	Three months
United States	$8,765	$—	$—	$4,085	$3,340
Morocco	3,527	—	—	277	200
Romania	1,932	—	—	663	613
Corporate assets and other	522	—	—	839	206

	$14,746	$—	$—	$5,864	$4,359

11.	Financial and capital risk management

At June 30, 2008, the fair value of the Company’s financial instruments, cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values.

Interest rate risk

The Company is exposed to interest rate risk as a result of its variable rate short-term cash holdings. A 1% change in interest rates is not material to the Company’s financial results.

Foreign currency risk

The Company has underlying foreign currency exposure. The Company’s currency exposures relate to transactions denominated in the Canadian dollar, British pound, European Union euro, Romanian new lei, Moroccan dirham and Turkish new lira. Foreign currency forward contracts have not been used to manage exchange rate fluctuations because the Company has had limited access to capital.

Credit risk

The Company’s accounts receivable are primarily with customers and partners in the oil and gas industry and government agencies and are subject to normal credit risks. As of June 30, 2008, the Company’s accounts receivable included $49,000 currently due from joint interest partners. Approximately $419,000 is due from government agencies, of which $341,000 relates to value-added tax (“VAT”) reclamation claims which was received in July 2008. The remaining VAT claims are current.

Liquidity risk

Liquidity risk includes the risk that, as a result of the Company’s operational liquidity requirements:

•	The Company will not have sufficient funds to settle a transaction on the due date;

•	The Company will be forced to sell assets at a value which is less than what they are worth; or

•	The Company may be unable to sell or recover an asset at all.

The Company’s operating cash requirements, including amounts projected to continue the Company’s existing work programs, estimated to be $8.0 million in Morocco and Romania through the remainder of 2008, are continuously monitored and adjusted as circumstances change. The transactions with Riata have provided additional capital. The Company’s commitments and project development plans will necessitate that the Company issue additional equity or obtain debt financing by the end of 2008 (see note 1).

Capital risk

The Company’s objective when managing capital is to safeguard its ability to continue as a going concern (see note 1). The Company manages its capital structure and makes adjustments to it in consideration of changes in economic conditions and the risk characteristics of the underlying projects. The Company’s objective is met by attempting to retain adequate equity to fund future project cash flow requirements. The Company defines capital as total equity plus cash and debt.

12.	Related party transactions

On April 8, 2008, the Company entered into a $2.0 million short-term loan with Riata. The Company paid the loan in full on May 30, 2008 in connection with the closing of the second stage of the Riata private placement. Malone Mitchell 3rd, who controls Riata, is chairman of the board of directors of the Company.

In addition, on April 8, 2008, Dalea Partners LP (“Dalea”), which is controlled by Mr. Mitchell, purchased 10,000,000 common shares from the Company at Cdn $0.30 per share pursuant to the first stage of the Riata private placement and on May 30, 2008, Dalea and another entity controlled by Mr. Mitchell purchased a further 12,630,000 common shares from the Company at Cdn $0.36 per share pursuant to the second stage of the Riata private placement. Matt McCann, a director of the Company, also participated in the second stage of the Riata private placement, purchasing 1,100,000 common shares of the Company. However, neither Mr. Mitchell nor Mr. McCann were related parties of the Company on March 28, 2008 when Riata first agreed to participate in the private placement and provide the short-term loan to the Company.

Effective May 1, 2008, the Company and Riata entered into a services agreement under which the Company and Riata agreed to provide technical and administrative services to each other from time to time on an as-needed basis. During the second quarter of 2008, the Company recorded expenses of $13,000 for services provided by Riata, which was included in accounts payable at June 30, 2008. The Company received a reimbursement of expenses in the amount of $832,000 from Riata related to Riata’s participation in the Company’s Moroccan exploration permits. The Company cash called Riata during the second quarter for estimated cash outlays. The remaining cash call of $412,000 at June 30, 2008 has been recorded as a current liability and will be carried forward to joint interest billings for the third quarter of 2008.

13.	Settlement provision

In conjunction with the sale of the Company’s Nigerian subsidiaries effective June 20, 2005, the Company deposited funds into an escrow account to address claims relating to prior operations in Nigeria. The remaining potential liability to the Company includes taxes owed for the period January through June 2005, and the Company expects the remaining escrow amount of $240,000 to be sufficient to cover any potential liabilities.

14.	Supplemental cash flow information

Changes in non-cash working capital includes the following amounts:

	2008		2007
June 30	Six months	Three Months	Six months	Three months
Accounts receivable	97	1,558	(56)	(35)
Prepaid and other current assets	(201)	(231)	(156)	(179)
Accounts payable and accrued liabilities	2,187	706	(1,162)	(195)
Settlement provision	—	—	(721)	(721)

Change in non-cash working capital related to operating activities	$2,083	$2,033	$(2,095)	$(1,130)

Cash and cash equivalents includes the following amounts:

June 30	2008	2007
Cash	1,124	603
Cash equivalents	11,636	21

Cash and cash equivalents	$12,760	$624

15.	Commitments

The Company has long-term leases for office space in the United States and Morocco and office lease commitments of less than one year for offices in Romania and Turkey. During the quarter ended June 30, 2008, the Company increased its Dallas office space effective August 2008. The Company is committed to the following aggregate annual amounts as of June 30, 2008:

2008	$69
2009	150
2010	159
2011	27

$405

16.	Subsequent event

During July 2008, 985,000 warrants to purchase common shares at $1.05 per share were exercised and common shares were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to May 30, 2008, we were a foreign private issuer as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the closing of a private placement of common shares on May 30, 2008, we no longer qualify as a foreign private issuer.

The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q complements the information in “Operating and Financial Review and Prospects” in our Annual Report on Form 20-F for the year ended December 31, 2007. Please refer to the information in “Operating and Financial Review and Prospects” in our Annual Report on Form 20-F for the year ended December 31, 2007 for additional information regarding our financial condition, changes in financial condition and results of operations. Unless stated otherwise, all sums of money stated in this Quarterly Report on Form 10-Q are expressed in U.S. Dollars.

Executive Overview and Recent Developments

TransAtlantic Petroleum Corp. is an international oil and gas company. We are focused on building a portfolio of oil and gas exploration and development projects in countries that are under-explored and have low corporate tax and royalty rates and established petroleum systems. We currently have projects in Morocco, Turkey and Romania.

On March 28, 2008, we announced that we had entered into a strategic relationship with Riata Management, LLC and its affiliates, including Longfellow Energy, LP and Longe Energy Limited (collectively, “Riata”). Riata invested in us in a two-stage, non-brokered private placement. In the first stage of the private placement, which closed on April 8, 2008, we issued 10 million common shares to an associated person of Riata at Cdn $0.30 per share for gross proceeds of Cdn $3.0 million to us. In addition, on April 8, 2008, Riata also loaned us $2.0 million which we used to repay a $2.0 million bridge loan due to Quest Capital Corp. In the second stage of the private placement, which closed on May 30, 2008, we issued 25 million common shares to associated persons of Riata at Cdn $0.36 per share for gross proceeds of Cdn $9.0 million to us. Immediately following the private placement, Riata and its associated persons owned approximately 45% of our issued and outstanding common shares. A portion of the private placement proceeds was used to repay the Riata short term loan and the remainder of the private placement proceeds will be used for general corporate purposes and to fund drilling activities in Romania. Riata waived interest on the short-term loan when it was repaid.

In addition, Sphere Petroleum QSC (“Sphere”) assigned to Riata all of Sphere’s rights and interests under the Guercif Participation Agreement and the Tselfat Option and Farmout Agreement in exchange for Riata assuming all of Sphere’s obligations under those agreements and the Tselfat and Guercif permits in Morocco. The transfer of Sphere’s interests in the Guercif exploration permits to Riata is subject to government approval, which we expect to receive during the third quarter of 2008.

On July 7, 2008, we announced that we agreed to farm-in to the Ouezzane-Tissa and Asilah exploration permits held by Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation (collectively, “Direct”) in Northern Morocco. The two exploration permits cover seven blocks with a combined area of 12,287 square kilometers (3,036,068 acres). Under the farm-in agreement, we will earn a 25% interest in the Ouezzane-Tissa and Asilah exploration permits by carrying Direct for 50% of the costs of drilling three wells on the Ouezzane-Tissa permit. In addition, we will become the operator of the Ouezzane-Tissa and Asilah exploration permits, subject to government approval.

With regard to the development of our international properties, we expect to re-enter one well in Morocco in the third quarter of 2008 and begin drilling operations in Romania and Turkey in the fourth quarter of 2008. In addition, we will continue to evaluate new opportunities in countries that are under-explored and have low corporate tax and royalty rates and established petroleum systems.

Critical Accounting Policies

Our critical accounting policies are described in note 3 of our unaudited consolidated financial statements filed with this Quarterly Report on Form 10-Q. Management considers the following policies to be the most critical in understanding the judgments and estimates that are involved in the preparation of our consolidated financial statements and the uncertainties which could materially impact our results of operations and financial condition:

•	We use the full cost method to account for our oil and gas activities.

•

We expense all pre-acquisition and reconnaissance costs and capitalize all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves in cost centers on a country-by-country basis.

•

We compute the provision for depreciation and depletion of oil and gas properties using the unit-of-production method based upon production and estimates of gross proved reserve quantities as determined by independent reservoir engineers.

•

We record a liability for the fair value of legal obligations associated with the retirement of long-lived tangible assets in the period in which they are incurred, normally when the asset is purchased or developed.

Management continually evaluates its assumptions and estimates; however, actual results could differ materially from these assumptions and estimates.

U.S. Discontinued Operations

In 2007, we decided to exit our U.S. operations and focus on the development of our international properties. As a result of the decision to sell our U.S. operations, we reclassified our U.S. properties as “discontinued operations.” Accordingly, revenues and expenses associated with our U.S. cost center in 2008 and comparative periods are reflected as components of “loss from discontinued operations.”

We have segregated our U.S. oil and gas properties as held for sale in conjunction with our plan to sell our proved and undeveloped interests in the United States. At December 31, 2007, the assets of the discontinued operations were measured at their fair value less costs to sell. As such, $0 net book value of property and equipment and $8,000 of asset retirement obligations have been reflected as assets and liabilities held for sale at June 30, 2008. Loss from discontinued operations includes the following amounts:

	For the six months ended,		For the three months ended,
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues, oil and gas sales – net	$61	$342	$47	$166
Expenses:
Lease operating expenses	46	482	17	201
Write-down of property and equipment	—	2,880	—	2,764
Depletion, depreciation and accretion	—	240	—	163
Interest expense	92	354	6	354

Income (loss) from discontinued operations	$(77)	$(3,614)	$24	$(3,316)

Results of Operations – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. We recognized net crude oil and natural gas sales of $47,000 for the second quarter of 2008 from non-operated production in the United States. This U.S. revenue represented a substantial decrease from second quarter of 2007 sales of $166,000. The decrease is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007.

Expenses. Lease operating expenses in the second quarter of 2008 decreased to $17,000 from $201,000 as reported for the second quarter of 2007. The decrease in lease operating expense is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007.

Depreciation, depletion and accretion related to U.S. production decreased to $0 for the second quarter of 2008 as compared with $163,000 in the second quarter of 2007. We had no assets subject to depreciation, depletion and accretion due to the write-down and sale of all of our U.S. properties during 2007. We recorded an impairment charge on our South Gillock SGU 96 well of $2.8 million in the quarter ended June 30, 2007. Interest income decreased $79,000 in the second quarter of 2008 as compared to 2007 and included $102,000 from amounts held in escrow since 2005.

General and administrative costs of $1.2 million in the second quarter of 2008 increased by $694,000 compared to the second quarter of 2007, primarily because of higher salary and non-cash stock-based compensation expense, timing differences in our U.S. securities filings and miscellaneous projects.

During the three months ended June 30, 2008, we continued exploration activities in foreign countries including consulting, legal, accounting, travel and other costs necessary to further our identification and development of business opportunities. We also recorded expense reimbursements relating to our Moroccan properties totaling $832,000 from Riata during the quarter.

The following table presents exploration expenditures by country:

	For the six months ended,		For the three months ended,
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Morocco – Five Exploration Permits	$(711)	289	$(766)	$190
Romania – Three Production Licenses	393	664	229	614
Turkey – Six Exploration Licenses	281	150	242	93
Other and unallocated	186	239	81	36

Total	$149	$1,342	$(214)	$933

Net Loss. The consolidated net loss for the quarter ended June 30, 2008 was $920,000 or $0.02 loss per share (basic), compared to consolidated net loss of $4.4 million or $0.10 per share (basic) for the quarter ended June 30, 2007. The second quarter 2008 loss is primarily composed of general and administrative expense of $1.2 million, which includes stock-based compensation of $285,000, and $618,000 relating to international operations, offset by expense reimbursements of $832,000 pursuant to an agreement with Riata.

Results of Operations – Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. We recognized net crude oil and natural gas sales of $61,000 for the six months ended June 30, 2008 from non-operated production in the United States. This U.S. revenue represented a substantial decrease from sales of $342,000 during the six months ended June 30, 2007. The decrease is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007.

Expenses. Lease operating expenses in the six months ended June 30, 2008 decreased to $46,000 from $482,000 as reported for the six months ended June 30, 2007. The decrease is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007.

Depreciation, depletion and accretion related to U.S. production decreased to $0 for the six-month period ended June 30, 2008 as compared with $240,000 in the six months ended June 30, 2007. We had no assets subject to depreciation, depletion and accretion due to the write-down and sale of all of our U.S. properties during 2007. We recorded an impairment charge primarily related to our South Gillock SGU 96 well of $2.9 million for the six months ended June 30, 2007.

General and administrative costs of $1.8 million in the first six months of 2008 increased by $433,000 compared to the same period of 2007, primarily because of increases in salaries and non-cash stock-based compensation, timing differences in our U.S. securities filings and miscellaneous projects.

Net Loss. The consolidated net loss for the six months ended June 30, 2008 was $2.0 million or $0.04 loss per share (basic), compared to consolidated net loss of $5.9 million or $0.14 per share (basic) for the same period last year.

Capital Expenditures

We recorded capital expenditures of $265,000 related to wellsite preparation in Romania in the second quarter of 2008. We recorded no capital expenditures in the first quarter of 2008. We have completed a 3-D seismic survey over the Haricha field on our Tselfat exploration permit in Morocco. As of June 30, 2008, approximately $1.2 million in seismic billings is reflected in accounts payable. For the three months and six months ended June 30, 2007, we recorded capital expenditures of $490,000 and $3.8 million, respectively, relating to the drilling of a well on our former South Gillock property.

Settlement Provision

In conjunction with the sale of our Nigerian subsidiaries effective June 20, 2005, we deposited funds into an escrow account to address claims relating to prior operations in Nigeria. The remaining potential liability to us includes taxes owed for the period January through June 2005, and we expect the remaining escrow amount of $240,000 to be sufficient to cover any potential liabilities.

Related Party Transactions

On April 8, 2008, we entered into a $2.0 million short-term loan with Riata. We paid the loan in full on May 30, 2008 in connection with the closing of the second stage of the Riata private placement. Malone Mitchell 3rd, who controls Riata, is chairman of our board of directors.

In addition, on April 8, 2008, Dalea Partners LP (“Dalea”), which is controlled by Mr. Mitchell, purchased 10,000,000 common shares from us at Cdn $0.30 per share pursuant to the first stage of the Riata private placement and on May 30, 2008, Dalea and another entity controlled by Mr. Mitchell purchased a further 12,630,000 common shares from us at Cdn $0.36 per share pursuant to the second stage of the Riata private placement. Matt McCann, one of our directors, also participated in the second stage of the Riata private placement, purchasing 1,100,000 of our common shares.

However, neither Mr. Mitchell nor Mr. McCann were related parties of us on March 28, 2008 when Riata first agreed to participate in the private placement and provide the short-term loan to us.

Effective May 1, 2008, we entered into a service agreement with Riata under which TransAtlantic and Riata agreed to provide technical and administrative services to each other from time to time on an as-needed basis.

During the second quarter of 2008, we recorded expenses of $13,000 for services provided by Riata, which was included in accounts payable at June 30, 2008. We received a reimbursement of expenses in the amount of $832,000 from Riata related to Riata’s participation in our Moroccan exploration permits. We cash called Riata during the second quarter for estimated cash outlays. The remaining cash call of $412,000 at June 30, 2008 has been recorded as a current liability and will be carried forward to joint interest billings for the third quarter of 2008.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, cash flow from operations, sales of assets and sales of securities. At June 30, 2008, we had cash and cash equivalents of $12.8 million, no debt and working capital of $10.3 million compared to cash and short-term investments of $624,000, $3.0 million in short-term debt, and a working capital deficit of $3.2 million at June 30, 2007.

Cash used in operations during the second quarter of 2008 was $1.4 million compared to cash used in operations of $2.1 million in the second quarter of 2007. Cash provided by discontinued operations during the second quarter of 2008 was approximately $24,000, compared to cash used in discontinued operations of $103,000 for the same quarter of 2007.

Given the capital-intensive nature of oil and gas exploration as well as the uncertainty of economic success from our existing projects, additional capital will be required to fund our existing and additional projects. We estimate that we have $8 million in work commitments for drilling and other exploratory activities under our exploration permits in Morocco and Romania for the remainder of 2008. Additional financing sources will be required in the fourth quarter of 2008 to fund our international exploration and development activities beyond 2008. Our inability to secure additional funding when and as needed could have a material adverse effect on our operations and cash flow.

Contractual Obligations

We have long-term leases for office space in the United States and Morocco and office lease commitments of less than one year for offices in Romania and Turkey. During the quarter ended June 30, 2008, we increased our Dallas office space by 1,000 square feet, effective August 2008.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2008.

Forward-Looking Statements

Certain statements in this quarterly report, including those appearing under this Item 2, constitute “forward-looking statements” within the meaning of applicable U.S. and Canadian securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “may” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: market prices for natural gas, natural gas liquids and oil products; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; economic conditions in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors; our course of action would depend upon our assessment of the future considering all information then available. In that regard, any statements as to future natural gas, or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; cash flows; uses of cash flows; collectibility of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

Although we believe that the expectations conveyed by the forward-looking statements are reasonable based on information available to us on the date such forward-looking statements were made, no assurances can be given as to future results, levels of activity, achievements or financial condition.

Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Disclosure Controls and Procedures

Disclosure Controls. As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end date of our last completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed on our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

There were no changes in our disclosure controls and procedures during our fiscal quarter ended June 30, 2008.

Internal Control over Financial Reporting. The CEO and CFO are responsible for designing internal control over financial reporting, or causing them to be designed under their supervision, in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals, or GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our size and the number of staff impact our internal controls. Due to the limited number of staff, it is not possible to achieve complete segregation of duties, nor do we currently maintain written policies and procedures at our international offices. Similarly, we must engage accounting assistance with respect to complex, non-routine accounting issues, Canadian and U.S. GAAP matters, tax compliance, and reporting for our international operations. Notwithstanding these weaknesses, our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and that information is timely and accurately disclosed consistent with Canadian and U.S. securities laws and regulations. Although the identified weaknesses may be considered to increase the risk that a material misstatement in our financial statements would not be prevented or detected, neither has resulted in a material misstatement in the financial statements. We are planning to increase the size of our staff and hire an internal auditor who will report to our audit committee. Our CEO and CFO oversee all material transactions and related accounting records and our audit committee reviews with management on a quarterly basis our financial statements. While our management and board of directors work to mitigate the risk of a material misstatement in our financial reporting, our control system, no matter how well designed or implemented, can only provide reasonable, but not absolute, assurance of detecting, preventing and deterring errors and fraud.

During our most recently completed fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This section describes some of the risks and uncertainties faced by us. The factors below should be considered in connection with any forward-looking statements in this Quarterly Report on Form 10-Q. The risk factors described below are considered to be the significant or material ones, but they are not the only risks faced by us.

We will have substantial capital requirements that we may be unable to finance on acceptable terms, or at all, which may have a material adverse effect on our operations.

Our future growth depends on our ability to make large capital expenditures for the exploration and development of natural gas and oil properties. Future cash flows and the availability of debt or equity financing will be subject to a number of variables, such as:

•	the success of our prospects in Morocco, Romania and Turkey;

•	success in finding and commercially producing reserves; and

•	prices of natural gas and oil.

We estimate that we have $8 million in work commitments for drilling and other exploratory activities under our exploration permits in Morocco and Romania for the remainder of 2008. Additional financing sources will be required in the fourth quarter of 2008 to fund our international exploration and development activities beyond 2008. Issuing equity securities to raise additional capital could cause substantial dilution to our existing stockholders. Additional debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	our being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on our operations.

We might not be able to obtain necessary financing on acceptable terms, or at all. If sufficient capital resources are not available, we might be forced to curtail developmental and exploratory drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial or extended decline in natural gas and oil prices may adversely affect our ability to meet our capital expenditure obligations and financial commitments.

Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Lower natural gas and oil prices may also reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, and they are likely to continue to be volatile in the future. If we establish reserves, a decrease in natural gas or oil prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If natural gas or oil prices decline significantly for extended periods of time in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

•	change in local and global supply and demand for natural gas and oil;

•	levels of production and other activities of the Organization of Petroleum Exporting Countries and other natural gas and oil producing nations;

•	market expectations about future prices;

•	the level of global natural gas and oil exploration, production activity and inventories;

•	political conditions, including embargoes, in or affecting other oil producing activity; and

•	the price and availability of alternative fuels.

Lower natural gas and oil prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially adversely affect our business, financial condition and results of operations.

To the extent that we establish natural gas and oil reserves, we will be required to replace, maintain or expand our natural gas and oil reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves and are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing reserves, our reserves will decline as reserves are produced. Our future natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activities increase in the countries in which we operate generally, shortages of drilling and completion rigs, field equipment and qualified personnel could develop. From time to time, shortages have sharply increased our operating costs in various areas around the world and could do so again. The demand for, and wage rates of, qualified drilling rig crews generally rise in response to the increased number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which may materially adversely affect our business, financial condition and results of operations.

Undeveloped resources are uncertain.

We have no established reserves and estimate that we will not have any production for 2008. Undeveloped resources, by their nature, are significantly less certain than developed resources. The discovery, determination and exploitation of undeveloped resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the capital we need to develop these resources. There is no certainty that we will discover resources or that, if discovered, resources will be economically viable or technically feasible to produce.

The value of our common shares might be affected by matters not related to our own operating performance.

The value of our common shares may be affected by matters that are not related to our operating performance and which are outside our control. These matters include the following:

•	general economic conditions in Canada, the United States, Romania, Morocco, Turkey and globally;

•	industry conditions, including fluctuations in the price of oil and natural gas;

•	governmental regulation of the oil and natural gas industry, including environmental regulation;

•	fluctuation in foreign exchange or interest rates;

•	liabilities inherent in oil and natural gas operations;

•	geological, technical, drilling and processing problems;

•	unanticipated operating events which can reduce production or cause production to be shut in or delayed;

•	failure to obtain industry partner and other third party consents and approvals, when required;

•	stock market volatility and market valuations;

•	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

•	the need to obtain required approvals from regulatory authorities;

•	worldwide supplies and prices of, and demand for, natural gas and oil;

•	political conditions and developments in each of the countries in which we operate;

•	political conditions in natural gas and oil producing regions;

•	revenue and operating results failing to meet expectations in any particular period;

•	investor perception of the oil and natural gas industry;

•	limited trading volume of our common shares;

•	change in environmental and other governmental regulations;

•	announcements relating to our business or the business of our competitors;

•	our liquidity; and

•	our ability to raise additional funds.

In the past, companies that have experienced volatility in the trading price of their common shares have been the subject of securities class action litigation. We might become involved in securities class action litigation in the future. Such litigation often results in substantial costs and diversion of management’s attention and resources and could have a material adverse effect on our business, financial condition and results of operation.

Although it is not entirely free from doubt, we believe that it is more likely than not that we constitute a passive foreign investment company (a “PFIC”) for U.S. federal income tax purposes. Unless U.S. holders of our common shares make certain elections under U.S. federal income tax rules, they may be subject to certain adverse U.S. federal income tax consequences.

Although it is not entirely free from doubt, we believe that it is more likely than not that we constitute a PFIC for U.S. federal income tax purposes. Consequently, certain adverse U.S. federal income tax consequences may result to U.S. holders of our common shares. Under the PFIC rules, a U.S. holder who disposes, or is deemed to dispose, of our common shares at a gain, or who receives or is deemed to receive certain distributions with respect to our common shares, generally will be required to treat such gain or distributions as ordinary income and pay an interest charge on the tax imposed. Certain elections may be used to reduce or eliminate the adverse impact of the PFIC rules for holders of our common shares (“QEF elections” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income in excess of amounts distributed to our shareholders. In addition, if we are a PFIC, our distributions will not qualify for the reduced rate of U.S. federal income tax that applies to qualified dividends paid to non-corporate U.S. taxpayers. The PFIC rules are extremely complex, and prospective U.S. investors are urged to consult their own tax advisers regarding the potential consequences to them of our being classified as a PFIC.

We might not be able to obtain necessary permits, approvals or agreements from one or more government agencies, surface owners, or other third parties, which could hamper our exploration or development activities.

There are numerous permits, approvals, and agreements with third parties, which will be necessary in order to enable us to proceed with our development plans and otherwise accomplish our objectives. The government agencies in each country in which we operate have discretion in interpreting various laws, regulations, and policies governing operations under the licenses. Further, we may be required to enter into agreements with private surface owners to obtain access to, and agreements for, the location of surface facilities. In addition, because many of the laws governing oil and gas operations in the international countries in which we operate have been enacted relatively recently, there is only a relatively short history of the government agencies handling and interpreting those laws, including the various regulations and policies relating to those laws. This short history does not provide extensive precedents or the level of certainty that allows us to predict whether such agencies will act favorably toward us.

The governments have broad discretion to interpret requirements for the issuance of drilling permits. Our inability to meet any such requirements could have a material adverse effect on our exploration or development activities.

Drilling for and producing natural gas and oil are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success depends on the success of our exploration, development and production activities in each of our prospects. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project unprofitable. Further, many factors may curtail, delay or prevent drilling operations, including:

•	unexpected drilling conditions;

•	pressure or irregularities in geological formations;

•	equipment failures or accidents;

•	pipeline and processing interruptions or unavailability;

•	title problems;

•	adverse weather conditions;

•	lack of market demand for natural gas and oil;

•	delays imposed by, or resulting from, compliance with environmental and other regulatory requirements;

•	shortage of, or delays in the availability of, drilling rigs and the delivery of equipment; and

•	declines in natural gas and oil prices.

Our future drilling activities might not be successful, and drilling success rates overall or within a particular area could decline. We could incur losses by drilling unproductive wells. Shut-in wells, curtailed production and other production interruptions may materially adversely affect our business, financial condition and results of operations.

Competition in the oil and gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

We operate in the highly competitive areas of oil and gas exploration, development and acquisition with a substantial number of other companies, including U.S.-based and foreign companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and gas companies in each of the following areas:

•	seeking oil and gas exploration licenses and production licenses;

•	acquiring desirable producing properties or new leases for future exploration;

•	marketing natural gas and oil production;

•	integrating new technologies; and

•	acquiring the equipment and expertise necessary to develop and operate properties.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. These companies are able to pay more for exploratory prospects, and productive oil and gas properties and prospects than we can. To the extent competitors are able to pay more for properties than we are paying, we will be at a competitive disadvantage. Further, many of our competitors enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Political instability or fundamental changes in the leadership or in the structure of the governments in the jurisdictions in which we operate could have a material negative impact on us.

Our interests may be affected by political and economic upheavals. Local, regional and world events could cause the jurisdictions in which we operate to change the petroleum laws, tax laws, foreign investment laws, or to revise their policies in a manner that renders our current and future projects unprofitable. Further, the governments in the jurisdictions in which we operate could decide to nationalize the oil and gas industry or impose restrictions and penalties on foreign-owned entities, which could render our projects unprofitable or could prevent us from selling our assets or operating our business. The occurrence of any such fundamental change could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to complete the exploration and development of any, or a significant portion of, the oil and gas interests covered by our leases or licenses before they expire.

Each license or lease under which we operate has a fixed term. We may be unable to complete our exploration and development efforts prior to the expiration of licenses or leases. Failure to obtain an extension of the license or lease, be granted a new exploration license or lease or the failure to obtain a license or lease covering a sufficiently large area would prevent or limit us from continuing to explore and develop a significant portion of the oil and gas interests covered by the license or lease. The determination of the amount of acreage to be covered by the production licenses is in the discretion of the respective governments.

We are subject to complex laws and regulations, including environmental regulations, which can have a material adverse effect on our cost, manner or feasibility of doing business.

Exploration for and exploitation, production and sale of oil and gas in each country in which we operate is subject to extensive national and local laws and regulations, including complex tax laws and environmental laws and regulations, and requires various permits and approvals from various governmental agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, we might not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements of any permits, might result in the suspension or termination of operations and subject us to penalties. Our costs to comply with these numerous laws, regulations and permits are significant. Further, these laws and regulations could change in ways that substantially increase our costs and associated liabilities. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations may harm our business, results of operations and financial condition.

We do not plan to insure against all potential operating risks. We might incur substantial losses from, and be subject to substantial liability claims for, uninsured or underinsured risks related to our natural gas and oil operations.

We do not intend to insure against all risks. Our natural gas and oil exploration and production activities will be subject to hazards and risks associated with drilling for, producing and transporting natural gas and oil, and any of these risks can cause substantial losses resulting from:

•	environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling, and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death;

•	regulatory investigations and penalties; and

•	natural disasters.

We might elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities arising from uninsured and underinsured events or in amounts in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations.

We might not be able to identify liabilities associated with properties or obtain protection from sellers against them, which could cause us to incur losses.

Our review and evaluation of prospects and future acquisitions might not necessarily reveal all existing or potential problems. For example, inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, may not be readily identified even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we often assume environmental and other risks and liabilities in connection with the acquired properties.

We are subject to operating hazards.

The oil and gas business involves a variety of operating risks, including the risk of fire, explosion, blowout, pipe failure, casing collapse, stuck tools, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, pipeline ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury and loss of life, loss of or damage to well bores and/or drilling or production equipment, costs of overcoming downhole problems, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Gathering systems and processing facilities are subject to many of the same hazards and any significant problems related to those facilities could adversely affect our ability to market our production.

We are dependent on key personnel.

We depend to a large extent on the services of Malone Mitchell 3rd, our Chairman, and Scott Larsen, our President and Chief Executive Officer. The loss of the services of either of these individuals could have a material adverse effect on our operations. We do not maintain key person insurance on Mr. Mitchell.

Failure to have effective internal control over financial reporting could have a material adverse effect on our operations, investor confidence and our stock price.

We will be subject to Section 404 of the Sarbanes-Oxley Act for our fiscal year ending December 31, 2008 which requires annual management assessment of the effectiveness of our internal control over financial reporting. Due to the limited number of our staff, it is not possible to achieve complete segregation of duties, nor do we currently maintain written policies and procedures at our international offices. Further, we must engage accounting assistance with respect to complex, non-routine accounting issues, Canadian and U.S. GAAP matters, tax compliance, and reporting for our international operations. Our efforts to comply with the requirements of Section 404 may result in increased general and administrative expense and a diversion of management time and attention. As a result, we may not be able to conclude that we have effective internal controls in the future. Failure to have effective internal controls could lead to a misstatement of our financials. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the price of our stock could decrease. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

Our officers and directors may have conflicts of interest.

There may be potential conflicts of interest for certain of our officers and directors who are or may become engaged from time to time on their own behalf or on behalf of other companies with which they may serve in the capacity as directors or officers. Certain of our outside directors are officers and/or directors of other publicly traded financial services, crude oil and natural gas exploration and production companies. Two of our directors, Malone Mitchell 3rd and Matthew McCann, are associated with Riata, which has significant investment and contractual relationships with us.

Our retained net profits interest on Oil Mining License 109 may not yield any revenue to us.

In June 2005, we sold our interest in Oil Mining License 109, a 215,000 acre concession located offshore Nigeria (“OML 109”), and retained a net profits interest of up to $16 million based on future exploration success. Absent a new discovery on OML 109 by the new owner, the retained net profits interest will not yield any revenue to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2008, we issued 10 million common shares to a person associated with Riata at Cdn $0.30 per share for Cdn $3.0 million gross proceeds to us. On May 30, 2008 we issued 25 million common shares to certain persons associated with Riata at Cdn $0.36 per share for gross proceeds of Cdn $9.0 million. On May 30, 2008, we used $2.0 million of the private placement proceeds to repay a short-term loan from Riata. We will use the remaining net proceeds of the private placement to fund drilling activities in Romania and Morocco and for general corporate purposes. We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D). Each purchaser represented to us that it is an “accredited investor.”

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of stockholders on May 20, 2008, at which our stockholders were asked to (a) set the number of directors at six, (b) elect six directors, (c) appoint KPMG LLP as our independent auditor for 2008, and (d) approve the private placement issuance of 25,000,000 common shares to Riata or its associates. The motion to set the number of directors at six received 16,797,478 votes for and 8,277 votes against. Michael Winn was elected as a director and received 16,788,937 votes for his election with 16,818 votes withheld. Brian Bayley was elected as a director and received 16,788,931 votes for his election with 16,824 votes withheld. Alan Moon was elected as a director and received 16,788,931 votes for his election with 16,824 votes withheld. Scott Larsen was elected as a director and received 16,698,837 votes for his election with 106,918 votes withheld. Malone Mitchell was elected as a director and received 16,788,931 votes for his election with 16,824 votes withheld. Matthew McCann was elected as a director and received 16,788,934 votes for his election with 16,821 votes withheld. The motion to appoint KPMG, LLP as our independent auditor for 2008 received 16,792,255 votes in favor, with 13,500 votes withheld. The motion to approve the private placement issuance of 25,000,000 common shares to Riata or its associates received 7,548,647 votes in favor, with 63,012 votes against and 9,194,096 broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Scott C. Larsen
Scott C. Larsen
Chief Executive Officer

By:	/s/ Hilda Kouvelis
Hilda Kouvelis
Chief Financial Officer

Date: August 12, 2008

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.