Form 10-Q
period 2008-09-30
TRANSATLANTIC PETROLEUM CORP.
filed 2008-11-14
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2008, the registrant had 79,957,781 common shares outstanding.

	Part I.

Item 1.	Financial Statements	3
	Consolidated Balance Sheets at December 31, 2007 and September 30, 2008	3
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2007 and 2008 and the Nine Months Ended September 30, 2007 and 2008	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2008	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Controls and Procedures	22

	Part II.

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM CORP.

Consolidated Balance Sheets

(Thousands of U.S. Dollars)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,120	$2,224
Accounts receivable	470	566
Share subscription receivable (note 9)	105	—
Prepaid and other current assets	447	45

	11,142	2,835
Restricted cash (notes 4, 6 and 13)	2,318	2,272
Deferred charges (note 1)	241	—
Property and equipment (note 6)	2,143	1,572

	$15,844	$6,679

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,223	$401
Accrued liabilities	296	388
Loan payable (notes 8 and 12)	—	2,000
Asset retirement obligations of assets held for sale (notes 5 and 7)	8	8
Settlement provision (note 13)	240	240

	1,767	3,037
Shareholders’ equity
Share capital (note 9)	56,034	42,191
Warrants (note 9)	747	1,108
Contributed surplus (note 9)	6,077	5,646
Deficit	(48,781)	(45,303)

	14,077	3,642
Going concern (note 1)
Subsequent events (notes 1, 6 and 16)
Commitments (notes 6 and 15)

	$15,844	$6,679

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Thousands of U.S. Dollars, except for per share amounts)

	Nine Months		Three Months
	Ended September 30,
	2008	2007	2008	2007
Expenses
General and administrative	$2,526	$1,956	$719	$583
International oil and gas activities (note 6)	1,007	1,544	858	202
Settlement provision (note 13)	—	(313)	—	—
Foreign exchange (gain) loss	(2)	19	(2)	20

	3,531	3,206	1,575	805
Interest and other income	(217)	(231)	(140)	(34)
Interest expense	39	63	—	18

Loss from continuing operations	3,353	3,038	1,435	789
Loss/(income) from discontinued operations (note 5)	125	3,933	48	318

Net loss and comprehensive net loss for the period	3,478	6,971	1,483	1,107

Net loss per share (note 9)
Basic and diluted – continuing operations	$0.06	$0.07	$0.02	$0.02
Basic and diluted – discontinued operations	—	0.09	—	0.01
Basic and diluted	0.06	0.16	0.02	0.03
Weighted average number of common shares outstanding – basic and diluted	61,471,175	42,958,355	79,531,341	43,210,129

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2008	2007
Cash provided by (used in)
Operating activities
Net loss for the period	$(3,353)	$(3,038)
Items not involving cash:
Stock-based compensation	490	344
Depreciation, depletion and accretion	5	—
Changes in non-cash working capital (note 14)	422	(1,854)

	(2,434)	(4,548)
Discontinued operations
Net loss from discontinued operations (note 5)	(125)	(3,933)
Items not involving cash:
Non cash financing expense	—	359
Write-down of property and equipment	—	2,880
Depreciation, depletion and accretion	—	243

	(125)	(451)

	(2,559)	(4,999)
Investing activities
Property and equipment	(576)	(4,126)
Deferred charges	(138)	—
Restricted cash	(46)	930

	(760)	(3,196)
Financing Activities
Loan proceeds	—	4,000
Loan repayment	(2,000)	—
Private placement	11,895	—
Deferred charges	(103)	—
Exercise of warrants and options	1,423	164

	11,215	4,164
Change in cash and cash equivalents	7,896	(4,031)
Cash and cash equivalents, beginning of period	2,224	4,688

Cash and cash equivalents, end of period	$10,120	$657

Supplemental cash flow information
Interest received	$160	$197
Interest paid	130	274

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements—Unaudited

Three and nine months ended September 30, 2008 and 2007

(Tabular amounts in 000’s of U.S. Dollars unless otherwise noted)

TransAtlantic Petroleum Corp. (the “Company” or “TransAtlantic”) is an international oil and gas company. We are focused on building a portfolio of oil and gas exploration and development projects in countries that are under-explored and have low corporate tax and royalty rates and established petroleum systems. We currently have projects in Morocco, Turkey and Romania. All amounts are in U.S. dollars unless otherwise noted.

1.	Going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that TransAtlantic will realize its assets and discharge its liabilities in the normal course of operations. Management considers the going concern basis to be appropriate for these financial statements. If the going concern basis were not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, reported expenses and the balance sheet classifications used.

At September 30, 2008, the Company had cash and cash equivalents of $10.1 million, no debt and working capital of $9.4 million. The Company incurred a loss during the third quarter of 2008 of $1.5 million. In addition, the Company has commitments relating to work programs (see note 6).

During the second quarter of 2008, the Company successfully closed the two-stage private placement announced on March 28, 2008 with entities controlled by N. Malone Mitchell, 3rd, the Company’s chairman, and certain other persons, pursuant to which the Company raised gross proceeds of Cdn $12.0 million. The Company used a portion of the net proceeds of the private placement to repay a $2.0 million short-term loan (see note 8). The Company plans to use the remainder of the net proceeds to fund the Company’s drilling activities in Romania and Morocco and for general corporate purposes. See note 12, Related Party Transactions.

During the third quarter of 2008, the Company agreed to acquire 100% of the shares of Longe Energy Limited (“Longe”) from Longfellow Energy, LP in exchange for 39,583,333 common shares of the Company, and 10,000,000 common share purchase warrants with an exercise price of $3.00 per share. Concurrently, and conditioned upon shareholder approval of the Longe acquisition, the Company will issue 35,416,667 common shares at a price of $1.20 per share in a private placement with Mr. Mitchell and associated persons, resulting in gross proceeds of $42.5 million. The Company has recorded $241,000 in deferred charges for transaction costs related to the Longe acquisition and the private placement. The Company expects to consummate the transactions following approval at a special meeting of the Company’s shareholders currently scheduled to be held in December 2008. The Company expects to use approximately $7.0 million of the net proceeds from the private placement to purchase additional equipment for its planned service operations and substantially all of the remainder to fund the Company’s drilling activities in Morocco, Turkey and Romania. See note 12, Related Party Transactions.

2.	Basis of presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. These consolidated financial statements were prepared by management using accounting policies and methods of their application consistent with those used in the preparation of the Company’s audited consolidated financial statements and U.S. GAAP reconciliation as disclosed in the Company’s Annual Report on Form 20-F as at and for the year ended December 31, 2007, except as noted below. In the opinion of management, these interim consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results to be achieved for 2008.

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

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

(j)	Recently Issued United States Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company adopted SFAS No. 157 as of January 1, 2008 and there was no material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not yet determined the impact, if any, that implementation of SFAS No. 162 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company adopted SFAS No. 159 as of January 1, 2008 and there was no material impact on its consolidated financial statements.

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

SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141”) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. SFAS No. 141 also requires the acquirer in an acquisition achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141 is effective for the Company for business combinations completed after December 31, 2008.

4.	Restricted cash

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that is pledged for the satisfaction of liabilities or performance guarantees. At September 30, 2008, restricted cash included: $240,000 for the settlement of Nigerian liabilities (see note 13), $2.0 million in a certificate of deposit supporting a $2.0 million bank guarantee of the Morocco work program (see note 6) and $28,000 in a certificate of deposit that is a collateral for a letter of credit in favor of the Oklahoma Tax Commission.

5.	Discontinued operations held for sale

	Cost	Accumulated depreciation, depletion and write-down	Net book value
September 30, 2008
Crude oil and natural gas properties United States	$—	$—	$—

December 31, 2007
Crude oil and natural gas properties United States	$11,053	$11,053	$—

(a)	United States:

The Company has segregated its U.S. oil and gas properties as held for sale in conjunction with its plan to sell its proved and undeveloped interests in the United States. At December 31, 2007, the assets of the discontinued operations were measured at their fair value less costs to sell. The Company recorded a write-down in 2007. As such, $0 net book value of property and equipment and $8,000 of asset retirement obligations have been reflected as assets and liabilities held for sale at September 30, 2008.

Loss from discontinued operations includes the following amounts:

	For the nine months ended,		For the three months ended,
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues, oil and gas sales – net	$95	$549	$34	$207
Expenses:
Lease operating expenses	128	815	82	333
Write-down of property and equipment	—	2,880	—	—
Depletion, depreciation and accretion	—	243	—	3
Interest expense including shares issued	92	544	—	189

Loss from discontinued operations	$(125)	$(3,933)	$(48)	$(318)

6.	Property and equipment

	Cost	Accumulated depreciation and depletion	Net book value
2008
Crude oil and natural gas properties Romania	$1,974	$—	$1,974
Furniture, fixtures and other assets	174	5	169

Balance, September 30, 2008	$2,148	$5	$2,143

2007
Crude oil and natural gas properties Romania	$1,572	$—	$1,572
Furniture, fixtures and other assets	238	238	—

Balance, December 31, 2007	$1,810	$238	$1,572

(a)	Morocco:

In May 2006, the Company was awarded the Tselfat exploration permit in Morocco. In August 2007, the Company reached an agreement to farmout 50% of its interest in the Tselfat permit to a joint interest partner. In exchange for an option to acquire 50% of the Company’s interest in the Tselfat permit, Sphere Petroleum QSC (“Sphere”) agreed to fund the costs of an evaluation work program which included acquisition of a 3D seismic survey and additional geological studies. Upon its exercise of the option, Sphere would fund the drilling and testing of an exploratory well and replace the Company’s bank guarantee deposited with the Moroccan government. In April 2008, Sphere assigned all of its interests in the Tselfat option and farmout agreement to Longe.

In January 2008, the Company converted a portion of its Guercif - Beni Znassen reconnaissance license into two exploration permits. In the initial three-year term, the Company is required to re-enter, log and test a well previously drilled in the area, acquire 300 kilometers of 2D seismic and reprocess and reinterpret an aerogravity and magnetic survey. Pursuant to a participation agreement between the Company (30%), Stratic Energy Corporation (“Stratic”) (20%) and Sphere (50%), Sphere agreed to bear the entire cost of the initial three-year work program to earn its 50% interest in the two Guercif exploration permits. Sphere agreed to reimburse the Company for approximately $680,000 of historical expenditures. In April 2008, Sphere assigned all of its interests in the Guercif participation agreement to Longe which replaced the Sphere bank guarantee upon completion and acceptance of the transfer documentation.

In July 2008, the Company agreed to farm-in to the Ouezzane-Tissa and Asilah exploration permits held by Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation (collectively, “Direct”) in northern Morocco. The two exploration permits cover seven blocks with a combined area of 12,287 square kilometers (3,036,068 acres). Under the farm-in agreement, the Company will earn a 25% interest in the Ouezzane-Tissa and Asilah exploration permits by carrying Direct for 50% of the costs of drilling three wells on the Ouezzane-Tissa permit. The Company has work program commitments estimated to be $10.0 million through 2010 under its farm-in agreement for the Ouezzane-Tissa and Asilah exploration permits. These commitments are not supported by bank guarantees.

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

The Company capitalized $1.6 million of expenditures related to seismic surveys completed at the end of 2006 in Romania. The Company capitalized $137,000 and $402,000 during the three and nine months, respectively, ended September 30, 2008 for wellsite preparation.

In September 2008, the Company agreed with Sterling Resources Ltd. (“Sterling”) to farm-in to Sterling’s Sud Craiova Block E III-7, covering 6,070 square kilometers (1.5 million acres) in western Romania. In exchange for a 50% working interest, the Company will drill three exploration wells on the Sud Craiova license, each to a depth of approximately 1,000 meters (3,280 feet). At casing point in each well, Sterling and TransAtlantic will each elect whether to proceed to completion and will each bear their proportionate share of completion and infrastructure costs. Sterling will remain operator of the Sud Craiova license.

(c)	Turkey:

In March 2008, the Company announced that it had agreed to farmout 75% of its interest in two of its licenses, Blocks 4173 and 4174, in Turkey. The party who farmed in is obligated to drill a well on one of the two blocks prior to the end of 2008 at its cost.

In September 2008, the Company agreed with Incremental Petroleum Limited (“Incremental”) to farm-in to Incremental’s License 4262, covering 12 square kilometers (3,052 acres) in southeastern Turkey. In exchange for a 60% working interest, the Company will drill one exploration well on License 4262 to a depth of approximately 3,200 meters (10,500 feet). At casing point, Incremental and TransAtlantic will each elect whether to proceed to completion and will each bear their proportionate share of completion and infrastructure costs. By drilling this well, the Company will also earn an undivided 75% working interest in four additional licenses covering 1,863 square kilometers (460,321 acres) located south of License 4262. The Company’s participation in these licenses is conditioned upon extension of their term by the Turkish General Directorate of Petroleum Affairs (“GDPA”). Subject to GDPA’s approval, the Company will become the operator of all five of the licenses.

(d)	Other:

The Company incurred and expensed $1.9 million of costs during the nine months ended September 30, 2008, compared to $1.5 million for the nine months ended September 30, 2007, towards the pre-acquisition, reconnaissance and evaluation of the Company’s international oil and gas activities, including those conducted in Morocco, Romania and Turkey, including technical, professional and administrative costs. The Company also received expense reimbursements related to projects totaling $832,000 in Morocco from Riata and $150,000 from an unrelated farm-in partner resulting in total international activity expense to the Company of $1.0 million for the nine months ended September 30, 2008 and $900,000 for the three months ended September 30, 2008.

The Company relinquished its interest in the U.K. North Sea in December 2007.

7.	Asset retirement obligations

As part of its development of oil and gas opportunities, the Company incurs asset retirement obligations (“ARO”) on its properties. The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties. At September 30, 2008, the net present value of the Company’s total ARO is estimated to be $8,000, compared to $8,000 at December 31, 2007, with the undiscounted value being $14,000, compared to $14,000 at December 31, 2007. An inflation rate of 2% was assumed and a discount rate of 7% was used to calculate the present value of the ARO. For reporting purposes, the ARO associated with the current assets held for sale (see note 5) have been reclassified as current liabilities.

	Nine months ended September 30, 2008	Year ended December 31, 2007
Beginning balance	$8	$1,939
Liabilities incurred	—	26
Accretion expense	—	72
Reclassified to current liabilities of assets held for sale (note 5)	—	(2,029)

Ending balance	$8	$8

8.	Loan payable

In April 2007, the Company entered into a $3.0 million short-term standby bridge loan from Quest Capital Corp. (“Quest”). The Company drew down $3.0 million on the loan in the second quarter of 2007. In August 2007, the Company and Quest increased the loan facility to $4.0 million and the Company drew down the additional $1.0 million. Quest and the Company currently have one director in common. At the time of the Quest transactions, the Company and Quest had two directors in common. Transactions with Quest have been conducted at their fair value. The Company issued 503,823 common shares to Quest at an aggregate value of approximately $359,000 as it drew on the loan (see note 9). On November 13, 2007, the Company paid down $2.0 million in principal on the loan and extended the maturity date on the outstanding principal balance of $2.0 million to March 31, 2008. Quest extended the maturity date to April 30, 2008 to facilitate the closing of the Riata loan described below.

On April 8, 2008, Riata Management, LLC (collectively with its affiliates, “Riata”) loaned the Company $2.0 million, which the Company used to repay the $2.0 million bridge loan due to Quest. The Company paid the Riata loan in full on May 30, 2008, and interest on the loan was waived.

9.	Share capital

(a)	Authorized

Unlimited number of common shares and preferred shares, without par value.

(b)	Issued

Common shares

(In thousands)	Number of Shares	Amount
Balance, December 31, 2006	42,557	$41,567
Shares issued for financing (see notes 5 and 8)	504	359
Stock options exercised	185	232
Stock warrants exercised	25	33

Balance, December 31, 2007	43,271	42,191
Shares issued for cash	35,000	12,010
Stock options exercised	247	207
Stock warrants exercised during the second quarter of 2008	230	305
Shares issue costs	—	(116)
Stock warrants exercised during the third quarter of 2008	1,085	1,437

Balance, September 30, 2008	79,833	$56,034

In April and May 2008, the Company issued 10 million common shares and 25 million common shares, respectively, in connection with the private placement transactions announced in March 2008 (see note 1). The Company issued 1,085,000 common shares for warrants exercised during the third quarter of 2008. The Company recorded a receivable of $105,000 relating to 100,000 warrants exercised in September 2008 for which cash was received in October 2008.

Warrants

(In thousands)	Number of Warrants	Amount
Balance, December 31, 2006	7,976	$2,017
Expired	(3,232)	(902)
Exercised	(25)	(7)

Balance, December 31, 2007	4,719	1,108
Exercised during quarter ended June 30	(230)	(63)
Exercised during quarter ended Sept. 30	(1,085)	(298)

Balance, September 30, 2008	3,404	$747

(c)	December 2006 private placement

In December 2006, the Company issued 4,500,000 Units at $0.85 per Unit for gross proceeds of $3.8 million. Each Unit consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one common share at a price of $1.05 through December 4, 2008. At September 30, 2008, all of the warrants outstanding relate to the December 2006 private placement. If the volume weighted average closing price of the Company’s common shares exceeds $1.55 per share for 20 consecutive trading days, the Company will be entitled to accelerate expiration of the warrants (thereby requiring the warrant holder to exercise the warrant within 30 days of being notified of the accelerated expiration). In connection with the issuance of the Units, the Company paid a commission of $249,000 and issued 219,375 finders warrants with an estimated fair value of $60,000 as of December 2006 exercisable on the same terms as the purchase warrants. In addition to the finder’s fee, approximately $80,000 of legal, consulting and filing fees were incurred related to the private placement.

(d)	Stock option plan

The Company granted options to acquire 100,000 common shares on August 1, 2008. All the options were granted with a five year term exercisable at the greater of the market price pursuant to the Company’s Amended and Restated Stock Option Plan (the “Plan”) or the volume weighted average price for the five trading days immediately preceding the grant date. The volume weighted average price of $1.35 per share was higher than the market price under the Plan. All of the granted options vest in three equal installments over a two year period, with one-third vesting on the date of the grant; and the remaining two-thirds vesting on August 1, 2009 and 2010.

The Company granted options to acquire 340,000 common shares on June 11, 2008. All the options were granted with a five year term exercisable at the greater of the market price pursuant to the Plan or the volume weighted average price for the five trading days immediately preceding the grant date. The volume weighted average price of $1.23 per share was higher than the market price under the Plan. All of the granted options vest in three equal installments over a two year period, with one-third vesting on the date of the grant; and the remaining two-thirds vesting on June 11, 2009 and 2010.

The Company granted options to acquire 915,000 common shares on December 4, 2007. All of the options were granted pursuant to the Plan with a five-year term exercisable at $0.31 per share. The options were issued on three different vesting schedules. 165,000 of the options issued vested immediately. As to 600,000 of the options issued, one-third vested immediately, one-third will vest on December 4, 2008, and one-third will vest on December 4, 2009. As to 150,000 of the options issued, one-third vested immediately, one-third vested March 31, 2008 and one-third will vest December 31, 2008.

The Company also granted options to acquire 1,355,000 common shares on January 10, 2007. All of the options were granted pursuant to the Plan with a five-year term exercisable at $1.00 per share. The options were issued on two different vesting schedules. As to 405,000 of the options issued, 50% vested immediately and 50% vested on January 10, 2008. As to 950,000 of the options issued, one-third vested immediately, one-third vested on January 10, 2008 and one-third will vest on January 10, 2009.

Based upon these terms, a Black-Scholes pricing model derives a fair value for the grants of approximately $143,000 recognized as stock-based compensation expense for the quarter ended September 30, 2008, compared to $49,000 for the quarter ended September 30, 2007, and $490,000 for the nine months ended September 30, 2008, compared to $344,000 for the nine months ended September 30, 2007. The unamortized amount at September 30, 2008 is approximately $487,000. Both the amortized expense and unamortized amount at September 30, 2008 include an adjustment for unvested option grants to consultants totaling $80,000 to account for decreases in the price of the Company’s common shares since the options were granted. Approximately $38,000 of this was amortized for the quarter ended September 30, 2008.

	September 30, 2008		December 31, 2007
(Shares in thousands)	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of period	4,285	$0.80	2,280	$0.87
Granted	440	1.25	2,270	0.72
Expired	(65)	(0.92)	(80)	(0.82)
Exercised	(247)	(0.60)	(185)	(0.74)

Outstanding at end of period	4,413	$0.85	4,285	$0.80

Exercisable at end of period	3,320	$0.86	2,957	$0.83

The estimated fair value of share options issued during the periods was determined using the Black-Scholes pricing model with the following assumptions:

Option Value Inputs	September 30, 2008
Risk free interest rate	3.0%
Expected option life	5 Years
Volatility in the price of the Company’s common shares	71-205%
Forfeiture	10%

The Plan had 3,569,909 common shares reserved for issuance at September 30, 2008. All options presently issued under the Plan have a five-year term.

The following table summarizes information about stock options at September 30, 2008 (shares in thousands):

Options outstanding				Options exercisable
Range of prices		Number outstanding	Weighted-average remaining contractual Life (years)	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
Low	High
$0.31	$0.50	815	4.18	$0.31	365	$0.31
$0.75	$0.99	1,495	1.26	$0.84	1,495	$0.84
$1.00	$1.20	1,680	3.13	$1.03	1,330	$1.03
$1.21	$1.40	423	4.73	$1.25	130	$1.25

		4,413	2.84	$0.85	3,320	$0.86

(e)	Per share amounts

Basic per common share amounts were calculated using a weighted average number of common shares outstanding for the three and nine months ended September 30, 2008 of 79,531,341 and 61,471,175, respectively, compared to 43,210,129 and 42,958,355 for the three and nine months ended September 30, 2007, respectively.

(f)	Contributed surplus

	September 30, 2008	December 31, 2007
Beginning balance	$5,646	$4,284
Increase from stock based compensation	490	554
Transfer to share capital on option exercise	(59)	(94)
Warrants expired	—	902

Ending balance	$6,077	$5,646

10.	Segment information

As of September 30, 2008, the Company and its subsidiaries operate in one industry segment, composed of three reportable geographic segments, involving the exploration for and the development and production of crude oil and natural gas. Identifiable assets, revenues and net loss in each of its geographic areas are as follows:

	Identifiable assets	Net revenues		Net loss
September 30, 2008		Nine months	Three months	Nine months	Three months
United States	$571	$—	$—	$1,442	$540
Morocco	2,759	—	—	(419)	288
Romania	2,201	—	—	630	237
Corporate assets and other	10,313	—	—	1,825	418

	$15,844	$—	$—	$3,478	$1,483

	Identifiable assets	Net revenues		Net loss
September 30, 2007		Nine months	Three months	Nine months	Three months
United States	$4,200	$—	$—	$3,933	$318
Morocco	3,195	—	—	389	112
Romania	1,938	—	—	760	97
Corporate assets and other	834	—	—	1.889	580

	$10,167	$—	$—	$6,971	$1,107

11.	Financial and capital risk management

At September 30, 2008, the fair value of the Company’s financial instruments, cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values.

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

Credit risk

The Company’s accounts receivable from unrelated parties are primarily with customers and partners in the oil and gas industry and government agencies and are subject to normal credit risks. As of September 30, 2008, the Company’s accounts receivable included $44,000 currently due from joint interest partners, and approximately $120,000 is due from government agencies, relating to value-added tax reclamation claims.

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

On April 8, 2008, the Company entered into a $2.0 million short-term loan with Riata. The Company paid the loan in full on May 30, 2008 in connection with the closing of the second stage of the private placement announced in March 2008. Mr. Mitchell controls Riata.

In addition, on April 8, 2008, Dalea Partners LP (“Dalea”), which is controlled by Mr. Mitchell, purchased 10,000,000 common shares from the Company at Cdn $0.30 per share pursuant to the first stage of the private placement announced in March 2008, and on May 30, 2008, Dalea and another entity controlled by Mr. Mitchell purchased a further 12,630,000 common shares from the Company at Cdn $0.36 per share pursuant to the second stage of the private placement. Matthew McCann, a director of the Company, also participated in the second stage of the private placement, purchasing 1,100,000 common shares of the Company. However, neither Mr. Mitchell nor Mr. McCann were related parties of the Company on March 28, 2008 when Riata first agreed that it or its associates would participate in the private placement and provide the short-term loan to the Company.

Effective May 1, 2008, the Company and Riata entered into a services agreement under which the Company and Riata agreed to provide technical and administrative services to each other from time to time on an as-needed basis. The Company recorded expenditures for the three and nine months ended September 30, 2008 of $440,00 and $457,000, respectively, for goods and services provided by Riata, of which $334,000 was included in accounts payable at September 30, 2008. The Company received a reimbursement of expenses in the amount of $832,000 from Longe related to Longe’s participation in the Company’s Moroccan exploration permits. The Company recorded accounts receivable of $305,000 from Longe at September 30, 2008 for costs incurred in Morocco. All payables and receivables with Riata and Longe at the end of the third quarter 2008 were settled in cash during October 2008.

On August 27, 2008, the Company announced it changed its operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, the Company has agreed to acquire Longe, an entity associated with Mr. Mitchell, the Company’s Chairman, in conjunction with a private placement that will raise gross proceeds of $42.5 million.

The Company will acquire 100% of the shares of Longe in exchange for 39,583,333 common shares of the Company, valued at $1.20 per share, and 10,000,000 common share purchase warrants. The common share purchase warrants will be exercisable for three years from the date of closing of the Longe acquisition and will entitle the holder to purchase one common share for each warrant at an exercise price of $3.00 per share. Concurrently, and conditioned upon shareholder approval of the Longe acquisition, the Company will issue 35,416,667 common shares at a price of $1.20 per share in a private placement with Mr. Mitchell and associated persons, resulting in gross proceeds of $42.5 million. The Company expects to consummate the transactions following approval at a special meeting of the Company’s shareholders currently scheduled to be held in December 2008.

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

14.	Supplemental cash flow information

Changes in non-cash working capital includes the following amounts:

September 30	2008 Nine months	2007 Nine months
Accounts receivable	96	(11)
Prepaid and other current assets	(402)	(106)
Accounts payable and accrued liabilities	730	(1,016)
Settlement provision	—	(721)

Change in non-cash working capital related to operating activities	$424	$(1,854)

Cash and cash equivalents includes the following amounts:

September 30	2008	2007
Cash	1,286	636
Cash equivalents	8,834	21

Cash and cash equivalents	$10,120	$657

15.	Commitments

The Company has long-term leases for office space in the United States and Morocco and office lease commitments of less than one year for offices in Romania and Turkey. The Company increased its Dallas office space effective August 2008. The Company is committed to the following aggregate annual amounts as of September 30, 2008:

2008	$36
2009	150
2010	159
2011	27

$372

16.	Subsequent events

(a)	On October 27, 2008, the Company announced its intention to make an all cash takeover offer (the “Offer”) for all of the shares in Incremental Petroleum Limited (“Incremental”), an international oil and gas company publicly traded on the Australian Stock Exchange. The Company plans to offer $1.05 Australian dollars in cash for each Incremental share. The Offer will be conditioned on the Company obtaining a relevant interest in at least 75% of the Incremental shares, and on a number of other conditions. The Company has arranged for the financing of the Offer with Dalea. Under this arrangement, Dalea will advance to the Company funds sufficient to acquire all of the Incremental shares, plus pay the Company’s transaction costs. The purchase price for 75% of Incremental’s currently issued and outstanding shares at $1.05 Australian dollars per share would be approximately $62.8 million Australian dollars. TransAtlantic plans to issue a bidder’s statement on November 26, 2008. All of the conditions to the Offer, TransAtlantic’s reasons for making the Offer, and the financing arrangements will be described in more detail in the Company’s bidder’s statement.

(b)	During October 2008, warrants to purchase 125,353 common shares of the Company at $1.05 per share were exercised and common shares were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the third quarter of 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, we have agreed to acquire Longe Energy Limited (“Longe”) from Longfellow Energy, LP (the “Longe Acquisition”) in conjunction with a private placement that will raise gross proceeds of $42.5 million (the “Private Placement”). Longfellow Energy, LP is controlled by our Chairman, N. Malone Mitchell 3rd. The Longe Acquisition and the Private Placement are subject to regulatory and disinterested shareholder approval, among other conditions.

If the Longe Acquisition and the Private Placement are completed, we anticipate that ownership of our own drilling rigs and services equipment will enable us to significantly lower drilling and operating costs over the long term and control timing for development of our properties, thereby providing a competitive advantage. In addition, the acquisition of the four drilling rigs owned by Longe will allow us to achieve operational capabilities in each country in which we operate, as two rigs will mobilize to Morocco, one to Romania and one to Turkey. Further, the acquisition of Longe’s interests in our Moroccan licenses will consolidate our exploration opportunities in Morocco. We also anticipate that the Longe Acquisition will create opportunities to increase acreage in each country in which we operate by drilling to earn interests in existing third party licenses. When the rigs and equipment are not operating on our properties, we expect to contract them out, creating additional opportunities for us.

On October 27, 2008, we announced our intention to make an all cash takeover offer (the “Offer”) for all of the shares in Incremental Petroleum Limited (“Incremental”), an international oil and gas company publicly traded on the Australian Stock Exchange. We believe that Incremental’s operations and properties would be highly complementary if combined with ours. We plan to offer $1.05 Australian dollars in cash for each Incremental share. The Offer will be conditioned on our obtaining an interest in at least 75% of the Incremental shares and on a number of other conditions, including receipt of all necessary regulatory approvals.

With regard to the development of our international properties, in October 2008 we began re-entry operations on one well in Morocco. In September 2008, we agreed to farm-in to Sterling Resources Ltd.’s Sud Craiova Block E III-7, covering 6,070 square kilometers (1.5 million acres) in western Romania. In exchange for a 50% working interest, we will drill three exploration wells on the Sud Craiova license. We expect to begin drilling operations in Romania in December 2008. Also in September 2008, we agreed to farm-in to Incremental’s License 4262, covering 12 square kilometers (3,052 acres) in southeastern Turkey. In exchange for a 60% working interest, we agreed to drill one exploration well. By drilling this well, we will earn an undivided 75% working interest in four additional licenses covering 1,863 square kilometers (460,321 acres) in southeastern Turkey. We began drilling operations on this well in October 2008.

In addition, we will continue to evaluate new opportunities in countries that are underexplored and have low corporate tax and royalty rates and established petroleum systems.

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

We have segregated our U.S. oil and gas properties as held for sale in conjunction with our plan to sell our proved and undeveloped interests in the U.S. At December 31, 2007, the assets of the discontinued operations were measured at their fair value less costs to sell. As such, $0 net book value of property and equipment and $8,000 of asset retirement obligations have been reflected as assets and liabilities held for sale at September 30, 2008. Loss from discontinued operations includes the following amounts:

	For the nine months ended,		For the three months ended,
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues, oil and gas sales – net	$95	$549	$34	$207
Expenses:
Lease operating expenses	128	815	82	333
Write-down of property and equipment	—	2,880	—	—
Depletion, depreciation and accretion	—	243	—	3
Interest expense including shares issued	92	544	—	189

Loss from discontinued operations	$(125)	$(3,933)	$(48)	$(318)

Results of Operations – Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. We recognized net crude oil and natural gas sales of $34,000 for the third quarter of 2008 from non-operated production in the U.S. This U.S. revenue represented a substantial decrease from third quarter of 2007 sales of $207,000. The decrease is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007. This revenue is a component of our loss from discontinued operations.

Expenses. Lease operating expenses in the third quarter of 2008 decreased to $82,000 from $333,000 as reported for the third quarter of 2007. The decrease in lease operating expense is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007. These expenses are a component of our loss from discontinued operations.

Depreciation, depletion and accretion related to U.S. production decreased to $0 for the third quarter of 2008 as compared with $3,000 in the third quarter of 2007. We had no assets subject to depreciation, depletion and accretion due to the write-down and sale of all of our U.S. properties during 2007. We recorded an impairment charge on our South Gillock SGU 96 well of $2.8 million in the quarter ended June 30, 2007. These charges are a component of our loss from discontinued operations.

Interest and other income increased $106,000 to $140,000 in the third quarter of 2008 as compared to 2007 resulting from increased interest income on higher invested cash balances from the private placement in the second quarter of 2008. The Company also recorded other income of $56,000 in the third quarter of 2008 related to a distribution from the former contract operator of the Nigerian operations which were sold in 2005.

General and administrative costs of $719,000 in the third quarter of 2008 increased by $136,000 compared to the third quarter of 2007, primarily because of higher non-cash stock-based compensation expense of $94,000.

During the three months ended September 30, 2008, we continued exploration activities in foreign countries including consulting, legal, accounting, travel and other costs necessary to further our identification and development of business opportunities. Expense reimbursements totaling $832,000 from Longe relating to our Moroccan properties are included in international oil and gas activity during the nine months ended September 30, 2008.

The following table presents exploration expenditures by country:

	For the nine months ended,		For the three months ended,
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Morocco	$(405)	418	$306	$129
Romania	630	760	237	96
Turkey	451	44	170	(106)
Other and unallocated	331	322	145	83

Total	$1,007	$1,544	$858	$202

Net Loss. The consolidated net loss for the quarter ended September 30, 2008 was $1.5 million, or $0.02 per share (basic and diluted), compared to consolidated net loss of $1.1 million or $0.03 per share (basic and diluted) for the quarter ended September 30, 2007. The third quarter 2008 net loss is primarily composed of general and administrative expense of $719,000, which includes stock-based compensation of $143,000, and $858,000 relating to international operations.

Results of Operations – Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. We recognized net crude oil and natural gas sales of $95,000 for the nine months ended September 30, 2008 from non-operated production in the U.S. This U.S. revenue represented a substantial decrease from sales of $549,000 during the nine months ended September 30, 2007. The decrease is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007. This revenue is a component of our loss from discontinued operations.

Expenses. Lease operating expenses in the nine months ended September 30, 2008 decreased to $128,000 from $815,000 as reported for the nine months ended September 30, 2007. The decrease is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007. These expenses are a component of our loss from discontinued operations.

Depreciation, depletion and accretion related to U.S. production decreased to $0 for the nine-month period ended September 30, 2008 as compared with $243,000 in the nine months ended September 30, 2007. We had no assets subject to depreciation, depletion and accretion due to the write-down and sale of all of our U.S. properties during 2007. We recorded an impairment charge primarily related to our South Gillock SGU 96 well of $2.9 million for the nine months ended September 30, 2007.

Interest and other income decreased $14,000 to $217,000 for the nine months ended September 30, 2008 as compared with $231,000 for the same period in 2007. The decrease is due to $70,000 of interest recorded on the Nigerian escrow account that was credited to the Company’s account in the second quarter of 2007, partially offset by $56,000 of other income in the third quarter of 2008 related to a distribution from the former contract operator of the Nigerian operations which were sold in 2005.

General and administrative costs of $2.5 million in the first nine months of 2008 increased by $570,000 compared to the same period of 2007, primarily because of increases in salaries and non-cash stock-based compensation, timing differences in our U.S. securities filings and miscellaneous projects.

Net Loss. The consolidated net loss for the nine months ended September 30, 2008 was $3.5 million, or $0.06 per share (basic and diluted), compared to consolidated net loss of $7.0 million or $0.16 per share (basic and diluted) for the same period last year.

Capital Expenditures

We recorded capital expenditures of $137,000 related to wellsite preparation in Romania and $174,000 for computer and telecommunication equipment in the third quarter of 2008. We recorded no capital expenditures in the first quarter of 2008 and $265,000 in capital expenditures for wellsite preparation in the second quarter of 2008. We have completed a 3D seismic survey over the Haricha field on our Tselfat exploration permit in Morocco that was billed to our partner, Longe. For the nine months ended September 30, 2007, we recorded capital expenditures of $3.8 million relating to the drilling of a well on our former South Gillock property. We had no capital expenditures in the third quarter 2007.

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

Related Party Transactions

On April 8, 2008, we entered into a $2.0 million short-term loan with Riata. We paid the loan in full on May 30, 2008 in connection with the closing of the second stage of the private placement announced in March 2008. Mr. Mitchell controls Riata.

In addition, on April 8, 2008, Dalea Partners LP (“Dalea”), which is controlled by Mr. Mitchell, purchased 10,000,000 common shares from us at Cdn $0.30 per share pursuant to the first stage of the private placement announced in March 2008, and on May 30, 2008, Dalea and another entity controlled by Mr. Mitchell purchased a further 12,630,000 common shares from us at Cdn $0.36 per share pursuant to the second stage of the private placement. Matthew McCann, a director of the Company, also participated in the second stage of the private placement, purchasing 1,100,000 common shares of the Company. However, neither Mr. Mitchell nor Mr. McCann were related parties of the Company on March 28, 2008 when Riata first agreed that it or its associates would participate in the private placement and provide the short-term loan to us.

Effective May 1, 2008, we entered into a services agreement with Riata under which we and Riata agreed to provide technical and administrative services to each other from time to time on an as-needed basis. We recorded expenditures for the three and nine months ended September 30, 2008 of $444,000 and $457,000, respectively, for goods and services provided by Riata, of which $334,000 was included in accounts payable at September 30, 2008. We received a reimbursement of expenses in the amount of $832,000 from Longe related to Longe’s participation in our Moroccan exploration permits. We recorded accounts receivable of $305,000 from Longe at September 30, 2008 for costs incurred in Morocco. All payables and receivables with Riata and Longe at the end of the third quarter 2008 were settled in cash during October 2008.

On August 27, 2008, we announced we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, we have agreed to acquire Longe, an entity associated with Mr. Mitchell, the Company’s Chairman, in conjunction with a private placement that will raise gross proceeds of $42.5 million.

We will acquire 100% of the shares of Longe in exchange for 39,583,333 common shares of the Company, valued at $1.20 per share, and 10,000,000 common share purchase warrants. The common share purchase warrants will be exercisable for three years from the date of closing of the Longe Acquisition and will entitle the holder to purchase one common share for each warrant at an exercise price of $3.00 per share. Concurrently, and conditioned upon shareholder approval of the Longe Acquisition, we will issue 35,416,667 common shares at a price of $1.20 per share in a private placement with Mr. Mitchell and associated persons, resulting in gross proceeds of $42.5 million. We expect to consummate the transactions following approval at a special meeting of our shareholders currently scheduled to be held in December 2008.

Liquidity and Capital Resources

Our primary source of liquidity is our cash and cash equivalents, cash flow from operations, sales of assets and sales of securities. At September 30, 2008, we had cash and cash equivalents of $10.1 million, no debt and working capital of $9.4 million compared to cash and short-term investments of $657,000, $4.0 million in short-term debt, and a working capital of $316,000 at September 30, 2007.

Cash used in operations during the third quarter of 2008 was $2.7 million compared to cash used in operations of $1.0 million in the third quarter of 2007. Cash used in discontinued operations during the third quarter of 2008 was approximately $48,000, compared to cash used in discontinued operations of $1,424,000 for the same quarter of 2007.

Given the capital-intensive nature of oil and gas exploration as well as the uncertainty of economic success from our existing projects, we believe additional capital will be required to fund our existing and additional projects. We estimate we have $4.0 million in cash commitments for drilling and other exploratory activities under our exploration permits in Morocco and Romania for the remainder of 2008.

During the third quarter of 2008, we entered into an agreement to sell 35,416,667 common shares at a price of $1.20 per share in a private placement with Mr. Mitchell and associated persons, which would result in gross proceeds of $42.5 million. The private placement is subject to regulatory and disinterested shareholder approval and would close concurrently with the Longe Acquisition. If the private placement is consummated, we expect to use approximately $7.0 million of the net proceeds to purchase additional equipment for our planned service operations and substantially all of the remainder to fund drilling activities in Morocco, Turkey and Romania.

If the Longe Acquisition does not close, additional financing sources will be required to fund our international exploration and development activities beyond 2008. Any future inability to secure additional funding when and as needed could have a material adverse effect on our operations and cash flow.

On October 27, 2008, we announced our intention to make an all cash takeover offer (the “Offer”) for all of the shares in Incremental Petroleum Limited (“Incremental”), an international oil and gas company publicly traded on the Australian Stock Exchange. We believe that Incremental’s operations and properties would be highly complementary if combined with ours. We plan to offer $1.05 Australian dollars in cash for each Incremental share. The Offer will be conditioned on our obtaining an interest in at least 75% of the Incremental shares and on a number of other conditions, including receipt of all necessary regulatory approvals. We have arranged for the financing of the Offer with Dalea. Under this arrangement, Dalea will advance to us funds sufficient to acquire all of the Incremental shares, plus pay the transaction costs. The purchase price for 75% of Incremental’s currently issued and outstanding shares at $1.05 Australian dollars per share would be approximately $62.8 million Australian dollars.

Contractual Obligations

We have long-term leases for office space in the U.S. and Morocco and office lease commitments of less than one year for offices in Romania and Turkey.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2008.

Forward-Looking Statements

Certain statements in this quarterly report, including those appearing under this Item 2, constitute “forward-looking statements” within the meaning of applicable U.S. and Canadian securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: market prices for natural gas, natural gas liquids and oil products; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; economic conditions in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors; our course of action would depend upon our assessment of the future considering all information then available. In that regard, any statements as to future natural gas or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; cash flows; uses of cash flows; collectibility of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

Disclosure Controls. As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed on our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting. Our CEO and CFO are responsible for designing internal control over financial reporting, or causing them to be designed under their supervision, in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

During our most recently completed fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This section describes some of the risks and uncertainties faced by us. The risk factors below should be considered in connection with any forward-looking statements in this Quarterly Report on Form 10-Q. The risk factors described below are considered to be the significant or material ones, but they are not the only risks faced by us. Additional risk factors are set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Our directors and executive officers may have interests in the Longe Acquisition and the Private Placement that are different from those of our shareholders generally.

Certain of our executive officers and directors have interests in the Longe Acquisition and the Private Placement that may be different from, or in addition to, the interests of our shareholders generally. For example, Mr. Mitchell, Chairman of the Board, owns securities of, or otherwise controls, each of Longe and Longfellow.

We will incur substantial costs in connection with the Longe Acquisition and Private Placement, even if they are never completed.

We expect to incur acquisition-related expenses of approximately $770,000, consisting of legal and accounting fees and financial printing and other related charges in connection with the Longe Acquisition and the Private Placement. These amounts are preliminary estimates and the actual amounts may be higher or lower. Moreover, we are likely to incur additional expenses in future periods in connection with the integration of Longe’s business with our business. Some of these expenses will be incurred even if we do not complete the Longe Acquisition and the Private Placement.

Completion of the Longe Acquisition and the Private Placement will result in the issuance of a significant amount of additional common shares, including common shares purchasable upon exercise of common share purchase warrants, which may in turn depress the trading price of our common shares.

The Longe Acquisition and the Private Placement will result in the issuance of a significant amount of common shares. The common shares to be issued in the Longe Acquisition and the Private Placement will represent an increase of approximately 94.1% of the common shares currently outstanding, or 106.6% if all of the common share purchase warrants to be issued to Longfellow are exercised. The issuance of such a significant amount of common shares could depress the trading price of our common shares.

Longe may be less valuable to us than expected.

The value of Longe to us is based in large part on our potential ability to execute a vertically integrated project developer strategy, which we believe will reduce costs over the long term and allow us to better control the timing of development. In addition, we believe that the acquisition of drilling rigs and service equipment in the Longe Acquisition will expand our opportunity to increase acreage in Morocco, Romania and Turkey, where the availability of drilling rigs and service equipment is limited and we believe third parties may seek our participation in their licenses on terms more favorable to us if we could also provide the drilling rigs and service equipment. There can be no assurances that we will actually realize these benefits. If the assets of Longe are not integrated into our business as we anticipate, or we are unable to achieve these benefits, we may not realize the value paid for the Longe Acquisition.

The Longe Acquisition and the Private Placement, if completed, will result in a change in control of us under U.S. securities laws. The interests of the controlling shareholders may not coincide with yours and they may make decisions with which you may disagree.

As of November 14, 2008, Mr. Mitchell beneficially owned 28.4% of our common shares. Following the Longe Acquisition and the Private Placement, Mr. Mitchell will beneficially own 64.7% of our outstanding common shares. As a result, Mr. Mitchell will control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us after the Longe Acquisition and Private Placement and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interest of Mr. Mitchell may not coincide with our interests or the interest of other shareholders. Accordingly, Mr. Mitchell could cause us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

Common shares eligible for resale following the transactions could adversely affect the price of our common shares.

Riata will have the right to require us to qualify the common shares held by certain persons associated with Riata, including Longfellow, for distribution in Canada under Canadian securities laws. The sale of a significant number of common shares by such persons, or the perception that these sales may occur, could adversely affect the market price of our common shares. In addition, the sale of these common shares could impair our ability to raise capital through the sale of additional common or preferred shares.

We will require significant additional capital to continue our exploration and development activities.

Following the Longe Acquisition and the Private Placement, we will have substantial capital requirements that we may be unable to finance on acceptable terms, or at all, which may have a material adverse effect on our operations. Our future growth depends on our ability to make large capital expenditures for the exploration and development of natural gas and oil properties. Future cash flows and the availability of debt or equity financing will be subject to a number of variables, such as:

•	the success of our prospects in Romania, Morocco and Turkey;

•	success in finding and commercially producing reserves; and

•	prices of natural gas and oil.

Debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	our being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on our operations.

We might not be able to obtain necessary financing on acceptable terms, or at all. If sufficient capital resources are not available, we might be forced to curtail developmental and exploratory drilling and other activities or be forced to sell some assets on an untimely or unfavourable basis, which would have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of key personnel who would be difficult to replace.

We depend on the performance of Mr. Mitchell, our Chairman of the Board of Directors, and Scott C. Larsen, our President and Chief Executive Officer. The loss of either Mr. Mitchell or Mr. Larsen could negatively impact our ability to execute our strategy. We do not maintain key person life insurance policies on Mr. Mitchell.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common shares.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on internal control over financial reporting for the fiscal year ending December 31, 2008. This report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. In addition, beginning in the fiscal year ending December 31, 2009, the report will have to contain a statement that our auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. Due to the limited number of our staff, it is not possible to achieve complete segregation of duties, nor do we currently maintain written policies and procedures at our international offices. Further, we must engage accounting assistance with respect to complex, non-routine accounting issues, Canadian and U.S. GAAP matters, tax compliance, and reporting for our international operations. Our efforts to comply with the requirements of Section 404 may result in increased general and administrative expense and a diversion of management time and attention. As a result, we may not be able to conclude that we have effective internal controls in the future. The completion of the Longe Acquisition and the subsequent integration of the Longe into our operations may make it more difficult for us to comply with Section 404. We may not be able to complete our evaluation, testing and required remediation, if any, in a timely fashion. Failure to have effective internal controls could lead to a misstatement of our financials. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the price of our common shares could decrease. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

Longe may experience difficulty in staffing its drilling rigs.

Longe is a start up business. Longe will need to staff its drilling rigs and add staff to other departments. Longe may experience difficulty in finding a sufficient number of experienced crews to work on its drilling rigs and experienced staff in other departments to complete the work required.

Longe’s contract drilling operations will depend on the level of activity in the oil and natural gas exploration and production industry.

Longe’s contract drilling operations will depend on the level of activity in oil and natural gas exploration and production in Longe’s operating markets. Both short-term and long-term trends in oil and natural gas prices affect the level of that activity. Because oil and natural gas prices are volatile, the level of exploration and production activity can also be volatile. In general, any decrease from current oil and natural gas prices would depress the level of exploration and production activity.

A disruption in the manufacture or import of Longe’s new build rigs could delay its drilling schedule.

Longe currently has drilling rigs on order from Chinese manufacturers. Any event causing the disruption of manufacturing or imports from China, including financial, political and financial instability, strikes, health concerns regarding infectious diseases, adverse weather conditions or natural disasters or acts of war or terrorism in the United States or worldwide, may require Longe to modify its drilling schedule, delay the exploitation and development of its acreage and increase its costs of operation. Any such disruption could materially affect its production, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July and September 2008, we issued 985,000 and 100,000 common shares, respectively, upon the exercise of common share purchase warrants. We received approximately $1.1 million upon exercise of the warrants. The common shares were issued in a private placement under Regulation D and Section 4(2) of the Securities Act of 1933 in a transaction not involving a public offering directly with one of our existing securityholders.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate and Articles of Continuance dated June 10, 1997 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.2	Certificate and Articles of Amendment dated December 2, 1998 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.3	Certificate and Articles of Amalgamation dated January 1, 1999 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.4	Certificate of Amendment and Registration of Restated Articles dated January 17, 2008.

3.5	By-law No. 1 dated June 2, 1997 (incorporated by reference to Exhibit 1.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Scott C. Larsen
Scott C. Larsen
Chief Executive Officer

By:	/s/ Hilda Kouvelis
Hilda Kouvelis
Chief Financial Officer

Date: November 14, 2008

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate and Articles of Continuance dated June 10, 1997 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.2	Certificate and Articles of Amendment dated December 2, 1998 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.3	Certificate and Articles of Amalgamation dated January 1, 1999 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.4	Certificate of Amendment and Registration of Restated Articles dated January 17, 2008.

3.5	By-law No. 1 dated June 2, 1997 (incorporated by reference to Exhibit 1.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.