Form 10-K
period 2008-12-31
TRANSATLANTIC PETROLEUM CORP.
filed 2009-04-01
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-31643

TRANSATLANTIC PETROLEUM CORP.

(Exact name of registrant as specified in its charter)

Alberta, Canada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1840, 444 – 5th Ave., SW, Calgary, Alberta	T2P 2T8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (403) 262-8556

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

common shares, without par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common shares, without par value, held by nonaffiliates of the registrant, based on the last sale price of the common shares on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was US$68,865,837. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2009, 155,007,781 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III of this report is incorporated by reference to the registrant’s definitive proxy statement for the 2009 Annual and Special Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

TRANSATLANTIC PETROLEUM CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of applicable U.S. and Canadian securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: fluctuations in and volatility of the market prices for natural gas, natural gas liquids and oil products; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; the global economic crisis and global economic conditions, particularly in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; future capital requirements and availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling and operating wells; actions of third party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors; our course of action would depend upon our assessment of the future considering all information then available. In that regard, any statements as to future natural gas or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; cash flows; uses of cash flows; collectibility of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

PART I

Item 1.	Business.

In this Annual Report on Form 10-K, references to “we,” “our,” or “the Company” refer to TransAtlantic Petroleum Corp. and its subsidiaries on a consolidated basis. Unless stated otherwise, all sums of money stated in this Form 10-K are expressed in U.S. Dollars.

Development of Our Business

TransAtlantic Petroleum Corp. is a vertically integrated international oil and gas company. We are primarily focused on building a portfolio of oil and gas exploration and development projects in countries that we believe are under-explored and have low corporate tax and royalty rates and established petroleum systems. We currently have projects in Morocco, Turkey and Romania.

We underwent a strategic transformation during 2008 as a result of a series of transactions with N. Malone Mitchell 3rd, chairman of our board of directors. Mr. Mitchell founded Riata Energy, Inc. in 1985 and built it into one of the largest privately held producers in the United States. In 2006, Mr. Mitchell sold his controlling interest in Riata Energy, Inc. (now Sandridge Energy, Inc.) and founded a group of companies that are primarily focused on investing in international energy opportunities (the “Riata Group”), all of which are currently owned or controlled by Mr. Mitchell.

Our initial arrangements with the Riata Group, first announced in March 2008, included an equity investment into us, the replacement of our farm-in partner in both of our Moroccan properties, the extension of a short-term credit facility to us to repay our outstanding short-term debt, and the provision of technical and management expertise to assist us in successfully developing and expanding our international portfolio of projects.

During the second quarter of 2008, we completed a two-stage private placement, issuing 35,000,000 common shares to Riata TransAtlantic, LLC (“Riata TransAtlantic”), Dalea Partners, LP (“Dalea”) and certain friends and family of Mr. Mitchell, for aggregate gross proceeds of Cdn$12 million. Dalea and Riata TransAtlantic are members of the Riata Group. We used the net proceeds to pay off our short-term debt, to fund international exploration activities and for general corporate purposes. Longe Energy Limited (“Longe”), a member of the Riata Group, replaced our prior farm-out partner in our Moroccan properties. In addition, Mr. Mitchell and Matthew McCann, general counsel for certain members of the Riata Group, were designated by Riata Management, LLC (“Riata”) and elected to our board of directors in connection with the private placement. Mr. Mitchell serves as chairman of our board of directors, and Mr. McCann also serves as our chief executive officer.

In the third quarter of 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, in December 2008, we acquired 100% of the issued and outstanding shares of Longe from Longfellow Energy, LP (“Longfellow”) in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Concurrently, we issued 35,416,667 common shares in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers that have relationships with Mr. Mitchell, for gross proceeds of $42.5 million. Longfellow is a member of the Riata Group. Longe was incorporated in April 2008, and its activity to date has been to acquire oilfield service equipment and exploration licenses in Morocco. Longe owns interests in our Moroccan properties and four drilling rigs, as well as associated service equipment, tubulars and supplies. Immediately after the Longe acquisition, we purchased at cost an additional $8.3 million in drilling and service equipment, tubulars and supplies from the Riata Group. We anticipate that ownership of our own drilling rigs and service equipment will enable us to significantly lower drilling and operating costs over the long term and control timing for development of our properties, thereby providing a competitive advantage. In addition, we expect that ownership of the four drilling rigs will allow us to achieve operational capabilities in each country in which we operate. Further, the acquisition of Longe’s interests in our Moroccan properties consolidates our exploration opportunities in Morocco. Because the availability of drilling rigs and service equipment is limited in Turkey, Morocco and Romania, we also anticipate that the Longe acquisition will create opportunities to increase acreage in each country in which we operate by drilling to earn interests in existing third party licenses. When the rigs and equipment are not operating on our properties, we expect to contract them out, creating additional opportunities for us.

In the fourth quarter of 2008, we announced our intention to make an all cash takeover offer through our wholly-owned subsidiary, TransAtlantic Australia Pty. Ltd. (“TransAtlantic Australia”), to acquire all of the outstanding shares of Incremental Petroleum Limited (“Incremental”), an Australian oil and gas exploration and production company with oil and gas assets and operations in Turkey and the United States, including a significant base of crude oil production in Turkey. TransAtlantic Australia’s offer for the Incremental shares closed on March 6, 2009, at which time TransAtlantic Australia owned or had received acceptances for approximately 96% of the Incremental shares, and we expect to acquire all remaining outstanding shares in April 2009. The acquisition of Incremental will expand our rig fleet from four to seven rigs and increase our workforce of highly qualified field staff, engineers, and geologists in Turkey, one of our target countries. Incremental’s portfolio consists of the producing Selmo oil field, the Edirne gas field and additional exploration acreage in Turkey, and three prospects in the United States. We entered into a credit agreement with Dalea, a member of the Riata Group, for the purpose of funding the Incremental acquisition and related transaction costs.

On March 6, 2009, we filed with the SEC a preliminary proxy statement regarding our proposed special meeting of our shareholders for the purpose of approving an arrangement pursuant to which TransAtlantic Petroleum Corp. would be continued under the Bermuda Companies Act 1981 under the name “TransAtlantic Petroleum Ltd.” We believe that continuing TransAtlantic to Bermuda will be beneficial to us and our shareholders because we will receive more favorable tax treatment in Bermuda.

Our current activities are focused on:

•	integrating our acquisition of Incremental;

•	developing the oil and gas properties in our portfolio;

•	farming out or securing partners for our international properties; and

•	acquiring additional exploration and development opportunities in the countries that meet our investment criteria.

Our success will depend on discovering hydrocarbons in commercial quantities and then bringing the discoveries into production. We have significant drilling commitments during the remainder of 2009, and our ability to achieve drilling and production success will depend upon obtaining sufficient capital. We will continue to evaluate new opportunities in countries that are underexplored and have low corporate tax and royalty rates and established petroleum systems.

Turkey. We hold six exploration licenses in southeastern Turkey, three of which expire in May 2010 and three of which expire in June 2011. In March 2008, we agreed to farm out 75% of our working interest in two of the licenses, Blocks 4173 and 4174, to an oil and gas exploration company in Turkey, who is now the operator of those licenses. We are the operator and 100% working interest owner of our other four licenses in Turkey.

In September 2008, we agreed to farm-in to Incremental’s License 4262, covering 12 square kilometers (3,052 acres) in southeastern Turkey. The agreement has been approved by the Turkish General Directorate of Petroleum Affairs (“GDPA”). In exchange for a 60% working interest, we agreed to drill one exploration well on the Atesler prospect located on License 4262 to a depth of approximately 3,200 meters (10,500 feet). We built roads and a wellsite and began the drilling of the Atesler well in the fourth quarter of 2008 with a contracted drilling rig. We moved one of our rigs to the location to drill the remainder of the well and expect to complete the well in the second quarter of 2009. By drilling this well, we will also earn an undivided 75% working interest in four additional licenses owned by Incremental covering 1,863 square kilometers (460,321 acres) located south of License 4262. Our participation in these licenses was conditioned upon extension of their terms by the GDPA based upon the GDPA’s acceptance of a work program for the extension period. The GDPA approved our participation in the licenses and approved us becoming the operator of License 4262. Subject to the GDPA’s approval, we will become the operator of the other four licenses.

During 2008, we leased an equipment yard and shipped tubulars, drilling equipment and supplies into the country in support of our planned drilling activities. We expect to spend approximately $3.0 million in 2009 and 2010 carrying out drilling and other exploration activities on our Turkish properties.

Morocco. We own three exploration permits in Morocco, consisting of two Guercif permits and one Tselfat permit. The two Guercif exploration permits were awarded to us effective January 2, 2008 and expire in January 2011, and the Tselfat exploration permit was awarded to us in May 2006 and expires in December 2009. We are the operator and 80% working owner of the Guercif permits, and we are the operator and 100% working interest owner in the Tselfat permit. As part of our Guercif work program, in the third quarter of 2008, we re-entered, logged and tested the MSD-1 well. As part of our Tselfat work program, in the second quarter of 2008, we completed a 3D seismic survey over a portion of the Tselfat permit.

        In July 2008, we agreed to farm-in to the Ouezzane-Tissa and Asilah exploration permits held by Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation (collectively, “Direct”) in northern Morocco. The Direct exploration permits cover seven blocks with a combined area of 12,287 square kilometers (3,036,068 acres). Under the farm-in agreement, we will earn a 50% interest in the Ouezzane-Tissa and Asilah exploration permits by carrying Direct for 100% of the costs of drilling three wells on the Ouezzane-Tissa and Asilah permits. If one of the three wells is a commercial success, as defined in the farm-in agreement, then we would carry Direct in the drilling of a fourth well. We became the operator of the

Ouezzane-Tissa and Asilah exploration permits after receiving government approval. In the fourth quarter of 2008, we built a wellsite for our planned first well on the Ouezzane-Tissa permit and began a 2D seismic shoot over a portion of the Asilah permit.

During 2008, we leased an equipment yard and shipped one drilling rig, tubulars and supplies into the country in support of our planned drilling activities. We shipped a second drilling rig to Morocco in the first quarter of 2009. We expect to spend approximately $13.2 million in 2009 and 2010 carrying out drilling and other exploration activities on our Moroccan properties.

Romania. We hold three production licenses in Romania which expire in August 2010. We are the operator and 100% working interest owner in the licenses. During 2008, we built locations for two wells that we plan to drill on our Izvoru license in 2009, and we plan on drilling one well on the Vanatori license in 2009.

In September 2008, we announced that we had reached an agreement with Sterling Resources Ltd. (“Sterling”) to farm-in to Sterling’s Sud Craiova Block E III-7, covering 6,070 square kilometers (1.5 million acres) in western Romania. The agreement is subject to completion of formal documentation and approval by the Romanian National Agency for Mineral Resources (“NAMR”). In exchange for a 50% working interest, we agreed to drill three exploration wells on the Sud Craiova license, each to a depth of approximately 1,000 meters (3,280 feet). At casing point in each well, we and Sterling will each elect whether to proceed to completion and will each bear our proportionate share of completion and infrastructure costs. Sterling will remain operator of the Sud Craoiva license.

During 2008, we leased an equipment yard and shipped tubulars, drilling equipment and supplies into the country in support of our planned drilling activities. We expect to spend approximately $10.7 million in 2009 and 2010 carrying out drilling and other exploration activities on our Romanian properties.

Principal Capital Expenditures and Divestitures

The following table sets forth our principal capital expenditures during 2008 (in thousands of dollars):

Expenditure Type	2008
Property acquisition	$9.6
Drilling services and other equipment	40.9
Total capital expenditures	$50.5

Principal Markets

As of December 31, 2008, we operated in two industry segments, exploration and production of oil and natural gas (“E&P”) and drilling services, within four reportable geographic segments: Morocco, Romania, Turkey and Corporate. E&P operations in the U.S. have been discontinued and are included in Corporate. Segment assets, net revenues and net loss in each of our reportable segments are as follows (in thousands of dollars):

	Corporate	Romania	Turkey	Morocco	Total
As of December 31, 2008
Segment assets	$39,480	$3,953	$10,230	$37,064	$90,727
Year ended December 31, 2008
Net revenues	$—	$—	$—	$—	$—
Net loss	$4,736	$708	$916	$2,214	$8,574
As of December 31, 2007
Segment assets	$2,539	$1,881	$63	$2,196	$6,679
Year ended December 31, 2007
Net Revenues	$—	$—	$—	$—	$—
Net loss	$6,175	$811	$239	$712	$7,937

		Exploration & Production	Drilling Services	Corporate and other	Total
As of December 31, 2008
Segment assets		$23,807	$35,749	$31,171	$90,727
Year ended December 31, 2008
Net Revenues		$—	$—	$—	$—
Net loss		$2,787	$1,051	$4,736	$8,574
As of December 31, 2007
Segment assets		$4,140	$—	$2,539	$6,679
Year ended December 31, 2007
Net Revenues		$—	$—	$—	$—
Net loss		$1,762	$—	$6,175	$7,937

Competition

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

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. These companies are able to pay more for exploratory prospects and productive oil and gas properties than we can. To the extent competitors are able to pay more for properties than we are paying, we will be at a competitive disadvantage. Further, many of our competitors enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Governmental Regulations

General. Our current exploration activities are conducted in Turkey, Morocco and Romania. Such activities are affected in varying degrees by political stability and government regulations relating to foreign investment and the oil and natural gas industry. Changes in these regulations or shifts in political attitudes are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and safety.

Government Regulation. Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

•	the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

•	taxation policies, including royalty and tax increases and retroactive tax claims;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

•	laws and policies of the United States affecting foreign trade, taxation and investment;

•

the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

Permits and Licenses. In order to carry out exploration and development of oil and gas interests or to place these into commercial production, we may require certain licenses and permits from various governmental authorities. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required. In addition, such licenses and permits are subject to change and there can be no assurances that any application to renew any existing licenses or permits will be approved.

Repatriation of Earnings. Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from Turkey, Morocco or Romania. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future.

Environmental. The oil and natural gas industry is subject to extensive and varying environmental regulations in each of the jurisdictions in which we may operate. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances produced concurrently with oil and natural gas. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. These regulations can have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities to be abandoned and sites reclaimed to the satisfaction of local authorities. Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. We are committed to complying with environmental and operation legislation wherever we operate.

Such laws and regulations not only expose us to liability for our own negligence, but may also expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time those actions were taken. We may incur significant costs as a result of environmental accidents, such as oil spills, natural gas leaks, ruptures, or discharges of hazardous materials into the environment, including clean-up costs and fines or penalties. Additionally, we may incur significant costs in order to comply with environmental laws and regulations and may be forced to pay fines or penalties if we do not comply.

Employees

We employ 85 people and, through a management services agreement with members of the Riata Group, contract for the services of an additional 20 people.

Formation

Our predecessor corporation, Profco Resources Ltd. (“Profco”), was incorporated under the laws of British Columbia, Canada on October 1, 1985 as a corporation and continued to the jurisdiction of Alberta, Canada under the Business Corporations Act (Alberta) on June 10, 1997. Effective December 2, 1998, Profco changed its name to TransAtlantic Petroleum Corp.

Item 1A.	Risk Factors.

Risks Related to the Company

Additional financing will be required to fund our international exploration and development activities beyond April 30, 2009.

Additional financing will be required to fund our international exploration and development activities beyond April 30, 2009. We have little revenue. In 2008, we had net revenues of $111,000 from our U.S. discontinued operations. We have significant drilling commitments during the remainder of 2009, and our ability to achieve drilling and production success will depend upon obtaining significant capital. We have reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval. We may be unable to obtain additional financing or sell all or portions of our properties in the time required on terms acceptable to us or to secure partners for our projects. If we are unable to raise sufficient funds to continue our operations, our business will likely be materially and adversely impacted.

We have a history of losses and may never be profitable.

We have incurred substantial losses in prior years and at December 31, 2008, our total net loss and comprehensive loss was approximately $8.6 million and we used cash of $5.8 million in operating activities during the year ended December 31, 2008. To become profitable, we must identify and establish reserves at our properties, and then either develop our properties or locate and enter into agreements with third party operators. We may suffer significant additional losses in the future and may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur losses unless and until such time as one or more of our properties enters into commercial production and generates sufficient revenue to fund our continuing operations.

We will require significant capital to continue our exploration and development activities.

We have substantial capital requirements that we may be unable to finance on acceptable terms, or at all, which may have a material adverse effect on our operations. Our future growth depends on our ability to make large capital expenditures for the exploration and development of natural gas and oil properties. Future cash flows and the availability of debt or equity financing will be subject to a number of variables, such as:

•	the success of our prospects in Romania, Morocco and Turkey;

•	success in finding and commercially producing reserves; and

•	prices of natural gas and oil.

Debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	the Company being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on our operations.

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

We have no proven reserves and limited current production and may never have any reserves.

We have no proven reserves and limited current production and may never have any reserves. The future performance of our business will depend upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. There are no assurances that oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas reserves will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of any reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploration and development may materially exceed our initial estimates.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common shares.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on its assessment of our internal control over financial reporting. Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, beginning in the fiscal year ending December 31, 2009, such report will have to contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control over financial reporting. Due to the limited number of our staff, it is not possible to achieve complete segregation of duties, nor do we currently maintain written policies and procedures at our international offices. Further, we must engage accounting assistance with respect to complex, non-routine accounting issues, Canadian and U.S. GAAP matters, tax compliance, and reporting for our international operations. Our efforts to comply with the requirements of Section 404 may result in increased general and administrative expense and a diversion of management time and attention. As a result, we may not be able to conclude that we have effective internal controls in the future. The integration of Longe and Incremental into our operations may make it more difficult for us to comply with Section 404. We may not be able to complete our evaluation, testing and required remediation, if any, in a timely fashion. Failure to have effective internal controls could lead to a misstatement of our financials. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the price of our common shares could decrease. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Because of our continuing losses from operations and lack of working capital, our auditors have expressed substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business beyond April 2009 without raising additional funds. If we continue to sustain losses and lack sufficient capital, we may have to cease operations and our shareholders could lose their investment.

If we discover reserves, a substantial or extended decline in natural gas and oil prices may adversely affect our ability to meet our capital expenditure obligations and financial commitments.

Our future revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Lower natural gas and oil prices may also reduce the amount of natural gas and oil that we can produce economically in the event we discover reserves. Historically, natural gas and oil prices and markets have been volatile, and they are likely to continue to be volatile in the future. If we establish reserves, a decrease in natural gas or oil prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If natural gas or oil prices decline significantly for extended periods of time in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

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

If we discover reserves, lower natural gas and oil prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially adversely affect our business, financial condition and results of operations.

Difficulties in combining Incremental’s operations with ours may prevent us from achieving the expected benefits from the acquisition.

There are significant risks and uncertainties associated with our acquisition of Incremental. The acquisition is expected to provide substantial benefits, including among other things, expanding our rig fleet and increasing our workforce of highly qualified field staff, engineers and geologists in Turkey, one of our target countries. Achieving such expected benefits is subject to a number of uncertainties, including:

•	whether the operations of Incremental are integrated with our company in an efficient and effective manner;

•	difficulty transitioning customers and other business relationships to TransAtlantic;

•	problems unifying management of a combined company;

•	loss of key employees from our existing or acquired businesses; and

•	intensified competition from other companies seeking to expand sales and market share during the integration period.

Failure to achieve these benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy from the development and operation of our existing business that could materially and adversely impact our business, financial condition and operating results.

We may experience difficulty staffing our drilling rigs.

We have a limited number of employees and will need to staff our drilling rigs and add staff to other departments. We may experience difficulty in finding a sufficient number of experienced crews to work on our drilling rigs and experienced staff in other departments to complete the work required.

Our contract drilling operations will depend on the level of activity in the oil and natural gas exploration and production industry.

Our contract drilling operations will depend on the level of activity in oil and natural gas exploration and production in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect the level of that activity. Because oil and natural gas prices are volatile, the level of exploration and production activity can also be volatile. Lower oil and natural gas prices may depress our level of exploration and production activity.

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

The value of our common shares may be affected by matters that are not related to our operating performance and which are outside our control. These matters include the following:

•	the global economic crisis and general economic conditions in Canada, the United States, Romania, Morocco, Turkey and globally;

•	industry conditions, including fluctuations in the price of oil and natural gas;

•	governmental regulation of the oil and natural gas industry, including environmental regulation;

•	fluctuation in foreign exchange or interest rates;

•	liabilities inherent in oil and natural gas operations;

•	geological, technical, drilling and processing problems;

•	unanticipated operating events which can reduce production or cause production to be shut in or delayed;

•	failure to obtain industry partner and other third party consents and approvals, when required;

•	stock market volatility and market valuations;

•	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

•	the need to obtain required approvals from regulatory authorities;

•	worldwide supplies and prices of, and demand for, natural gas and oil;

•	political conditions and developments in each of the countries in which we operate;

•	political conditions in natural gas and oil producing regions;

•	revenue and operating results failing to meet expectations in any particular period;

•	investor perception of the oil and natural gas industry;

•	limited trading volume of our common shares;

•	change in environmental and other governmental regulations;

•	announcements relating to our business or the business of our competitors;

•	our liquidity; and

•	our ability to raise additional funds.

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

Our future success depends on the success of our exploration, development and potential production activities in each of our prospects. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project unprofitable. Further, many factors may curtail, delay or prevent drilling operations, including:

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

We operate in the highly competitive areas of oil and gas exploration, development and acquisition with a substantial number of other companies, including U.S.-based and foreign companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and gas companies in each of the following areas:

•	seeking oil and gas exploration licenses and production licenses;

•	acquiring desirable producing properties or new leases for future exploration;

•	marketing natural gas and oil production, to the extent we discover reserves;

•	integrating new technologies; and

•	acquiring the equipment and expertise necessary to develop and operate properties.

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

Each license or lease under which we operate has a fixed term. We may be unable to complete our exploration and development efforts prior to the expiration of licenses or leases. Failure to obtain government approval for a license or lease, an extension of the license or lease, be granted a new exploration license or lease or the failure to obtain a license or lease covering a sufficiently large area would prevent or limit us from continuing to explore and develop a significant portion of the oil and gas interests covered by the license or lease. The determination of the amount of acreage to be covered by the production licenses is in the discretion of the respective governments.

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

We do not intend to insure against all risks. Our natural gas and oil exploration and future production activities will be subject to hazards and risks associated with drilling for, producing and transporting natural gas and oil, and any of these risks can cause substantial losses resulting from:

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

The interests of our controlling shareholder may not coincide with yours and such controlling shareholder may make decisions with which you may disagree.

As of March 31, 2009, N. Malone Mitchell, 3rd, chairman of our board of directors, beneficially owned 64.6% of our outstanding common shares. As a result, Mr. Mitchell controls substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with our interests or the interests of other shareholders. Accordingly, Mr. Mitchell could cause us to enter into transactions or agreements that our shareholders would not approve or make decisions with which our shareholders may disagree.

We depend on a limited number of key personnel who would be difficult to replace.

We depend on the performance of Mr. Mitchell, Scott C. Larsen, President, and Matthew McCann, Chief Executive Officer. The loss of any of Messrs. Mitchell, Larsen or McCann could negatively impact our ability to execute our strategy. We do not maintain key person life insurance policies on Messrs. Mitchell or McCann.

U.S. shareholders who hold common shares during a period when we are classified as a passive foreign investment company may be subject to certain adverse U.S. federal income tax consequences.

Management believes that we are not currently a passive foreign investment company. However, we may have been a passive foreign investment company during one or more of our prior taxable years. In general, our classification as a passive foreign investment company during a period when a U.S. shareholder holds common shares could result in certain adverse U.S. federal income tax consequences to such shareholder.

Certain U.S. shareholders who hold common shares during a period when we are classified as a controlled foreign corporation may be subject to certain adverse U.S. federal income tax rules.

Management believes that we currently are a controlled foreign corporation for U.S. federal income tax purposes. Consequently, a U.S. shareholder that owns 10% or more of the total combined voting power of all classes of our shares entitled to vote on the last day of our taxable year may be subject to certain adverse U.S. federal income tax rules with respect to its investment in the Company.

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

Item 2.	Properties.

Turkey

General. In June 2006, we were awarded three onshore exploration licenses in southeastern Turkey. The three licenses together cover a total of 660 square kilometers (162,762 acres) and expire in May 2010. These licenses were awarded to us based on our commitment to perform certain work programs for each of the respective areas. We are currently the operator of one of the licenses, Block 4175. Following a commercial discovery, each exploration license can be converted to a production lease which bears a 12.5% royalty. Additional commitments to shoot seismic or drill wells will be contingent on the results from the initial work programs.

Two of the licenses, Block 4173 and Block 4174, are located near Bismil on the Tigris River. Our primary target is an under explored Palaeozoic play at a depth of approximately 9,800 feet. The work program involves conducting geochemical studies and reprocessing existing 2D seismic data, and based on these results additional 2D seismic may be shot or a well drilled. In March 2008, we farmed out 75% of our working interest in Blocks 4173 and 4174 to an oil and gas exploration company with operations in Turkey. In exchange for a 75% interest in the exploration licenses, the Turkish company agreed to drill an exploration well at its cost before the end of 2008 to test the Bedinan Ordivician formation (approximately 3,700 meters) on one of the licenses. We will retain a 25% interest and will be carried through the costs of testing the well. That well has now been drilled. Shortly after encountering the target formation, the well encountered mechanical difficulties and was abandoned. In addition, the Turkish company paid $150,000 to us to pay for the reprocessing of 2D seismic over the licenses and completing our ongoing geochemical studies. The Turkish company also became the operator of Blocks 4173 and 4174.

The third license, Block 4175, is located near Cizre about 60 kilometers from the Iraq border. The target is a deep sub-thrust play similar to the major Iraqi and Iranian Zagros fields to the south. We plan to conduct an initial work program of detailed fieldwork and geochemical analysis. We agreed to a farmout of this license in October 2007, and in February 2008 the holder of the option on Block 4175 determined not to exercise the option. We plan to carry on with our planned geochemical sampling and analysis, and in the first quarter of 2009 we completed a 105 kilometers 2D seismic shoot over the license.

In July 2007, we were awarded three additional onshore exploration licenses, Blocks 4268, 4269 and 4270, all of which are in southeastern Turkey on the border with Iraq. The three new licenses cover a total of 1,354 square kilometers (334,618 acres) and expire in June 2011. Upon a commercial discovery, each exploration license would be converted to a 20-year production lease which bears a 12.5% royalty. These additional licenses will also involve a work program, including technical studies, reprocessing of data and contingent plans for drilling wells. We are the operator and 100% working interest owner of these licenses.

In September 2008, we agreed with Incremental to farm-in to Incremental’s License 4262, covering 12 square kilometers (3,052 acres) in southeastern Turkey. The agreement has been approved by the GDPA. In exchange for a 60% working interest, we agreed to drill one exploration well on the Atesler prospect located on License 4262 to a depth of approximately 3,200 meters (10,500 feet). We built roads and a wellsite and began the drilling of the Atesler well in the fourth quarter of 2008 with a contracted drilling rig. We moved one of our rigs to the location to drill the remainder of the well and expect to complete the well in the second quarter of 2009. By drilling this well, we will also earn an undivided 75% working interest in four additional licenses owned by Incremental covering 1,863 square kilometers (460,321 acres) located south of License 4262. Our participation in these licenses was conditioned upon extension of their terms by the GDPA based upon the GDPA’s acceptance of a work program for the extension period. The GDPA approved our participation in the licenses and approved us becoming the operator of License 4262. Subject to the GDPA’s approval, we will become the operator of the other four licenses.

In December 2008, we entered into a lease agreement for an equipment yard near Dyarbakir, Turkey and shipped tubulars, drilling equipment and supplies in to Turkey in support of our planned drilling activities. We expect to spend approximately $3.0 million in 2009 and 2010 carrying out drilling and other exploration activities on our Turkish properties.

There are no reserves associated with our Turkish properties as of December 31, 2008.

Commercial Terms. Turkey’s fiscal regime for oil and gas licenses is presently comprised of royalties and income tax. Royalties are at 12.5% and the corporate income tax is at a rate of 20%. The licenses have a four-year term but after the third year, a payment in the form of a bond must be made to extend the license if no new well has been drilled prior to that date. The award of our licenses in Turkey was based upon a work program that involves geological and geophysical work, seismic reprocessing and interpretation and contingent shooting of seismic and drilling of wells.

Licensing Regime. The licensing process in Turkey for oil and gas concessions occurs in three stages: permit, license and lease. Under a permit, the government grants the non-exclusive right to conduct a geological investigation over an area. The size of the area and the term of the permit are subject to the discretion of the GDPA, the agency responsible for the regulation of oil and gas activities under the Ministry of Energy and Natural Resources in Turkey.

A license grants exclusive rights over an area for the exploration for petroleum. A license has a term of four years and requires drilling activities in the third year, but this obligation may be deferred into the fourth year by posting a bond. No single company may own more than eight licenses within a district. Rentals are due annually based on the hectares under the license.

Once a discovery is made, the license holder applies to covert the area, not to exceed 25,000 hectares, to a lease. Under a lease, the lessee may produce oil and gas. The term of a lease is for 20 years. Annual rentals are due based on the hectares comprising the lease.

Morocco

General. In June 2005, we were awarded the Guercif - Beni Znassen reconnaissance license covering 13,750 square kilometers (3.4 million acres) in northeastern Morocco. Effective January 2, 2008, we converted a portion of our Guercif - Beni Znassen reconnaissance license into two exploration permits covering a total of 3,893 square kilometers (962,000 acres) in the Guercif area in northeastern Morocco, pursuant to a petroleum agreement with the national oil company of Morocco, Office of National des Hydrocarbures et des Mines (“ONHYM”). The Guercif exploration permits are for an eight-year term divided into three periods, each with a defined work program. Under the initial three-year work program, we have re-entered, logged and tested the MSD-1 well, a well previously drilled in the area, which we completed in the fourth quarter of 2008. The results from the operation were unsuccessful, and we are in the process of plugging and abandoning the well. We were required to acquire 300 kilometers of 2D seismic and reprocess and reinterpret an aerogravity and magnetic survey in 2009. We have applied to ONHYM to change the seismic obligation to a drilling obligation.

Pursuant to a participation agreement between us (30%), Stratic Energy Corporation (“Stratic”) (20%) and Sphere Petroleum QSC (“Sphere”) (50%), Sphere agreed to bear the entire cost of the initial three-year work program to earn its 50% interest in the two Guercif exploration permits. In addition, Sphere posted the required bank guarantee for the initial work program with the Moroccan government and agreed to reimburse us and Stratic for our respective back costs. In April 2008, Sphere assigned all of its interests in the Guercif participation agreement to Longe in exchange for Longe’s assumption of all of Sphere’s obligations under those agreements. We acquired Longe in December 2008. As a result, we are the operator and 80% working owner of the Guercif exploration permits.

    In May 2006, we were awarded the Tselfat exploration permit pursuant to a petroleum agreement with ONHYM covering 900 square kilometers (222,345 acres) in northern Morocco. Tselfat has three fields, Haricha, Brou Draa and Tselfat, that produced from the early 1920s to 1970s, with limited production continuing into the 1990s. All of the wells are presently abandoned. The Tselfat permit provides several opportunities including redevelopment of the existing fields, extensions of known productive horizons and exploration of higher impact targets at depth. Since the award of the Tselfat exploration permit, we have been collecting, collating, digitizing and reviewing all of the existing well, production, seismic and other data. We have reprocessed some of the 2D seismic that exists over the block. In addition, we shot a 175 square kilometer 3D seismic survey over the Brou Draa and Haricha fields, which was completed in the second quarter of 2008. We plan on drilling an exploratory well to evaluate untested Jurassic formations in a sub-thrust structure on the Tselfat permit in 2009. As to the existing fields, we have initiated an engineering study over the Haricha field to determine the original resources in place, estimate historical production and determine recoverable resources that remain. We plan to drill several wells in the Haricha field in the second half of 2009.

In August 2007, we reached an agreement to farmout 50% of our interest in the Tselfat exploration permit to Sphere. In exchange for an option to acquire 50% of our interest in the Tselfat permit, Sphere agreed to fund the costs to acquire a 3D seismic survey over the Haricha field and northern portion of the Bou Draa field and fund the cost of additional geological studies. Upon the exercise of its option, Sphere agreed to fund the drilling and testing of an exploratory well and replace our bank guarantee deposited with the Moroccan government. In April 2008, Sphere assigned all of its interests in the Tselfat farmout and option agreement to Longe in exchange for Longe’s assumption of all of Sphere’s obligations under those agreements. We acquired Longe in December 2008. As a result, we have a 100% working interest and operate the Tselfat permit.

In July 2008, we agreed to farm-in to the Ouezzane-Tissa and Asilah exploration permits held by Direct in northern Morocco. The Direct exploration permits cover seven blocks with a combined area of 12,287 square kilometers (3,036,068 acres). Under the farm-in agreement, we will earn a 50% interest in the Ouezzane-Tissa and Asilah exploration permits by carrying Direct for 100% of the costs of drilling three wells on the Ouezzane-Tissa and Asilah permits. If one of the three wells is a commercial success, as defined in the farm-in agreement, then we would carry Direct in the drilling of a fourth well. Longfellow has posted a $25.0 million guaranty of our obligations under the farm-in agreement with Direct. We became the operator of the Ouezzane-Tissa and Asilah exploration permits after receiving government approval. In the fourth quarter of 2008, we built a wellsite for our planned first well on the Ouezzane-Tissa exploration permit and began a 2D seismic shoot over a portion of the Asilah exploration permit.

During 2008 we leased an equipment yard and shipped one drilling rig, tubulars and supplies into Morocco in support of our planned drilling activities. We shipped a second drilling rig to Morocco in the first quarter of 2009. We expect to spend approximately $13.2 million in 2009 and 2010 carrying out drilling and other exploration activities on our Moroccan properties.

There are no reserves associated with our Moroccan properties as of December 31, 2008.

Commercial Terms. Pursuant to a Petroleum Agreement (and the companion Association Contract) dated May 18, 2006 with ONHYM for the Tselfat exploration permit, we committed to a work program during the initial three-year period that involved shooting a 3D seismic survey over an area of at least 50 square kilometers, which we completed in the fourth quarter of 2008. The work program also requires us to drill a well to a depth exceeding 2,000 meters. We posted a $3.0 million bank guarantee in support of the program, of which $2.0 million has been returned to us.

Pursuant to a Petroleum Agreement (and the companion Association Contract) dated November 2, 2007 with ONHYM for the Guercif exploration permits, we committed to a work program during the initial three-year period that involved re-entering, logging and testing a well previously drilled in the area, which we have completed. The work program also requires us to acquire 300 kilometers of 2D seismic and reprocess and reinterpret an aerogravity and magnetic survey. We have applied to ONHYM to change the seismic obligation to a drilling obligation. Sphere posted a $2 million bank guarantee in support of the program, which was replaced by Longe in April 2008.

During the exploration phase of each exploration permit, we and our partners will operate and bear 100% of the costs to earn a 75% interest. Our interests are subject to the 25% interest held by ONHYM, which is carried by us and our partners during the exploration phase, all of which is governed by the applicable Petroleum Agreement. ONHYM pays its share of costs in the development phase. Once a discovery is made, the area covered by the discovery is converted into an exploitation concession, which is governed by the applicable Association Contract. Under an exploitation concession, we and our partners (75%) and ONHYM (25%) will each pay our respective share of costs. Upon conversion to an exploitation concession, we will pay a discovery bonus to ONHYM, and when certain sustained daily production levels are reached, we will pay one-time production bonuses. At Tselfat, Ouezzane-Tissa and Asilah, the discovery bonus at conversion is $500,000 and the one-time production bonuses are as follows: 15,000 Bbls/d - $750,000; 25,000 Bbls/d - $1 million; 35,000 Bbls/d - $2 million and 50,000 Bbls/d - $3 million. At Guercif, the discovery bonus at conversion is $500,000 and the one-time production bonuses are as follows: 10,000 Bbls/d - $500,000; 20,000 Bbls/d - $750,000; 30,000 Bbls/d - $1 million and 50,000 Bbls/d - $3 million. These production bonuses are deductible and are treated as development costs for Moroccan tax purposes. There is a ten-year tax holiday on revenues from petroleum production commencing in the year in which production begins. After ten years, the corporate tax rate is 30%. Oil and gas exploration activities are exempt from both value added tax and customs duties.

The royalty paid to the Moroccan government for onshore production is 10% on oil and 5% on gas. In addition, the first approximately 2.1 Mmbbl of oil production and the first approximately 11 Bcf of gas production are exempt from royalty. Once an area is converted into an exploitation concession, we are required to pay annual surface rentals of $2.85 per acre.

Licensing Regime. The licensing process in Morocco for oil and gas concessions occurs in three stages: reconnaissance license, exploration permit and then exploitation concession.

Under a reconnaissance license, the government grants exploration rights for a one-year term to conduct seismic and other exploratory activities (but not drilling). The size may be very large and generally is unexplored or under-explored. The reconnaissance license may be extended for up to one additional year. Interests under a reconnaissance license are not transferable. The recipient of a reconnaissance license commits to a work program and posts a bank guarantee in the amount of the estimated cost for the program. At the end of the term of the reconnaissance license, the license holder must designate one or more areas for conversion to an exploration permit or relinquish all rights.

An exploration permit, which is codified in a petroleum agreement with ONHYM, is for a term of up to eight years and covers an area not to exceed 2,000 square kilometers. Under an exploration permit, exploration and appraisal studies and operations are undertaken in order to establish the existence of oil and gas in commercially exploitable quantities. This generally entails the drilling of exploration wells to establish the presence of oil and/or gas and such additional appraisal wells as may be necessary to determine the limits and the productive capacity of a hydrocarbon deposit to determine whether or not to go forward to develop and produce the prospect. The eight-year term under an exploration permit is divided into three separate terms of 2-3 years each. A distinct work program is negotiated for each separate term and the oil company then must post a bank guarantee to cover the cost of the work program for that term. The interests under an exploration permit are 75% to the oil company and 25% to ONHYM. Interests under an exploration permit are transferable. However, 100% of the costs of all activities under an exploration permit are borne by the oil company.

An exploitation concession is applied for upon the discovery of a commercially exploitable field. The concession size corresponds to the area of the commercial discovery. The maximum duration of an exploitation concession is 25 years. Once an exploitation concession becomes effective, then the costs incurred for the development of the field are to be funded by the parties in proportion to their respective percentage interests (75% oil company, 25% ONHYM). The oil company serves as operator. The oil company and ONHYM enter into an association contract (similar to a joint operating agreement) to govern operations on the concession. Interests under an exploitation concession are transferable. All production is sold at market prices. A bonus (the amount of which is negotiated at the time of negotiation of a petroleum agreement) is paid to the government by the oil company upon conversion to an exploitation concession, and additional production bonuses are also paid when certain production levels from the exploitation concession are achieved. The levels of production and the amount of production bonuses are negotiated as part of a petroleum agreement.

Romania

General. In February 2006, we were awarded three onshore production licenses in Romania. The Izvoru, Vanatori and Marsa licenses cover about 5 square kilometers, (1,200 acres) 4 square kilometers (780 acres) and 1 square kilometer (188 acres), respectively. The fields on the licenses were discovered by the former Romanian national oil company and are all located within 100 kilometers of Romania’s capital, Bucharest. The licenses were awarded to us based upon our commitment to perform certain work programs on each of the respective fields over the next three years, including shooting seismic and drilling or re-entering wells. There is no current production from any of the fields. We are the operator and 100% working interest owner of the fields. We entered into petroleum agreements with the Romanian government covering each license, which were finalized in September 2007 and expire in August 2010.

The initial work program will include the drilling of two new wells in the Izvoru field. We shot a 25 square kilometer 3D seismic survey over the Izvoru Field in late 2006. The seismic results were merged with engineering studies to provide a field development plan. We shot a 2D seismic survey over both Vanatori and Marsa fields in late 2006. The seismic results will be merged with engineering studies to provide a field development plan.

During 2008, we built locations for two wells that we plan to drill on the Izvoru license in 2009, and we plan on drilling one well on the Vanatori license in 2009.

In September 2008, we agreed to farm-in to Sterling’s Sud Craiova Block E III-7, covering 6,070 square kilometers (1.5 million acres) in western Romania. The agreement is subject to completion of formal documentation and approval by NAMR. In exchange for a 50% working interest, we agreed to drill three exploration wells on the Sud Craiova license, each to a depth of approximately 1,000 meters (3,280 feet).

During 2008, we leased an equipment yard and shipped tubulars and drilling equipment and supplies to our properties in Romania in support of our planned drilling activities. We expect to spend approximately $10.7 million in 2009 and 2010 carrying out drilling and other exploration activities on our Romanian properties.

There are no reserves associated with our Romanian properties as of December 31, 2008.

Commercial Terms. Romania’s current petroleum laws provide a framework for investment and operation that allows foreign investors to retain the proceeds from the sale of petroleum production. The fiscal regime is comprised of royalties, excise tax and income tax. Two forms of royalty are payable as:

•

A percentage of the value of gross production on a field basis, such percentage being fixed on a sliding scale depending on production levels. The production royalty rate varies between 3.5% to 13.5% for crude oil and between 3% to 13% for natural gas production; and

•

A fixed percentage of the gross income obtained from the transportation and transit of petroleum through the national pipeline system and from petroleum operations carried out through oil terminals belonging to the state. The royalty rate is currently fixed at 5%.

The license holder pays Romanian corporate income tax, but enjoys a one-year income tax holiday from the first day of production. Corporate income tax is assessed at a rate of 16%. All costs incurred in connection with exploration, development and production operations are deductible for corporate income tax purposes. Excise duty is payable on crude oil and natural gas at the rate of 4 Euro per ton of crude oil and 7.4 Euro per 1,000 cubic meters of natural gas. Excise tax is not payable on crude oil or natural gas delivered as royalty to the Romanian government, or on quantities directly exported. Resident companies which remit dividends outside of Romania are subject to a dividend withholding tax at between 10% to 15%, depending on the proportion of the capital owned by the recipient. No customs duty is payable on the export of petroleum, nor is customs duty payable on the import of material necessary for the conduct of petroleum operations. There is also a 19% value added tax. Oil is priced at market while gas is tied to a bundle pricing based in part on the import price and in part on the domestic price.

Licensing Regime. The Ministry of Industry and Resources of Romania has responsibility for petroleum policy and strategy. NAMR was set up in 1993 to administer and regulate petroleum operations. When licenses are to be made available, NAMR publishes a list of available blocks for concession in the Official Gazette. Foreign and Romanian companies must register their interest by a specified date and must submit applications by an application deadline. Applicants are required to prove their financial capacity, technical expertise and other requirements as required by NAMR. The licensing rounds are competitive and the winning bid is based on a scoring system.

NAMR negotiates the terms of agreements granting the licenses with the winning licensee and the license agreement is then submitted to the Romanian government for its approval. The date of government approval is the effective date of the license. Blocks which fail to attract a prescribed level of bids are re-offered in a subsequent licensing round. NAMR may issue a prospecting permit or a petroleum concession. A prospecting permit is for the conduct of geological mapping, magnetometry, gravimetry, seismology, geochemistry, remote sensing and drilling of wildcat wells in order to determine the general geological conditions favoring petroleum accumulations. A petroleum concession provides exclusive rights to conduct petroleum exploration and production under a petroleum agreement.

United States

In Oklahoma, we leased two properties, one in Dewey County (128 net acres) and one in McClain County (29 net acres). We participated for a 20% non-operated working interest in a well drilled on the Dewey County property at the end of 2006 that is currently producing a small amount of oil and natural gas. The McClain County property is currently the subject of a declaratory judgment action that we filed to declare that prior leases lapsed due to lack of production. We expect the case to be tried in the third quarter of 2009. The McClain County property and the outcome of the litigation are not material to us. We plan to resolve the title issues prior to developing or selling the McClain County property.

There are no reserves associated with either of these properties as of December 31, 2008.

Nigeria

We originally acquired an interest in the OML 109 offshore Nigerian concession in 1992. We drilled both the discovery well and the first appraisal well in the Ejulebe field on OML 109 in 1994 and 1995, respectively. In June 2005, we sold our Bahamian subsidiary which owned the interest in OML 109. As part of the transaction, we received cash payments of $780,000 and will receive deferred payments of up to a maximum of $16 million based on the success of the future exploration and development on the concession. We paid transaction costs of $220,000 (including legal, consulting and other deal-related costs) and, in addition, agreed to pay a bonus to our President for his efforts in completing this transaction equivalent to 3.75% of the deferred payments, if and when received, up to a maximum of $600,000. We do not expect to receive any deferred payments.

In addition, out of the $2.5 million reserved by us as an abandonment fund, $1.8 million was deposited into an escrow fund to address any liabilities and claims relating to our prior operations in Nigeria, and in 2007 approximately $720,000 was returned to us. As of December 31, 2008, the balance of the escrow fund was $240,000. The remaining potential liability to us is for taxes owed for the period January through June 2005, and we expect the remaining escrow amount to be sufficient to cover any potential tax liabilities.

Property and Equipment

The following table sets forth the capitalized costs under the full cost method for oil and gas properties, as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Oil and gas properties, unproved
Morocco	$8,004	$—
Romania	1,974	1,572
Turkey	1,227	—

	$11,205	$1,572

None of the oil and gas properties are revenue producing at this time and therefore no depletion has been recorded. Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation as of December 31, 2008 and 2007 is summarized as follows (in thousands):

	December 31,
	2008	2007
Drilling rigs, tubulars and equipment	$40,217	$—
Vehicles	301	—
Office equipment and furniture	368	—

Total cost	$40,886	$—
Accumulated depreciation	(53)	—

Net other property and equipment	$40,833	$—

Estimated Reserves of Crude Oil and Natural Gas

As a Canadian issuer, we are required under Canadian law to comply with National Instrument 51-101 “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”) implemented by the members of the Canadian Securities Administrators in all of our reserves related disclosures. Under NI 51-101, proved reserves are those reserves that can be estimated with a high degree of certainty to be recoverable. Reported proved reserves should target, under a specific set of economic conditions, at least a 90% probability that the quantities of oil and natural gas actually recovered will equal or exceed the estimated proved reserves.

In the United States, we are required to disclose proved reserves using the standards contained in Rule 4-10(a) of the United States Securities and Exchange Commission’s (“SEC”) Regulation S-X.

The crude oil and natural gas industry commonly applies a conversion factor to production and estimated proved reserve volumes of natural gas in order to determine an “all commodity equivalency” referred to as barrels of oil equivalent (“Boe”). The conversion factor we have applied in this Annual Report on Form 10-K is the current convention used by many oil and gas companies, where six thousand cubic feet (“Mcf”) of natural gas is equal to one barrel (“Bbl”) of oil. The Boe conversion ratio we use is based on an energy equivalency conversion method primarily applicable at the burner tip. It may not represent a value equivalency at the wellhead and may be misleading, particularly if used in isolation.

At December 31, 2008, we had no oil and gas reserves and no related future net revenue. We have a non-operated 20% working interest in one well on our Dewey County property in Oklahoma, and no reserves are attributed to that property or to any of our international properties. All of our oil and gas properties are onshore.

Productive Wells. The following table sets forth the number of productive wells in which we held a working interest as of December 31, 2008:

	Oil		Natural Gas
	Gross(1)	Net(1)	Gross(1)	Net(1)
United States
Producing	0	0	1	0.2
Non-producing	0	0	0	0

(1)	“Gross Wells” are the wells in which we hold a working interest (operating or non-operating). “Net Wells” are the Gross Wells multiplied by our working interest percentage (operating or non-operating).

We hold 640 gross developed acres and 128 net developed acres in Dewey County, Oklahoma associated with our only productive well.

Production. The following table sets forth our net production of oil (in Bbls) and natural gas (in Mcf), after payment of royalties, as of December 31, 2008, 2007 and 2006:

	Net Production
Year	Oil(1)	Natural Gas
United States
2008	863	2,029
2007	6,079	41,409
2006	8,975	129,867

(1)	“Oil” volumes include condensate (light oil) and medium crude oil.

The following table sets forth certain information in respect of production, product prices received, royalties, production costs and netbacks received by us for each quarter of our most recently completed financial year:

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008	Three Months Ended December 31, 2008
United States
Average Daily Production
Light & Medium Oil (Bbl/d)	2.10	3.00	2.51	1.83
Natural Gas (Mcf/d)	5.23	5.84	5.77	5.34
Average Prices Received
Light & Medium Oil ($/Bbl)	96.65	122.16	112.93	54.99
Natural Gas ($/Mcf)	11.62	13.99	13.36	7.53
Royalties
Light & Medium Oil ($/Bbl)	203.37	365.95	283.69	100.46
Natural Gas ($/Mcf)	60.73	81.65	77.05	40.24
Production Costs
Light & Medium Oil ($/Bbl)	262.59	136.17	706.96	(483.32)
Natural Gas ($/Mcf)	78.31	30.28	191.93	(193.71)
Netback Received
Light & Medium Oil ($/Bbl)	(59.22)	229.78	(423.27)	583.78
Natural Gas ($/Mcf)	(17.58)	51.38	(114.87)	233.95

Drilling Activity. The following table sets forth the number of wells we drilled for the years ended December 31, 2008, 2007 and 2006:

	Development Wells(1)		Exploratory Wells
	Productive	Dry	Productive	Dry
United States
2008	0	0	0	0
2007	0	1	0	0
2006	1	0	0	0

Notes:

(1)	We owned a 100% working interest in each of these wells. As a result, net wells and gross wells are the same.

Current Drilling Activity. As of March 31, 2009, we have commenced drilling one exploratory well (gross) and 0.6 exploratory well (net) on License 4262 in Turkey. The well is planned to reach a depth of 3,200 meters (10,000 feet).

Costs Incurred. The following table summarizes the capital expenditures made by us on oil and natural gas properties for the year ended December 31, 2008 (in thousands).

	Property Acquisition Costs	Exploration Costs	Development Costs
	Unproved Properties
Turkey	$—	$917	$1,227
Morocco	—	2,217	8,004
Romania	—	699	402
Other and unallocated		1,350	—

Undeveloped Acreage. The following table sets forth our undeveloped land position as of December 31, 2008:

	Undeveloped (acres)
	Gross(1)	Net(2)
Morocco	4,220,413	2,509,979
Romania	2,168	2,168
Turkey	965,753	765,616

Total	5,188,334	3,277,763

Notes:

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the products obtained by multiplying the number of gross acres by our percentage working interest therein.

Abandonment and Reclamation Costs. We sold our interests in the Jarvis Dome property and South Gillock property (consisting of the South Gillock and State Kohfeldt Units) in Texas in October and November 2007, respectively, and the Bayou Couba property in Louisiana in December 2006. We have no further liability for abandonment or reclamation costs for those properties. We have reserved $14,000 for estimated abandonment and reclamation costs regarding our one producing well in Oklahoma, in which we own a 16% net revenue interest.

Recent Developments. In the fourth quarter of 2008, we announced our intention to make an all cash takeover offer through TransAtlantic Australia to acquire all of the outstanding shares of Incremental, an Australian oil and gas exploration and production company with oil and gas assets and operations in Turkey and the United States, including a significant base of crude oil production in Turkey. TransAtlantic Australia’s offer for the Incremental shares closed on March 6, 2009, at which time TransAtlantic Australia owned or had received acceptances for approximately 96% of the Incremental shares, and we expect to acquire all remaining outstanding shares in April 2009. The acquisition of Incremental will expand our rig fleet from four to seven rigs and increase our workforce of highly qualified field staff, engineers, and geologists in Turkey, one of our target countries. Incremental’s portfolio consists of the producing Selmo oil field, the Edirne gas field and additional exploration acreage in Turkey, and three prospects in the United States. As a result, following completion of the Incremental acquisition, we anticipate that we will have production from certain of these properties in 2009, as well as reserves. We have engaged an independent qualified reserves evaluator to carry out an evaluation with respect to certain of Incremental’s properties in accordance with both the standards set out in the Canadian Oil and Gas Evaluation Handbook and those contained in Rule 4-10(a) of SEC Regulation S-X. We entered into a credit agreement with Dalea for the purpose of funding the Incremental acquisition and related transaction costs. As of March 31, 2009, we borrowed $59.0 under the credit agreement. We expect to borrow an additional $4.0 million in order to complete the Incremental acquisition in April 2009 and to pay for related transaction costs. We have reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held a special meeting of shareholders (the “Special Meeting”) on December 29, 2008 for the purpose of voting on the following proposals:

1.	to consider and vote upon a resolution to approve the proposed acquisition by the Company of all of the issued and outstanding shares of Longe Energy Limited from Longfellow Energy, LP in exchange for the issuance of 39,583,333 common shares of the Company and 10,000,000 common share purchase warrants with an exercise price of US$3.00 per share (the “Longe Acquisition”); and

2.	to consider and vote upon a resolution to approve the issuance of 35,416,667 common shares of the Company at a price of US$1.20 per share (the “Private Placement”).

Proxies for the Special Meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition of management’s solicitation. The results of the tabulation of the votes cast at the Special Meeting are as follows:

	Votes in Favor	Votes Against	Abstain	Broker Non-Votes
Proposal 1: Longe Acquisition	17,868,219	24,457	0	0
Proposal 2: Private Placement	17,864,613	28,150	0	0

Item 4A.	Executive Officers of the Registrant.

Name	Age	Positions
Matthew McCann	40	Director and Chief Executive Officer
Scott C. Larsen	56	Director and President
Hilda Kouvelis	46	Vice President and Chief Financial Officer
Jeffrey S. Mecom	43	Vice President and Corporate Secretary

        Matthew McCann has served as our Chief Executive Officer since January 2009 and has served as a director since May 2008. Since April 2007, Mr. McCann has also served as General Counsel of Riata, an Oklahoma City based private oil and gas exploration and production company. From December 2005 to April 2007, Mr. McCann served as Vice President, Legal & Corporate Secretary for Sandridge Energy, Inc. (formerly Riata Energy, Inc.), an independent oil and natural gas company concentrating in exploration, development and production activities, and from 2001 to December 2005, Mr. McCann served as General Counsel for Riata Energy, Inc.

        Scott C. Larsen has served as our President since March 2004 and as our Chief Executive Officer from March 2004 to January 2009. He has served as a director since May 2005. He previously served as our Vice President - Operations from July 2002 until March 2004 and has been involved in our international activities since their inception in 1994.

Hilda D. Kouvelis has served as our Chief Financial Officer since January 2007 and as a Vice President since May 2007. She served as our Controller since joining us in July 2005 until January 2007. From November 2007 until May 2008, Ms. Kouvelis served as Chief Financial Officer of Sky Petroleum Inc. and Southern Star Energy Inc. Prior to that, Ms. Kouvelis served as Controller for Ascent Energy, Inc., an oil and natural gas exploration and development company, from 2001 to 2004.

Jeffrey S. Mecom has served as our Corporate Secretary since May 2006 and as a Vice President since May 2007. Before joining us in April 2006, Mr. Mecom was an attorney in private practice in Dallas. Mr. Mecom served as Vice President, Legal and Corporate Secretary with Aleris International, Inc., a NYSE-listed international metals recycling and processing company, from 1995 until April 2005.

Pursuant to that certain Investment Agreement, dated as of March 28, 2008, by and between us and Riata, Mr. Mitchell and Mr. McCann were designated by Riata and elected as directors in May 2008. To the best of our knowledge, there are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any other person referred to above was selected as a director or officer. None of our directors, officers or employees has any family relationship with one another.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded in Canada on the Toronto Stock Exchange, or the TSX, under the trading symbol “TNP”. Effective January 2, 2008, our common shares began trading in Canadian dollars. Prior to that, our common shares traded in U.S. dollars under the symbol “TNP.U”. We currently have no established market for trading our common shares in the United States.

The table below sets forth the range of quarterly high and low sales prices per share of our common shares in U.S. dollars on the TSX for the fiscal year ended December 31, 2007.

	High	Low
	($US)	($US)
Fiscal year ended December 31, 2007:
First Quarter	$0.99	$0.64
Second Quarter	$0.92	$0.35
Third Quarter	$0.68	$0.25
Fourth Quarter	$0.33	$0.26

The table below sets forth the range of quarterly high and low sales prices per share of our common shares in Canadian dollars on the TSX for the fiscal year ended December 31, 2008.

	High	Low
	($CDN)	($CDN)
Fiscal year ended December 31, 2008:
First Quarter	$0.37	$0.26
Second Quarter	$1.50	$0.29
Third Quarter	$1.73	$1.12
Fourth Quarter	$1.45	$0.70

As of March 31, 2009, 155,007,781 common shares were issued and outstanding and held by 265 record holders (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners).

We have not declared any dividends to date on our common shares. We have no present intention of paying any cash dividends on our common shares in the foreseeable future, as we intend to use cash flow, if any, to invest in our business.

If we were to pay dividends or make distributions to shareholders that are U.S. residents and that are not residents, or deemed to be residents, in Canada (a “U.S. Investor”), those dividends would generally be subject to a 25% withholding tax in Canada. The Canada-United States Income Tax Convention (the “Treaty”) generally provides for a reduction in this withholding tax rate to 15% (and to 5% for a U.S. Investor that is a corporation and the beneficial owner of at least 10% of our voting shares). Accordingly, under current tax law, our U.S. Investors that are entitled to the benefits of the Treaty would generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they have complied with applicable procedural requirements to claim the benefit of the reduced rate under the Treaty. Each U.S. Investor will generally be entitled to claim a foreign tax credit or a deduction for the Canadian withholding tax, subject to certain applicable limitations.

        A U.S. Investor who disposes of our common shares, including by deemed disposition on death, will not be subject to Canadian tax on any capital gain (or capital loss) thereby realized unless the common shares constituted "taxable Canadian property" as defined by the Income Tax Act (Canada) (the “Act”). A capital gain occurs when proceeds from the disposition of a share or other capital property exceeds the original cost. A capital loss occurs when the proceeds from the disposition of a share are less than the original cost. Under the Act, capital gain is effectively taxed at a lower rate as only 50% of the gain is effectively included in the holder's taxable income.

Generally, a common share will not constitute taxable Canadian property of a U.S. Investor unless the U.S. Investor held the common shares as capital property used by the U.S. Investor carrying on a business (other than an insurance business) in Canada, or the U.S. Investor or persons with whom the U.S. Investor did not deal at arm's length alone or together held or held options to acquire, at any time within the five years preceding the disposition, 25% or more of the shares of any class of our shares.

The disposition of a common share that constitutes "taxable Canadian property" of a U.S. Investor could also result in a capital loss which can be used to reduce taxable income to the extent that such U.S. Investor can offset it against a capital gain and to the extent that a capital gain from the disposition of such common share would not be exempt from tax under the Treaty as discussed below. A capital loss cannot be used to reduce all taxable income (only that portion of taxable income derived from a capital gain).

A U.S. Investor who realizes a capital gain on disposition of a common share that was taxable Canadian property will nevertheless, by virtue of the Treaty, generally be exempt from Canadian tax thereon unless (a) more than 50% of the value of the common share is derived from, or forms an interest in, Canadian real property, including rights to explore for or exploit mineral deposits, sources or other natural resources in Canada, (b) the common share formed part of the business property of a permanent establishment that the U.S. Investor has or had in Canada within the 12 months preceding disposition, or (c) the U.S. Investor (i) was a resident of Canada at any time within the ten years immediately, and for a total of 120 months during the 20 years, preceding the disposition, and (ii) owned the common share when he or she ceased to be resident in Canada.

A U.S. Investor who is subject to Canadian tax in respect of a capital gain realized on disposition of a common share must include one-half of the capital gain (taxable capital gain) in computing his or her taxable income earned in Canada. This U.S. Investor may, subject to certain limitations, deduct one-half of any capital loss (allowable capital loss) arising on disposition of taxable Canadian property from taxable capital gains realized in the year of disposition in respect to taxable Canadian property and, to the extent not so deductible, from such taxable capital gains of any of the three preceding years or any subsequent year.

The foregoing is restricted to the case of U.S. Investors who hold our common shares as capital property and deal at arm's length with us. U.S. Investors should consult their tax advisors with respect to the tax consequences and requirements applicable to them, based on their individual circumstances.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior to May 30, 2008, we were a foreign private issuer as defined under the Exchange Act. As a result of the closing of a private placement of common shares on May 30, 2008, we no longer qualify as a foreign private issuer.

Executive Overview and Recent Developments

We underwent a strategic transformation during 2008 as a result of a series of transactions with N. Malone Mitchell 3rd, chairman of our board of directors. Mr. Mitchell founded Riata Energy, Inc. in 1985 and built it into one of the largest privately held producers in the United States. In 2006, Mr. Mitchell sold his controlling interest in Riata Energy, Inc. (now Sandridge Energy, Inc.) and founded the Riata Group, a group of companies owned or controlled by Mr. Mitchell that is primarily focused on investing in international energy opportunities.

Our initial arrangements with the Riata Group, first announced in March 2008, included an equity investment into us, the replacement of our farm-in partner in both of our Moroccan properties, the extension of a short term credit facility to us to repay our outstanding short-term debt, and the provision of technical and management expertise to assist us in successfully developing and expanding our international portfolio of projects.

During the second quarter of 2008, we completed a two-stage private placement issuing 35,000,000 common shares to Riata TransAtlantic, Dalea and certain friends and family of Mr. Mitchell, for aggregate gross proceeds of Cdn$12 million. Dalea and Riata TransAtlantic are members of the Riata Group. We used the net proceeds to pay off all of our short-term debt, to fund international exploration activities and for general corporate purposes. Longe, a member of the Riata Group, replaced our prior farm-out partner in our Moroccan properties. In addition, Mr. Mitchell and Matthew McCann, general counsel for certain members of the Riata Group, were designated by Riata and elected to our board of directors in connection with the private placement. Mr. Mitchell serves as chairman of our board of directors, and Mr. McCann also serves as our chief executive officer.

In the third quarter of 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, in December 2008, we acquired 100% of the issued and outstanding shares of Longe from Longfellow in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Concurrently, we issued 35,416,667 common shares in a private placement with Dalea, Mr. McCann and other purchasers that have relationships with Mr. Mitchell, for gross proceeds of $42.5 million. Longfellow is a member of the Riata Group. Longe was incorporated in April 2008, and its activity to date has been to acquire oilfield service equipment and exploration licenses in Morocco. Longe owns interests in our Moroccan properties and four drilling rigs, as well as associated service equipment, tubulars and supplies. Immediately after the Longe acquisition, we purchased at cost an additional $8.3 million in drilling and service equipment, tubulars and supplies from the Riata Group. We anticipate that ownership of our own drilling rigs and service equipment will enable us to significantly lower drilling and operating costs over the long term and control timing for development of our properties, thereby providing a competitive advantage. In addition, we expect that ownership of the four drilling rigs will allow us to achieve operational capabilities in each country in which we operate. Further, the acquisition of Longe’s interests in our Moroccan properties consolidates our exploration opportunities in Morocco. Because the availability of drilling rigs and service equipment is limited in Turkey, Morocco and Romania, we also anticipate that the Longe acquisition will create opportunities to increase acreage in each country in which we operate by drilling to earn interests in existing third party licenses. When the rigs and equipment are not operating on our properties, we expect to contract them out, creating additional opportunities.

        In the fourth quarter of 2008, we announced our intention to make an all cash takeover offer through TransAtlantic Australia to acquire all of the outstanding shares of Incremental, an Australian oil and gas exploration and production company with oil and gas assets and operations in Turkey and the United States, including a significant base of crude oil production in Turkey. TransAtlantic Australia’s offer for the Incremental shares closed on March 6, 2009, at which time TransAtlantic Australia owned or had received acceptances for approximately 96% of the Incremental shares, and we expect to acquire all remaining outstanding shares in April 2009. This acquisition will expand our rig fleet from four to seven rigs and increase our workforce of highly qualified field staff, engineers, and geologists in Turkey, one of our target countries. Incremental’s portfolio consists of the producing Selmo oil field, the Edirne gas field and additional exploration acreage in Turkey, and three prospects in the United States. We entered into a credit agreement with Dalea, a member of the Riata Group, for the purpose of funding the Incremental acquisition and related transaction costs. As of March 31, 2009, we had borrowed $59.0 million under the credit agreement. We expect to borrow an additional $4.0 million in order to complete the Incremental acquisition in April 2009 and to pay for related transaction costs. We have reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval.

With regard to the development of our international properties, in July 2008, we agreed to farm-in to the Ouezzane-Tissa and Asilah exploration permits held by Direct in northern Morocco. The Direct exploration permits cover seven blocks with a combined area of 12,287 square kilometers (3,036,068 acres). Under the farm-in agreement, we will earn a 50% interest in the Ouezzane-Tissa and Asilah exploration permits by carrying Direct for 100% of the costs of drilling three wells on the Ouezzane-Tissa and Asilah permits. If one of the three wells is a commercial success, as defined in the farm-in agreement, then we would carry Direct in the drilling of a fourth well. We are the operator of the Ouezzane-Tissa and Asilah exploration permits. In September 2008, we agreed to farm-in to Sterling’s Sud Craiova Block E III-7, covering 6,070 square kilometers (1.5 million acres) in western Romania. In exchange for a 50% working interest, we agreed to drill three exploration wells on the Sud Craiova license, each to a depth of approximately 1,000 meters (3,280 feet). Also in September 2008, we agreed to farm-in to Incremental’s License 4262, covering 12 square kilometers (3,052 acres) in southeastern Turkey. In exchange for a 60% working interest, we agreed to drill one exploration well on the Atesler prospect located on License 4262. By drilling this well, we will earn an undivided 75% working interest in four additional licenses owned by Incremental covering 1,863 square kilometers (460,321 acres) located south of License 4262. We built roads and a wellsite and began drilling operations on the Atesler well in the fourth quarter of 2008 with a contracted drilling rig. We moved one of our rigs to the location to drill the remainder of the well and expect to complete the well in the second quarter of 2009.

On March 6, 2009, we filed with the SEC a preliminary proxy statement regarding our proposed special meeting of our shareholders for the purpose of approving an arrangement pursuant to which TransAtlantic Petroleum Corp. would be continued under the Bermuda Companies Act 1981 under the name “TransAtlantic Petroleum Ltd.” We believe that continuing TransAtlantic to Bermuda will be beneficial to us and our shareholders because we will receive more favorable tax treatment in Bermuda.

Our current activities are focused on:

•	integrating the acquisition of Incremental;

•	developing the oil and gas properties in our portfolio;

•	farming out or securing partners for our international properties; and

•	acquiring additional exploration and development opportunities in the countries that meet our investment criteria.

Our success will depend on discovering hydrocarbons in commercial quantities and then bringing the discoveries into production. We have significant drilling commitments during the remainder of 2009, and our ability to achieve drilling and production success will depend upon obtaining sufficient capital. We will continue to evaluate new opportunities in countries that are underexplored and have low corporate tax and royalty rates and established petroleum systems.

Insufficient Cash Flow

We estimate we have $18.8 million in cash commitments for drilling and other exploratory activities under our exploration permits in Turkey, Morocco and Romania for 2009. Given the capital-intensive nature of oil and gas exploration as well as the uncertainty of economic success from our existing projects, additional capital will be required to fund our existing and additional projects, as well as pay off the Dalea credit agreement. We have reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval. Additional financing sources will be required to fund our international exploration and development activities beyond April 2009. Any future inability to secure additional funding when and as needed could have a material adverse effect on our operations and cash flow.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. We have identified below, policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

        Oil and Gas Properties. We follow the full cost method to account for our oil and gas activities in our consolidated financial statements as of December 31, 2008 and 2007 and for the periods then ended. Under this method, oil and gas assets are evaluated at least annually to determine that the costs are recoverable and do not exceed the fair value of the properties. The costs are assessed to be recoverable if the sum of the undiscounted cash flows expected from the production of proved reserves and the lower of cost or market of unproved properties exceed the carrying value of the oil and gas assets. If the carrying value of the oil and gas assets is not assessed to be recoverable, an impairment loss is recognized to the extent that the carrying value exceeds the sum of the discounted cash flows expected from the production of proved and probable reserves and the lower of cost or market of unproved properties.

Under the full cost method of accounting, we capitalize all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves in cost centers on a country-by-country basis. Costs associated with production and general corporate activities are expensed in the period incurred. We expensed pre-acquisition and reconnaissance activities. Proceeds from the sale of oil and gas properties are applied against capitalized costs, and gains or losses are not recognized unless the sale would alter the depletion rate by more than 20%.

Unproved oil and gas properties are assessed for impairment each reporting period, and any impairment in value is charged to exploration costs. The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on our historical experience, acquisition dates and average lease terms. The valuation of unproved properties is subjective and requires our management to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual realizable value.

We compute the provision for depreciation and depletion of oil and gas properties using the unit-of-production method based upon production and estimates of gross proved reserve quantities as determined by independent reservoir engineers. Unevaluated property costs are excluded from the amortization base until the properties associated with these costs are evaluated and determined to be productive or become impaired.

Valuation of Property and Equipment Other than Oil and Gas Properties. We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that our long-lived assets, including drilling service and other equipment, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Impairment is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the difference in the carrying value and estimated fair value of the impaired asset.

Business Combinations. In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of acquired companies to the tangible and intangible individual assets acquired and liabilities assumed based on their estimated fair values. Transaction costs are capitalized to the assets acquired.

Supplemental Disclosure of Cash Flow Information. Non-cash transactions resulting from the Longe acquisition not reflected in the consolidated statements of cash flows include the following:

	Year Ended December 31,
	2008	2007
(in thousands)
Noncash working capital transactions:
Prepaid and other assets	$2,636	$—
Accounts payable	$(1,170)	$—
Noncash investing transactions:
Property and equipment	$32,350	$—
Noncash financing transactions:
Common shares issued	$28,104	$—
Common share warrants issued	$5,228	$—

	Year Ended December 31,
	2008	2007
(in thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the year for interest	$144	$349
Cash paid during the year for income taxes	$—	$—

        Stock-Based Compensation. We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite vesting periods. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in 2006. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard prospectively as of January 1, 2006 and does not require restatement of previously issued financial statements. SFAS 123R requires us to estimate the fair value of stock option awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model (“Black-Scholes Model”) as our method of valuation for share-based awards granted on or after January 1, 2006, which is the same model used for our pro forma information required under SFAS 123R. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity.

Per Share Information. Basic per share amounts are calculated using the weighted average common shares outstanding during the year. We use the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the period.

Other Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which will become effective for our financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of SFAS 157 in 2009 will depend on our assets and liabilities at that time that are required to be measured at fair value.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. Accordingly, deferred transactions costs related to acquisitions to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under generally accepted accounting principles. SFAS 160 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS 160. The impact to us from adoption of SFAS 141R in 2009 has not yet been determined.

We have reviewed other recently issued, but not yet adopted, accounting standard in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

We have segregated our U.S. oil and gas properties as held for sale in conjunction with our plan to sell our proved and undeveloped interests in the United States. At December 31, 2007, the assets of the discontinued operations were measured at their fair value less costs to sell. As such, $0 net book value of property and equipment and $8,000 of asset retirement obligations have been reflected as assets and liabilities held for sale at December 31, 2007, and $0 net book value of property and equipment and $14,000 of asset retirement obligations have been reflected as assets and liabilities held for sale at December 31, 2008. Loss from discontinued operations includes the following amounts:

	For the year ended,
(in thousands)	December 31, 2008	December 31, 2007
Revenues, oil and gas sales – net	$111	$653
Expenses:
Lease operating expenses	67	1,167
Write-down of assets	—	1,867
Depletion, depreciation and accretion	6	351
Interest expense	78	666

Loss from discontinued operations	$40	$3,398

Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. We recognized net crude oil and natural gas sales of $111,000 for the year ended 2008 from non-operated production in the United States. This U.S. revenue represented a substantial decrease from sales for the year ended December 31, 2007 of $653,000. The decrease is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007. This revenue is a component of our loss from discontinued operations.

Expenses. Lease operating expenses for the year ended December 31, 2008 decreased to $67,000 from $1.2 million as reported for the year ended December 31, 2007. The decrease in lease operating expense is the result of the sale of our South Gillock and Jarvis Dome properties in the fourth quarter of 2007. These expenses are a component of our loss from discontinued operations.

Depreciation, depletion and accretion related to U.S. production decreased to $6,000 for 2008 as compared with $351,000 in 2007. We had no U.S. assets subject to depreciation and depletion due to the write-down and sale of substantially all of our U.S. properties during 2007. We recorded $6,000 of accretion expense in 2008 related to discontinued operations. We recorded an impairment charge of $1.9 million in 2007. These charges are a component of our loss from discontinued operations. We recorded depreciation expense from continuing operations of $53,000 in 2008 on drilling equipment and other property following the acquisition of Longe in December 2008.

Interest and Other Income. Interest and other income increased $98,000 to $338,000 in 2008 as compared to $240,000 in 2007, resulting from increased interest income on higher invested cash balances from the private placement in the second quarter of 2008. We also recorded other income of $56,000 in the third quarter of 2008 related to a distribution for overpayment of expenses from the former contract operator of the Nigerian operations which were sold in 2005.

General and Administrative Costs. General and administrative costs of $3.0 million in 2008 increased by $890,000 compared to $2.1 million in 2007, primarily because of increased salaries, contract labor, insurance, legal and professional fees.

International Oil and Gas Activities. During the year ended December 31, 2008, we continued exploration activities in foreign countries including consulting, legal, accounting, travel and other costs necessary to further our identification and development of business opportunities. Expense reimbursements totaling $832,000 from Longe relating to our Moroccan properties are included in international oil and gas activity during the year ended December 31, 2008.

The following table presents exploration expenditures by country:

	For the year ended,
(in thousands)	December 31, 2008	December 31, 2007
Morocco	$2,217	811
Romania	699	746
Turkey	917	239
Other and unallocated	1,350	516

Total	$5,183	$2,312

Net Loss. The consolidated net loss for the year ended December 31, 2008 was $8.6 million or $0.13 per share (basic and diluted), compared to consolidated net loss of $7.9 million or $0.18 per share (basic and diluted) for the year ended December 31, 2007. The 2008 loss is primarily composed of general and administrative expense of $3.0 million, stock-based compensation of $583,000 and $5.2 million relating to international exploration activities.

Capital Expenditures

In 2008, we incurred capital expenditures of $9.6 million, including $7.9 million in seismic-related costs, $402,000 related to wellsite preparation in Romania, $127,000 for wellsite preparation in Morocco, and $1.2 million in wellsite preparation and drilling in Turkey. We recorded $202,000 for computer and telecommunication equipment in 2008.

For 2007, we recorded capital expenditures of $3.8 million relating to the drilling of a well on our former South Gillock property in Texas.

In 2009, we expect our capital expenditures will be approximately $18.8 million in cash commitments for drilling and other exploratory activities under our exploration permits in Turkey, Morocco and Romania.

Settlement Provision

In conjunction with the sale of our Bahamian subsidiary effective June 20, 2005, we deposited funds into an escrow account to address any liabilities and claims relating to our prior operations in Nigeria. The remaining potential liability to us includes taxes owed for the period January through June 2005, and we expect the remaining escrow amount of $240,000 to be sufficient to cover any potential liabilities.

Liquidity and Capital Resources

Our primary sources of liquidity for 2008 were our cash and cash equivalents and sales of securities. For 2007, our primary sources of liquidity were cash and cash equivalents and sale of assets. At December 31, 2008, we had cash and cash equivalents of $30.1 million, no debt and working capital of $28.9 million compared to cash and cash equivalents of $2.2 million, $2.0 million in short-term debt, and a working capital deficit of $202,000 at December 31, 2007. Cash used in operations during 2008 was $5.8 million compared to cash used in operations of $6.0 million in 2007.

During the second quarter of 2008, we sold 35,000,000 common shares to Riata TransAtlantic, Dalea and certain friends and family of Mr. Mitchell in a two-stage private placement that resulted in Cdn$12.0 million in gross proceeds. We used the net proceeds to pay off our short-term debt, fund international exploration activities and for general corporate purposes.

In December 2008, we sold 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers that have relationships with Mr. Mitchell that resulted in gross proceeds of $42.5 million. We used a large portion of the net proceeds to purchase additional equipment for our planned drilling and service operations in Turkey, Morocco and Romania, to fund drilling activities in those countries and for general corporate purposes.

        For 2009, we expect to have cash flow from operations from our acquisition of Incremental. In December 2008, TransAtlantic Australia made an all cash takeover offer (the “Offer”) for all of the outstanding shares of Incremental, an Australian oil and gas exploration and production company with oil and gas assets and operations in Turkey and the United States, including a significant base of crude oil production in Turkey. The Offer closed March 6, 2009 at which time TransAtlantic Australia owned or had received acceptances for approximately 96% of the Incremental shares, and we expect to acquire all remaining outstanding shares in April 2009. Incremental’s asset portfolio consists of the producing Selmo oil field, the Edirne gas field and additional exploration acreage in Turkey, and three prospects in the United States. As a result, following completion of the Incremental acquisition, we anticipate that we will have production from certain of these properties in 2009, as well as reserves. We have engaged an independent qualified reserves evaluator to carry out an evaluation with respect to certain of Incremental’s properties in accordance with both the standards set out in the Canadian Oil and Gas Evaluation Handbook and those contained in Rule 4-10(a) of SEC Regulation S-X.

        In order to fund the Incremental acquisition and related transaction costs, we entered into a credit agreement with Dalea, a member of the Riata Group. Pursuant to the credit agreement, as amended, until March 31, 2009, we may request advances from Dalea up to the lesser of (i) the actual amount necessary to purchase such number of shares of Incremental as have been acquired pursuant to the Offer for such shares plus related transaction costs and expenses, or (ii) $69.0 million. The advances are denominated in U.S. dollars, but are advanced in Australian dollars at an agreed upon currency exchange rate of Australian $0.7024 to U.S. $1.00. We may use the amounts borrowed under the credit agreement only to fund the acquisition of the Incremental shares in connection with the Offer and the transaction costs and expenses associated therewith. As of March 31, 2009, we had borrowed $59.0 million under the credit agreement. We expect to borrow an additional $4.0 million in order to complete the Incremental acquisition in April 2009 and to pay for related transaction costs. We have reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval.

The aggregate unpaid principal loan balance, together with all accrued but unpaid interest, will be immediately due and payable upon the earliest of (i) one year from the closing date of the Incremental acquisition; (ii) the date of any change in ownership of or control or direction over, directly or indirectly, 20% or more of our outstanding voting securities; or (iii) the occurrence of an event of default under the credit agreement.

The total outstanding balance of the advances made under the credit agreement accrue interest at a rate of ten percent (10%) per annum, calculated daily and compounded quarterly. Interest is payable on the first day of each March, June, September and December. Following an event of default, the outstanding balance will accrue additional interest at a rate of four percent (4%) per annum until the event of default is cured or waived. We may prepay the loan at any time before maturity without penalty. The credit agreement is secured by all of the personal property or assets of the parent holding company of TransAtlantic Australia including all of the ordinary shares in the capital of TransAtlantic Australia.

The credit agreement contains certain covenants that will limit our ability to, among other things, change the name of the Company or any subsidiary, create liens, issue shares of any subsidiary, declare or pay dividends on share capital, redeem or repurchase shares, sell assets, borrow money from third parties, pay out indebtedness to non-arm’s length parties or guarantee indebtedness. In addition, any proceeds received by us from a sale of assets outside the ordinary course of business or from equity or debt financings shall be paid first to Dalea up to the amount outstanding under the credit agreement.

We estimate we have $18.8 million in cash commitments for drilling and other exploratory activities under our exploration permits in Turkey, Morocco and Romania for 2009. Given the capital-intensive nature of oil and gas exploration as well as the uncertainty of economic success from our existing projects, additional capital will be required to fund our existing and additional projects, as well as pay off the Dalea credit agreement. We have reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval. Additional financing sources will be required to fund our international exploration and development activities beyond April 2009. Any future inability to secure additional funding when and as needed could have a material adverse effect on our operations and cash flow.

Contractual Obligations

As of December 31, 2008 we had remaining work program commitments of $2.0 million under our Guercif exploration permits and $1.0 million under our Tselfat exploration permit in Morocco that are supported by fully-funded bank guarantees. The bank guarantees are reduced periodically based on work performed. In the event we fail to perform the required work commitments, the remaining amount of the bank guarantees would be forfeited.

Normal purchase arrangements are excluded as they are discretionary and/or being performed under contracts which are cancelable immediately or with a 30-day notification period.

On December 18, 2008, we amended the lease term for our office space in Dallas, Texas. The lease expires on July 31, 2011. During 2008, we entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard in Morocco as well as one-year leases for an office and apartment in Romania. We entered into a five-year lease for an operations yard in Turkey with the Riata Group. Our aggregate annual commitments are as follows:

	Payments due by year
	(in thousands)
	Total	2009	2010	2011	2012	thereafter
Leases	$1,819	$526	$480	$328	$243	$242
Permits	10,861	8,280	2,581	—	—	—
Contracts	16,100	10,550	5,500	50	—	—

	$28,781	$19,356	$8,561	$378	$243	$242

On March 3, 2009, we amended the lease for the Dallas office space adding an additional 2,982 square feet increasing the total space under contract to 8,794 square feet. The existing term for the entire space was extended to December 31, 2013. The 2009 lease amendment is not included in the annual lease commitments shown in the table above but will increase the total commitment by $759,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2008 other than the leases described in “Contractual Obligations” above.

Related Party Transactions

In April 2007, we entered into a $3.0 million short-term standby bridge loan from Quest Capital Corp. (“Quest”). We drew down $3.0 million on the loan in the second quarter of 2007. In August 2007, we increased the loan facility to $4.0 million and drew down the additional $1.0 million. We and Quest currently have one director in common. At the time of the Quest transactions, we and Quest had two directors in common. Transactions with Quest were conducted at their exchange value. We issued 503,823 common shares to Quest at an aggregate value of approximately $359,000 as we drew on the loan. In November 2007, we paid down $2.0 million in principal on the loan and extended the maturity date on the outstanding principal balance of $2.0 million to March 31, 2008. Quest extended the maturity date to April 30, 2008 to facilitate the closing of the Riata loan described below.

We have entered into various transactions with Mr. Mitchell and the Riata Group, a group of companies formed and owned or controlled by Mr. Mitchell that is primarily focused on investing in international energy opportunities.

On April 8, 2008, we entered into a $2.0 million short-term loan with Riata, a member of the Riata Group and used the proceeds to repay the Quest loan in full. We paid the Riata loan in full on May 30, 2008 in connection with the closing of the second stage of the private placement announced in March 2008.

In addition, on April 8, 2008, Dalea, which is also a member of the Riata Group, purchased 10,000,000 common shares from us at Cdn$0.30 per share pursuant to the first stage of the private placement announced in March 2008, and on May 30, 2008, Dalea and Riata TransAtlantic purchased a further 12,630,000 common shares from us at Cdn$0.36 per share pursuant to the second stage of the private placement. Matthew McCann, our Chief Executive Officer and a member of our board of directors, also participated in the second stage of the private placement, purchasing 1,100,000 common shares. However, neither Mr. Mitchell nor Mr. McCann were related parties of ours on March 28, 2008 when the Riata Group first agreed that it or its associates would participate in the private placement and provide the short-term loan to us.

        Effective May 1, 2008, we entered into a services agreement with members of the Riata Group under which we agreed to provide technical and administrative services to each other from time to time on an as-needed basis. We recorded expenditures for the year ended December 31, 2008 of $4.6 million for goods and services provided by the Riata Group, of which $1.5 million was included in accounts payable at December 31, 2008. We received a reimbursement of expenses in the amount of $832,000 from Longe related to Longe’s participation in our Moroccan exploration permits. In addition, we paid $740,000 to the Riata Group for additional drilling equipment delivered at closing of the Longe acquisition. Payables in the amount of $1.5 million due to the Riata Group at the end of 2008 were settled in cash during the first quarter of 2009. There were no amounts due from the Riata Group at December 31, 2008.

In July 2008, Longfellow, a member of the Riata Group, guaranteed the obligations of us and Longe under the farmout agreement concerning the Ouezzane-Tissa and Asilah exploration permits in Morocco up to a maximum of $25.0 million.

In August 2008, we announced that we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, on December 30, 2008 we acquired 100% of the issued and outstanding shares of Longe from Longfellow in consideration for the issuance 39,583,333 common shares and 10,000,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Concurrently, we issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers that have relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million.

In November 2008, in connection with the pending acquisition of Longe, we agreed with Longe that we would suspend billing Longe for work that we were conducting for our Moroccan operations. As a result, we recorded approximately $1.0 million in related expenses that we would have billed to Longe had the Longe acquisition not been completed.

On November 28, 2008, we entered into a credit agreement with Dalea. The purpose of the Dalea credit agreement is to fund the all cash takeover offer by TransAtlantic Australia for all of the outstanding shares of Incremental. As of March 31, 2009, we had borrowed $59.0 million from Dalea pursuant to the credit agreement for the acquisition of 96% of the outstanding Incremental shares. We have reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval.

On December 31, 2008, we entered into bills of sale and assignment with Viking Drilling, LLC (“Viking”), a member of the Riata Group. Under the terms of the bills of sale and assignment, we purchased at cost certain drilling and service equipment and other assets from Viking for use in Turkey, Morocco and Romania. We paid $8.3 million to Viking for the drilling and service equipment and other assets.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on management’s assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Management has excluded Longe from its assessment of internal control over financial reporting as of December 31, 2008 because Longe was acquired by us in a purchase transaction on December 30, 2008. Longe is a wholly-owned subsidiary whose total assets represent approximately 37% of our total consolidated assets at December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

This management’s report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during our last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Audit Committee Members

Our Audit Committee consists of Brian Bayley, Michael Winn, and Alan Moon, each of whom is independent in accordance with SEC rules and Canadian securities laws and financially literate. The following is a description of the education and experience of each member of the Audit Committee, provided in accordance with Canadian securities laws:

Brian Bayley (Chairman). Mr. Bayley has served as a director since 2001. Since 2003, Mr. Bayley has served as the Chief Executive Officer of Quest Capital Corp., a publicly traded mortgage investment corporation. Prior to that, he served as Chief Executive Officer of Quest Investment Corporation, a publicly listed merchant bank based in Vancouver. He was also the co-founder of Quest Ventures Ltd., a privately held merchant bank based in Vancouver which specialized in bridge loans. Prior to Quest Ventures Ltd., Mr. Bayley was President and Chief Executive Officer of Quest Oil & Gas Corp., which was sold to Enermark Income Fund in 1997. Mr. Bayley has a B.A. degree from the University of Victoria and an M.B.A. degree from Queen’s University. Mr. Bayley is currently a director of several public companies.

Michael Winn. Mr. Winn has served as a director since 2004. He has been the President of Terrasearch Inc., a consulting company that provides analysis on mining and energy companies, since he formed that company in 1997. Prior to that, Mr. Winn spent four years as an analyst for a southern California-based brokerage firm where he was responsible for the evaluation of emerging oil and gas and mining companies. Mr. Winn has worked in the oil and gas industry since 1983 and the mining industry since 1992, and is also a director of several companies that are involved in mineral and oil and gas exploration in Canada, Latin America, Europe and Africa. Mr. Winn has a B.S. degree in geology from the University of Southern California and has completed graduate course work in accounting and finance. Mr. Winn is currently a director of several public companies.

Alan Moon. Mr. Moon has served as a director since 2004. Mr. Moon has been the President of Crescent Enterprises Inc., a private Calgary-based investment firm, since he formed that company in 1997. Prior to that, Mr. Moon was President and Chief Operating Officer of TransAlta Energy Corporation. The company was an international independent electric power generation and distribution company with approximately $1 billion in assets and operated in Ontario, New Zealand, Australia, South America, and the United States. Mr. Moon is a professional engineer with an M.B.A. degree and is currently a director of several public companies.

Audit Committee Charter

The complete text of our Audit Committee Terms of Reference is attached to this Annual Report on Form 10-K as Exhibit 99.1.

Information concerning executive officers under Item 401 of Regulation S-K is set forth in Part I of this Form 10-K. The other information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

We have adopted a code of ethics that applies to all our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Conduct and Ethics is published on our Investor Relations web site at www.transatlanticpetroleum.com. We intend to disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on this web site within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

        The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accountant Fees and Services.

KPMG, LLP is our principal accountant for our audit of annual financial statements included in this Annual Report on Form 10-K and served as our independent registered public accounting firm for 2008 and 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007
Audit Fees	$166,000	$188,000
Audit-Related Fees	131,000	65,000
Tax Fees	121,000	23,000
All Other Fees	0	0

Total	$418,000	$276,000

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in this Annual Report on Form 10-K and services that are normally provided by the independent auditors in connection with their engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include review of our Annual Report on Form 20-F for the fiscal year ended December 31, 2007 and filings related to our acquisition of Longe in addition to correspondence with the SEC and other accounting consulting.

Tax Fees

This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee of our board of directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2008 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December  31, 2007 and 2008

Consolidated Statements of Operations and Comprehensive Loss for the years ended December  31, 2007 and 2008

Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December  31, 2007 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule I, Condensed Financial Information of Registrant.

3.	Exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

TRANSATLANTIC PETROLEUM CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

THE BOARD OF DIRECTORS: TRANSATLANTIC PETROLEUM CORP.

We have audited the accompanying consolidated balance sheets of TransAtlantic Petroleum Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransAtlantic Petroleum Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and used cash in operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Calgary, Canada

March 31, 2009

TRANSATLANTIC PETROLEUM CORP.

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(in thousands of U.S dollars, except share data)

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$30,052	$2,224
Accounts receivable	1,327	566
Prepaid and other current assets	3,861	45

Total current assets	35,240	2,835

Property and equipment (note 2 and 6)
Oil and gas properties (full cost method)
Unproved	11,205	1,572
Drilling services and other equipment	40,886	—

	52,091	1,572
Less accumulated depreciation, depletion and amortization	(53)	—

Property and equipment, net	52,038	1,572
Other assets:
Restricted cash (note 4)	3,268	2,272
Deferred charges (note 17)	181	—

Total other assets	3,449	2,272

Total Assets	$90,727	$6,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,962	$402
Accounts payable – related party (note 16)	1,517	—
Accrued liabilities	581	387
Loan payable (note 8)	—	2,000
Asset retirement obligations of assets held for sale (notes 5 and 7)	14	8
Settlement provision (note 13)	240	240

Current and Total Liabilities	6,314	3,037

Going concern (note 1)
Commitments and contingencies (notes 14 and 15)
Subsequent events (notes 2, 8, 12, 15, 16 and 17)
Stockholders’ equity:
Common stock, $0.00 par value, unlimited shares authorized as of December 31, 2008 and 2007; 154,958,000 and 43,271,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively (note 9)	—	—
Additional paid in capital (note 9)	133,062	47,837
Additional paid in capital – warrants	5,228	1,108
Accumulated deficit	(53,877)	(45,303)

Total stockholders’ equity	84,413	3,642

Total liabilities and stockholders’ equity	$90,727	$6,679

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2008 and 2007

(in thousands of U.S. dollars, except per share amounts)

	2008	2007
Expenses:
General and administrative	$3,009	$2,119
International oil and gas activities (note 6)	5,183	2,312
Stock-based compensation (note 9)	583	554
Depreciation, depletion and amortization (note 6)	59	—
Settlement provision (note 13)	—	(313)
Foreign exchange loss	—	45

	8,834	4,717
Other (income) expense:
Interest and financing expense	38	62
Interest and other income	(338)	(240)
Loss from continuing operations	8,534	4,539
Loss from discontinued operations (note 5)	40	3,398

Net Loss and comprehensive loss	$8,574	$7,937

Net loss per share
Basic and diluted – continuing operations	$0.13	$0.11
Basic and diluted – discontinued operations	$0.00	$0.08
Basic and diluted	$0.13	$0.18

Basic and diluted weighted average number of shares outstanding	66,524	43,037

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended December 31, 2008 and 2007

(in thousands of U.S. dollars)

	Common Stock (Note 9)		Additional Paid in Capital	Additional Paid in Capital - Warrants	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares Issued	Warrants Issued
Balance as of December 31, 2006	42,557	7,976	$45,851	$2,017	$(37,366)	$10,502
Issuance of common stock	504	—	359	—	—	359
Exercise of stock options	185	—	138	—	—	138
Exercise of warrants	25	(25)	33	(7)	—	26
Expiration of warrants	—	(3,232)	902	(902)	—	—
Stock-based compensation	—	—	554	—	—	554
Net loss for the year	—	—	—	—	(7,937)	(7,937)

Balance as of December 31, 2007	43,271	4,719	47,837	1,108	(45,303)	3,642
Issuance of common stock	110,000	—	83,072	—	—	83,072
Issuance of warrants	—	10,000	—	5,228	—	5,228
Issuance cost	—	—	(1,199)	—	—	(1,199)
Exercise of stock options	247	—	149	—	—	149
Exercise of warrants	1,440	(1,440)	1,907	(395)	—	1,512
Expiration of warrants	—	(3,279)	713	(713)	—	—
Stock - based compensation	—	—	583	—	—	583
Net loss for the year	—	—	—	—	(8,574)	(8,574)

Balance as of December 31, 2008	154,958	10,000	$133,062	$5,228	$(53,877)	$84,413

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Cash Flows

For the years ended December 31, 2008 and 2007

(in thousands of U.S. dollars)

	2008	2007
Cash provided by (used in):
Net loss	$(8,574)	$(7,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of assets held for sale	—	1,867
Non-cash financing expense	—	359
Depreciation, depletion and amortization	59	351
Stock-based compensation	583	554
Changes in operating working capital:
Accounts receivable	(761)	(144)
Prepaid expenses	(1,180)	39
Accounts payable and accrued liabilities	4,101	(1,201)
Settlement provision	—	(721)

Net cash used in operating activities	(5,772)	(6,833)
Investing activities:
Oil and gas properties	(4,141)	—
Drilling services and other equipment	(14,028)	—
Oil and gas properties of discontinued operations	—	(4,126)
Proceeds from sale of discontinued operations assets	—	4,264
Deferred charges	(181)	—
Restricted cash	(996)	2,067

Net cash (used in) provided by investing activities	(19,346)	2,205
Financing activities:
Exercise of warrants and options	1,661	164
Issuance of common shares, net	53,769	—
Acquisition transaction costs	(484)	—
Loan proceeds	—	4,000
Loan repayment	(2,000)	(2,000)

Net cash provided by financing activities	52,946	2,164
Net increase (decrease) in cash and cash equivalents	27,828	(2,464)
Cash and cash equivalents, beginning of year	2,224	4,688

Cash and cash equivalents, end of year	$30,052	$2,224

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

1.	General

Nature of operations

TransAtlantic Petroleum Corp. (together with its subsidiaries, the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the exploration for and the development and production of crude oil and natural gas, primarily in Morocco, Romania and Turkey.

TransAtlantic was incorporated in 1985 under the laws of British Columbia and continued to Alberta in 1997. During 2005 and 2006, TransAtlantic acquired an exploration permit and a reconnaissance license in Morocco, three production blocks in Romania, three exploration licenses in Turkey and two promote round licenses covering six blocks in the UK North Sea. The UK North Sea licenses expired in 2007. During this same period, the Company acquired properties in Texas. TransAtlantic also participated as a non-operator in four other properties in Texas, Oklahoma and Louisiana.

In 2006, the Company sold its Louisiana property, and in 2007, the Company determined to exit its United States (“U.S.”) operations and focus on the development of its international properties. To that end, TransAtlantic acquired three additional exploration licenses in Turkey, converted a portion of its Moroccan reconnaissance license into two exploration permits, sold the Texas properties it operated, and offered its remaining non-operated U.S. properties for sale.

Approximately 70% of the Company’s outstanding common stock is beneficially owned by N. Malone Mitchell 3rd, entities under Mr. Mitchell’s ownership or control (the “Riata Group”), and certain other persons that have relationships with Mr. Mitchell. Mr. Mitchell is the Chairman of the Company’s board of directors.

In 2008, TransAtlantic changed its operating strategy from that of a prospect generator to a vertically integrated project developer.

To execute this new strategy, in August 2008, TransAtlantic announced plans to:

1.	acquire Longe Energy Limited (“Longe”), a member of the Riata Group, in exchange for common shares of the Company and common share purchase warrants; and

2.	undertake a concurrent private placement pursuant to which members of the Riata Group would invest an additional $42.5 million in the Company.

Both transactions closed in December 2008 and were approved by the Company’s shareholders.

Basis of presentation

The Company’s consolidated financial statements are expressed in U.S. dollars and have been prepared by management in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and all amounts in these notes to consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to impairment of long-lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The accounting policies most affected by management’s estimates and assumptions are as follows:

•	The reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization and to determine the amount of any impairment of proved properties;

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

•	The valuation of unproved acreage and proved oil and gas properties to determine the amount of any impairment of oil and gas properties;

•	Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment; and

•	Estimates regarding abandonment obligations.

These audited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the consolidated financial position of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. Management believes that these financial statements contain all adjustments necessary so that they are not misleading.

Certain reclassifications have been made to 2007 amounts in order to present these results on a comparable basis with amounts for 2008.

In 2007, the Company determined to exit its U.S. operations and focus on the development of its international properties. Accordingly, the Company has revised its financial statements for all periods presented to classify the related results of operations of this group of disposed properties as discontinued operations (see note 5).

Going concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of operations. Management considers the going concern basis to be appropriate for these consolidated financial statements. If the going concern basis were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, reported expenses and the balance sheet classifications used.

The Company incurred a loss of $8.6 million for the year ended December 31, 2008 and used cash in operating activities of $5.8 million during the year ended December 31, 2008. As of December 31, 2008 the Company had cash and cash equivalents of $30.1 million, no debt and working capital of $28.9 million. The Company plans to use working capital to acquire service equipment and to fund exploration and drilling activities in Morocco, Turkey and Romania.

As of March 31, 2009, the Company has borrowed $59.0 million from the Riata Group due in approximately one year in connection with the Company’s acquisition of Incremental Petroleum Limited (“Incremental”) (notes 8 and 17). The Company has commitments for drilling and other exploratory activities under exploration permits in Turkey, Morocco and Romania, requiring additional financing.

The Company is in the pre-production stage and generated no revenues during the years ended December 31, 2008 and 2007. The Company has significant contractual obligations in fiscal year 2009 and beyond (notes 6 and 15) which it currently does not have the cash resources to meet. Should the Company be unable to raise additional financing, it will not have sufficient funds to continue operations beyond April 2009.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

2.	Significant accounting policies

Basis of preparation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. At December 31, 2008 the Company owned 100% of the voting common stock or other equity securities in its subsidiaries.

Cash and cash equivalents

Cash and cash equivalents include term deposits and investments with original maturities of three months or less at the date of acquisition.

Foreign currency translation

The functional currency for the Company and all of its subsidiary entities is the U.S. dollar. Transactions of the Company in foreign currencies are translated at the rates in effect at the time of the transaction. Monetary items denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet dates and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Foreign exchange gains and losses are included in income.

Oil and gas properties

The Company follows the full cost method to account for its oil and gas activities in its consolidated financial statements as of December 31, 2008 and 2007 and for the periods then ended. Under this method, oil and gas assets are evaluated at least annually to determine that the costs are recoverable and do not exceed the fair value of the properties. The costs are assessed to be recoverable if the sum of the undiscounted cash flows expected from the production of proved reserves and the lower of cost or market of unproved properties exceed the carrying value of the oil and gas assets. If the carrying value of the oil and gas assets is not assessed to be recoverable, an impairment loss is recognized to the extent that the carrying value exceeds the sum of the discounted cash flows expected from the production of proved and probable reserves and the lower of cost or market of unproved properties.

Under the full cost method of accounting, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves in cost centers on a country-by-country basis. Costs associated with production and general corporate activities are expensed in the period incurred. The Company expenses pre-acquisition and reconnaissance activities. Proceeds from the sale of oil and gas properties are applied against capitalized costs, and gains or losses are not recognized unless the sale would alter the depletion rate by more than 20%.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

Unproved oil and gas properties are assessed for impairment each reporting period, and any impairment in value is charged to exploration costs. The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on the Company’s historical experience, acquisition dates and average lease terms. The valuation of unproved properties is subjective and requires management of the Company to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual realizable value.

The Company computes the provision for depreciation and depletion of oil and gas properties using the unit-of-production method based upon production and estimates of gross proved reserve quantities as determined by independent reservoir engineers. Unevaluated property costs are excluded from the amortization base until the properties associated with these costs are evaluated and determined to be productive or become impaired.

Joint interest activities

Many of the Company’s exploration, development and production activities are conducted jointly with other entities and accordingly the consolidated financial statements reflect only the Company’s proportionate interest in such activities.

Valuation of property and equipment other than oil and gas properties

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that the Company’s long-lived assets, including drilling service and other equipment, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Impairment is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the difference in the carrying value and estimated fair value of the impaired asset.

Drilling services and other equipment

Drilling services and other equipment is stated at cost. Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. The costs of normal maintenance and repairs are charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of other property and equipment sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

Determination of fair value

The Company adopted SFAS No. 157, “Fair Value Measurements (as amended)” (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. As permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, the Company has not applied the provisions of SFAS 157 to nonfinancial assets and liabilities. The Company has not applied the provisions of SFAS 157 to its asset retirement obligations.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Business combinations

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of acquired companies to the tangible and intangible individual assets acquired and liabilities assumed based on their estimated fair values. Transaction costs are capitalized to the assets acquired.

Supplemental disclosure of cash flow information

Noncash transactions resulting from the Longe acquisition not reflected in the consolidated statements of cash flows include the following:

	Year Ended December 31,
	2008	2007
	(In thousands)
Noncash working capital transactions:
Prepaid and other assets	$2,636	$—
Accounts payable	$(1,170)	$—
Noncash investing transactions:
Property and equipment	$32,350	$—
Noncash financing transactions:
Common shares issued	$28,104	$—
Common share warrants issued	$5,228	$—

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2008	2007
	(In thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the year for interest	$144	$349
Cash paid during the year for income taxes	$—	$—

Abandonment obligations

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as amended (“SFAS 143”). SFAS 143 requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset. The cost associated with the abandonment obligation, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Revenue recognition

Revenue from the sale of products is recognized upon delivery to the purchaser when title passes. Drilling service revenues are recognized when the related service is performed.

Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite vesting periods. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in 2006. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard prospectively as of January 1, 2006 and does not require restatement of previously issued financial statements. SFAS 123R requires the Company to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards granted on or after January 1, 2006, which is the same model used for the Company’s pro forma information required under SFAS 123R. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity. Options granted to consultants, to the extent unvested, are fair valued on subsequent reporting dates.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

Income taxes

The Company follows the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. The Company did not have any unrecognized tax benefits other than those for which a valuation allowance has been provided thereon, and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company did not have any unrecognized tax benefits at December 31, 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any tax-related interest expense recognized during the years ended December 31, 2008 or 2007.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), established standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. There were no differences between net loss and comprehensive loss in 2008 or 2007.

Per share information

Basic per share amounts are calculated using the weighted average common shares outstanding during the year. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the period.

3.	Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which will become effective for financial assets and liabilities of the Company on January 1, 2008 and non-financial assets and liabilities of the Company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of SFAS 157 in 2009 will depend on the Company’s assets and liabilities at that time that are required to be measured at fair value.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. Accordingly, deferred transactions costs related to acquisitions to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable GAAP rules. SFAS 160 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all non-controlling interests, including any that arose before the effective date except that comparative period information must be recast to classify non-controlling interests in equity, attribute net income and other comprehensive income to non-controlling interests, and provide other disclosures required by SFAS 160. The impact to the Company from adoption of SFAS 141R in 2009 has not yet been determined (see note 17).

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

4.	Restricted cash

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees. At December 31, 2008 and 2007, restricted cash included: $240,000 and $240,000, respectively, for settlement of liabilities in Nigeria (see note 13); $3.0 million and $2.0 million, respectively, in a certificate of deposit supporting a $3.0 million and $2.0 million, respectively, bank guarantee of the Morocco work program (see note 15) and $28,000 in a certificate of deposit that is a collateral for a letter of credit in favor of the Oklahoma Tax Commission.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

5.	Discontinued operations and assets held for sale

The following table sets forth the capitalized costs of discontinued operations as of December 31, 2008 and 2007.

	2008	2007
	(in thousands)
Oil and Natural Gas properties, United States
Cost	$11,053	$11,053
Accumulated depreciation, depletion and write-down	$11,053	$11,053

Net book value	$—	$—

The Company designated certain oil and gas properties as held for sale in conjunction with its plan to sell its proved and undeveloped interests in the U.S. At December 31, 2008 and 2007, the assets of the discontinued operations were measured at their fair value less costs to sell. The Company recorded a write-down in 2007 of approximately $1.9 million. As such, the net book value of property and equipment is now $0, and $14,000 of asset retirement obligations have been reflected as assets held and liabilities for sale at December 31, 2008, as predominantly all of the Company’s U.S. operations have been disposed of.

In November 2007, the Company sold its South Gillock and State Kohfeldt Units, as well as the shallow rights over the South Gillock Unit, for $4.0 million, and the buyer assumed an estimated $2.0 million in plugging and abandonment liability associated with the units.

In addition, the Company sold its Jarvis Dome property in October 2007 for $250,000.

Loss from discontinued operations includes the following amounts (in thousands):

	Years ended December 31,
	2008	2007
Revenues, oil and gas sales – net	$111	$653
Expenses
Lease operating expenses	67	1,167
Depletion, depreciation and accretion	6	351
Interest expense	78	307
Financing expense - shares issued (note 9)	—	359
Write-down of assets	—	1,867

Loss from discontinued operations	$40	$3,398

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

6.	Property and equipment

(a)	Oil and gas properties: The following table sets forth the capitalized costs under the full cost method for oil and gas properties, as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Oil and gas properties, unproved
Morocco	$8,004	$—
Romania	1,974	1,572
Turkey	1,227	—

	$11,205	$1,572

None of the oil and gas properties are revenue producing at this time and therefore no depletion has been recorded. Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

Morocco:

In May 2006, the Company was awarded the Tselfat exploration permit in northern Morocco. In August 2007, the Company reached an agreement to farmout 50% of its interest in the Tselfat permit to a joint interest partner, Sphere Petroleum QSC (“Sphere”). In exchange for an option to acquire 50% of the Company’s interest in the Tselfat permit, Sphere agreed to fund the costs of an evaluation work program which included acquisition of a 3-D seismic survey and additional geological studies. Upon its exercise of the option, Sphere would fund the drilling and testing of an exploratory well and replace the Company’s bank guarantee deposited with the Moroccan government. In April 2008, Sphere assigned all of its interests in the Tselfat option and farmout agreement to Longe. The Company acquired Longe in December 2008. As a result, the Company retains a 100% working interest in the Tselfat permit.

In June 2005, the Company was awarded the Guercif-Beni Znassen reconnaissance license in northern Morocco. In January 2008, the Company converted a portion of its Guercif-Beni Znassen reconnaissance license into two exploration permits pursuant to a Petroleum Agreement and the companion Association Contract (the “Petroleum Agreement”) dated November 2, 2007, with the national oil company of Morocco, Office National des Hydrocarbures et des Mines (“ONHYM”). Pursuant to the Petroleum Agreement, the Company committed to a work program during the initial three-year term, pursuant to which the Company has re-entered, logged and tested a well previously drilled in the area, and is required to acquire 300 square kilometers of 2-D seismic and reprocess and reinterpret an aerogravity and magnetic survey. Pursuant to a participation agreement between the Company (30%), Stratic Energy Corporation (“Stratic”) (20%) and Sphere (50%), Sphere agreed to bear the entire cost of the initial three-year work program to earn its 50% interest in the two Guercif exploration permits. In addition, Sphere posted the required bank guarantee for the initial work program with the Moroccan government and Sphere agreed to reimburse the Company for

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

approximately $680,000 of historical expenditures. In April 2008, Sphere assigned all of its interests in the Guercif participation agreement to Longe, which replaced the Sphere bank guarantee upon completion and acceptance of the transfer documentation. The Company acquired Longe in December 2008. As a result, the Company retains an 80% working interest in the Guercif permits.

In July 2008, the Company agreed to farm-in to the Ouezzane-Tissa and Asilah exploration permits held by Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation (collectively, “Direct”) in northern Morocco. Under the farm-in agreement, the Company will earn a 50% interest in the Ouezzane-Tissa and Asilah exploration permits by carrying Direct for 100% of the costs of drilling three wells on the Ouezzane-Tissa and Asilah permits. If one of the three wells is a commercial success, as defined in the farm-in agreement, then the Company would carry Direct in the drilling of a fourth well.

The Company’s interests in each of its Moroccan exploration permits are subject to the 25% interest held by ONHYM, which is carried by the Company and its partners during the exploration phase but ONHYM pays its share of costs in the development phase. The Company will continue as operator of the Guercif and Tselfat exploration permits during the initial three-year period and is also the operator of the Ouezzane-Tissa and Asilah exploration permits. Each of the Company’s Moroccan exploration permits are for an eight-year term divided into three periods.

During 2008, the Company capitalized approximately $2.4 million in seismic related cost and $127,000 of wellsite preparation related to projects in Morocco. The Company also recorded $5.5 million in unproved oil and gas properties as a result of the Longe acquisition (see note 14).

Romania:

The Company capitalized $402,000 during 2008 for wellsite preparation in Romania. The Company capitalized $1.6 million of expenditures related to seismic surveys completed at the end of 2006 in Romania.

In February 2006, the Company was awarded three onshore production licenses in Romania, the Izvoru, Vanatori and Marsa licenses. The licenses were awarded to the Company based upon its commitment to perform certain work programs on each of the respective fields over the next three years, including shooting seismic and drilling or re-entering wells. There is no current production from any of the fields. The Company is the operator and 100% working interest owner of the fields. The Company entered into petroleum agreements with the Romanian government covering each license, which were finalized in September 2007 and expire in August 2010.

In September 2008, the Company agreed with Sterling Resources Ltd. (“Sterling”) to farm-in to Sterling’s Sud Craiova Block E III-7 in western Romania. In exchange for a 50% working interest, the Company agreed to drill three exploration wells on the Sud Craiova license. At casing point in each well, Sterling and TransAtlantic will each elect whether to proceed to completion and will each bear their proportionate share of completion and infrastructure costs. Sterling will remain operator of the Sud Craiova license.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

Turkey:

In June 2006, the Company was awarded three onshore exploration licenses in southeastern Turkey. In March 2008, the Company announced that it had agreed to farmout 75% of its interest in two of its licenses, Blocks 4173 and 4174, in Turkey. The party who farmed in is obligated to drill an exploration well on one of the two blocks at its cost before the end of 2008.

In July 2007, the Company was awarded three additional onshore exploration licenses, Blocks 4268, 4269 and 4270, all of which are in southeastern Turkey on the border with Iraq. The three new licenses expire in June 2011. Upon a commercial discovery, each exploration license would be converted to a 20-year production lease which bears a 12.5% royalty. These additional licenses will also involve a work program, including technical studies, reprocessing of data and contingent plans for drilling wells. The Company is the operator and 100% working interest owner of these licenses.

In September 2008, the Company agreed with Incremental to farm-in to its License 4262 in southeastern Turkey. In exchange for a 60% working interest, the Company will drill one exploration well on License 4262. At casing point, Incremental and TransAtlantic will each elect whether to proceed to completion and will each bear their proportionate share of completion and infrastructure costs. By drilling this well, the Company will also earn an undivided 75% working interest in four additional licenses owned by Incremental located south of License 4262. The Company’s participation in these licenses has been approved by the Turkish General Directorate of Petroleum Affairs (“GDPA”). The GDPA has approved the Company as operator of License 4262, and subject to GDPA’s approval, the Company will become the operator of the other four licenses. The Company capitalized $1.2 million in wellsite preparation and drilling for the well in progress at December 31, 2008.

Other:

The Company incurred and expensed $5.2 million in costs during the year ended December 31, 2008 for international oil and gas activities, including $1.4 million for a workover in Morocco, compared to $2.3 million in costs for international oil and gas activities for the year ended December 31, 2007. The Company also received expense reimbursements related to projects totaling $832,000 in Morocco from Longe and $150,000 from an unrelated farm-in partner. Excluding the workover expense and partner reimbursements, the Company expensed $4.8 million in 2008 compared to $2.3 million for the year ended December 31, 2007, towards the pre-acquisition, reconnaissance and evaluation of the Company’s international oil and gas activities, including those conducted in Morocco, Romania and Turkey, including technical, professional and administrative costs related to expanded offices in each country.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

(b)	Drilling services and other equipment: The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation is summarized as follows (in thousands):

	December 31,
	2008	2007
Drilling rigs, tubulars and equipment	$40,217	$—
Vehicles	301	—
Office equipment and furniture	368	—

Total cost	$40,886	$—
Accumulated depreciation	(53)	—

Net other property and equipment	$40,833	$—

7.	Asset retirement obligations

As part of its development of oil and gas opportunities, the Company incurs asset retirement obligations (“ARO”) on its properties. The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties. At December 31, 2008, the net present value of the Company’s total ARO is estimated to be $14,000, with the undiscounted value being $14,000. An inflation rate of 2% was assumed and a discount rate of 7% was used to calculate the present value of the ARO. For reporting purposes, the asset retirement obligations associated with the current assets held for sale (see note 5) have been reclassified as current liabilities.

	Year ended December 31, 2008	Year ended December 31, 2007
(in thousands)
Beginning balance	$8	$1,939
Liabilities incurred	—	26
Accretion expense	6	72
Liabilities sold (note 5)	—	(2,029)

Ending balance	$14	$8

8.	Loans payable

In April 2007, the Company entered into a $3.0 million short-term standby bridge loan from Quest Capital Corp. (“Quest”). The Company drew down $3.0 million on the loan in the second quarter of 2007. In August 2007, the Company and Quest increased the loan facility to $4.0 million and the Company drew down the additional $1.0 million. Quest and the Company currently have one director in common. At the time of the Quest transactions, the Company and Quest had two directors in common. Transactions with Quest were conducted at their exchange amount. The Company issued 503,823 common shares to Quest at an aggregate value of approximately $359,000 as it drew on the loan (see note 9). In November 2007, the Company paid down $2.0 million in principal on the loan and extended the maturity date on the outstanding principal balance of $2.0 million to March 31, 2008. Quest extended the maturity date to April 30, 2008 to facilitate the closing of the Riata loan described below.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

On April 8, 2008, Riata Management, LLC (“Riata”), a member of the Riata Group, loaned the Company $2.0 million, which the Company used to repay the $2.0 million loan due to Quest. The Company paid the loan from Riata in full on May 30, 2008, and no interest was due in accordance with the agreement.

On November 28, 2008, the Company entered into a credit agreement with Dalea Partners, LP (“Dalea”), a member of the Riata Group. The purpose of the Dalea credit agreement is to fund the all cash takeover offer by TransAtlantic Australia Pty. Ltd., a wholly-owned subsidiary of the Company (“TransAtlantic Australia”), for all of the outstanding shares of Incremental (see note 17).

Pursuant to the Dalea credit agreement, as amended, until March 31, 2009, the Company may request advances from Dalea up to the lesser of (i) the actual amount necessary to purchase such number of shares of Incremental as have been acquired (the “Incremental Transaction”) in connection with the offer for such shares plus related transaction costs and expenses or (ii) $69,000,000. Advances under the credit agreement are denominated in U.S. Dollars, but are advanced in Australian Dollars at an agreed upon currency exchange rate of AUD $0.7024 to US $1.00. The Company may use the amounts borrowed under the credit agreement only to fund the consummation of the Incremental Transaction by TransAtlantic Australia and to fund the costs and expenses associated therewith.

The aggregate unpaid principal balance, together with all accrued but unpaid interest will be immediately due and payable by the Company upon the earliest of (i) one year from the closing date of the Incremental Transaction; (ii) the date of any change in ownership of or control or direction over, directly or indirectly, 20% or more of the outstanding voting securities of the Company; and (iii) the occurrence of an event of default.

The total outstanding balance of the advances made under the credit agreement accrue interest at a rate of ten percent (10%) per annum, calculated daily and compounded quarterly. Interest is payable by the Company on the first day of each March, June, September and December. Following an event of default, the outstanding balance will accrue additional interest at a rate of four percent (4%) per annum until the event of default is cured or waived. The Company may prepay the loan at any time before maturity without penalty.

The credit agreement is secured by all of the personal property or assets of TransAtlantic (Holdings) Australia Pty. Ltd., including all of the ordinary shares in the capital of TransAtlantic Australia.

The credit agreement contains certain covenants that will limit the ability of the Company and its subsidiaries to, among other things, change the name of the Company or any of its subsidiaries, create liens, issue shares of any subsidiary, declare or pay dividends on share capital, redeem or repurchase shares, sell assets, borrow money from third parties, pay out indebtedness to non-arm’s length parties or guarantee indebtedness. In addition, any proceeds received by the Company or any subsidiary from a sale of assets outside the ordinary course of business or from equity or debt financings shall be paid first to Dalea up to the amount outstanding under the credit agreement.

The Company has reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval.

There were no amounts outstanding under the credit agreement as of December 31, 2008. The Company had borrowed $59.0 million pursuant to the credit agreement as of March 31, 2009.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

9.	Common Stock

December 2008 private placement and Longe acquisition

In December 2008, the Company acquired 100% of the issued and outstanding shares of Longe Energy Limited (“Longe”) from Longfellow Energy, LP, a member of the Riata Group, in consideration for the issuance of 39,583,333 common shares of the Company, valued at $0.71 per share, and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Concurrently, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, LLC (“Riata TransAtlantic”), Matthew McCann and other purchasers that have relationships with Mr. Mitchell resulting in gross proceeds of $42.5 million. Mr. McCann is the chief executive officer and a director of the Company. The Company recorded $1.1 million in transaction costs for the Longe acquisition and the concurrent private placement.

April and May 2008 private placement

In April and May 2008, the Company issued 10,000,000 common shares and 25,000,000 common shares, respectively, to Riata TransAtlantic, Dalea and certain friends and family of Mr. Mitchell in connection with a two-stage private placement transaction announced in March 2008. Riata TransAtlantic is also a member of the Riata Group. The private placements resulted in gross proceeds of Cdn $12 million.

December 2006 private placement

The Company issued 4,500,000 Units at $0.85 per Unit for gross proceeds of $3.8 million. Each Unit consisted of one common share and one common share purchase warrant. Each warrant entitled the holder to acquire one common share at a price of $1.05 through December 4, 2008. A total of 1,440,353 warrants were exercised during 2008, and the remaining warrants expired December 4, 2008.

Stock option plan

The number of shares issuable pursuant to the Company’s Amended and Restated Stock Option Plan (the “Option Plan”), and under any stock-based compensation arrangements the Company may have from time to time, shall not exceed 10% of the aggregate issued and outstanding common shares, on a non-diluted basis, at the time of grant of an option (subject to certain adjustments). We had 1,549,580 common shares reserved for issuance under the Option Plan as of December 31, 2008. Designated employees of the Company, including officers and directors, certain contractors and outside directors of the Company are eligible to receive options to purchase common shares. The Option Plan is administered by the compensation committee of the Company’s board of directors. All options presently issued under the Option Plan have a five-year expiry.

Pursuant to the Option Plan, the Company granted options to acquire 100,000 common shares on August 1, 2008. All the options were granted with a five year term exercisable at $1.35 per share. All of the granted options vest in three equal installments over a two year period, with one-third vesting on the date of the grant; and the remaining two-thirds vesting on August 1, 2009 and 2010.

Pursuant to the Option Plan, the Company granted options to acquire 340,000 common shares on June 11, 2008. All the options were granted with a five year term exercisable at $1.23 per share. All of the granted options vest in three equal installments over a two year period, with one-third vesting on the date of the grant; and the remaining two-thirds vesting on June 11, 2009 and 2010.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

Pursuant to the Option Plan, the Company granted options to acquire 915,000 common shares on December 4, 2007. All of the options were granted with a five-year term exercisable at $0.31 per share. The options were issued on three different vesting schedules. 165,000 of the options issued vested immediately. As to 600,000 of the options issued, 1/3 vested immediately, 1/3 will vest in one year and 1/3 will vest in two years. As to 150,000 of the options issued, 1/3 vested immediately, 1/3 vested on March 31, 2008 and 1/3 vested on December 31, 2008.

Pursuant to the Option Plan, the Company also granted options to acquire 1,355,000 common shares on January 10, 2007. All of the options were granted with a five-year term exercisable at $1.00 per share. The options were issued on two different vesting schedules. As to 405,000 of the options issued, 50% vested immediately and 50% vested on January 10, 2008. As to 950,000 of the options issued, 1/3 vested immediately, 1/3 vested on January 10, 2008 and 1/3 will vest on January 10, 2009.

Based upon these terms, a Black-Scholes pricing model derives a fair value for the grants of approximately $583,000 and $554,000 recognized as stock-based compensation expense for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, the unamortized amount of stock-based compensation expense was $283,000.

The estimated weighted average grant date fair value of options issued during 2008 and 2007 was $1.16 and $0.40, repectively, determined using the Black-Scholes pricing model with the following assumptions:

Option Value Inputs	2008	2007
Risk free interest rate	1.7%	4.2%
Expected option life	5 Years	5 Years
Volatility in the price of the Company’s shares	74-77%	71-172%
Forfeiture	10%	10%

Details of the Option Plan at December 31, 2008 and 2007 are presented below.

	2008		2007
(Shares in thousands)	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of year	4,285	$0.80	2,280	$0.87
Granted	440	1.25	2,270	0.72
Expired	(65)	(0.93)	(80)	(0.82)
Exercised	(247)	(0.60)	(185)	(0.74)

Outstanding at end of year	4,413	$0.85	4,285	$0.80

Exercisable at end of year	3,553	$0.83	2,957	$0.83

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as at December 31, 2008 (Shares in thousands):

Options Outstanding
		Weighted- average options exercisable
		Number outstanding	remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted - average exercise price
Range of Prices
Low	High
			(years)
$0.31	$0.74	815	3.93	$0.31	565	$0.31
$0.75	$0.99	1,495	1.01	$0.84	1,495	$0.84
$1.00	$1.20	1,680	2.88	$1.03	1,363	$1.03
$1.23	$1.32	423	4.48	$1.25	130	$1.25

		4,413	2.59	$0.85	3,553	$0.83

10.	Income taxes

The income tax provision differs from the amount that would be obtained by applying the Canadian basic federal and provincial income tax rate to net loss for the year as follows:

(In thousands)	2008	2007
Statutory tax rate	29.50%	32.12%
Loss before tax	(8,574)	(7,937)
Expected income tax reduction	$(2,529)	$(2,549)
Increase (decrease) resulting from
Stock-based compensation	172	178
Change in enacted tax rates	(366)	787
Expiration of tax deductions	102	95
Change in valuation allowance	2,829	1,674
Other	(208)	(185)

Total	$—	$—

The components of the net future income tax asset at December 31, 2008 and 2007 are as follows:
(In thousands)	2008	2007
Future income tax liabilities
Property and equipment	$—	$—
Future income tax assets
Property and equipment	260	268
Operating loss carry-forwards	16,518	13,844
Capital loss carry-forwards	1,112	959
Share issue costs	54	112
Debt financing fees	68	–
Valuation allowance	(18,012)	(15,183)

Net future income tax asset (liability)	$—	$—

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

The Company has accumulated losses or resource-related deductions available for income tax purposes in Canada and the U.S. No recognition has been given in these consolidated financial statements to the future benefits that may result from the utilization of losses for income tax purposes. The Company has non-capital tax losses in Canada of approximately $2.9 million which expire commencing in 2009 and non-capital losses in the U.S. of approximately $34 million which expire commencing in 2009. The Company has capital losses in Canada of approximately $7.7 million which have no expiry date.

11.	Segment information

As of December 31, 2008, the Company and its subsidiaries operate in two industry segments, exploration and production of oil and natural gas (“E&P”) and drilling services, within four reportable geographic segments: Morocco, Romania, Turkey and Corporate. E&P operations in the U.S. have been discontinued and are included in Corporate. Segment assets, net revenues and net loss in each of its reportable segments are as follows:

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
As of December 31, 2008
Segment assets	$39,480	$3,953	$10,230	$37,064	$90,727
Year ended December 31, 2008
Net revenues	$—	$—	$—	$—	$—
Net loss	$4,736	$708	$916	$2,214	$8,574
As of December 31, 2007
Segment assets	$2,539	$1,881	$63	$2,196	$6,679
Year ended December 31, 2007
Net revenues	$—	$—	$—	$—	$—
Net loss	$6,175	$811	$239	$712	$7,937

	Exploration & Production	Drilling Services	Corporate and Other	Total
	(in thousands)
As of December 31, 2008
Segment assets	$23,807	$35,749	$31,171	$90,727
Year ended December 31, 2008
Net revenues	$—	$—	$—	$—
Net loss	$2,787	$1,051	$4,736	$8,574
As of December 31, 2007
Segment assets	$4,140	$—	$2,539	$6,679
Year ended December 31, 2007
Net revenues	$—	$—	$—	$—
Net loss	$1,762	$—	$6,175	$7,937

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

12.	Financial instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.

Interest rate risk

The Company is exposed to interest rate risk as a result of its fixed rate notes and its variable rate short-term cash holdings. Interest rate changes would result in gains or losses in the market value of the Company’s fixed rate debt due to differences between the current market interest rates and the rates governing these instruments.

Foreign currency risk

The Company has underlying foreign currency exposure. The Company’s currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, European Union Euro, Romanian New Lei, Moroccan Dirham and Turkish New Lira. Foreign currency forward contracts have not been used to manage exchange rate fluctuations. The Company agreed to a fixed currency exchange rate of AUD $0.7024 to US $1.00 in the credit agreement with Dalea (see note 8). The facility was undrawn at year-end. There were no amounts outstanding under the credit agreement at December 31, 2008. At March 31, 2009, the Company had borrowed $59.0 million (AUD$84.0 million) under this facility.

Concentration of credit risk

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners and government agencies. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts as of December 31, 2008 and 2007. The majority of the Company’s cash and cash equivalents are held by two financial institutions in Canada and Texas.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

13.	Settlement provision

In conjunction with the sale of the Company’s Bahamian subsidiary effective June 20, 2005, the Company deposited $1.76 million into an escrow account to address any liabilities and claims relating to prior operations in Nigeria. Pursuant to an agreement reached in 2007, a net amount of $306,000 of the escrow amount was allocated and recently paid with respect to fiscal years 1998 through 2004. In April 2007, $415,000 of the escrow amount was released to the Company. Accordingly in the second quarter of 2007, the Company recorded $102,000 of interest income (on amounts held in escrow since 2005) and a reduction in the settlement provision of $313,000. The remaining potential liability to the Company includes taxes owed for the period January through June 2005, and the Company expects the remaining escrow amount of $240,000 to be sufficient to cover any potential liabilities. In addition, the Company agreed to pay a bonus to its President for his efforts in completing this transaction equivalent to 3.75% of the deferred payments, if and when received, up to a maximum of $600,000. The Company does not expect to receive any deferred payments.

14.	Acquisitions

On September 19, 2008, the Company entered into a purchase agreement to acquire all of the issued and outstanding shares of Longe from Longfellow, both members of the Riata Group, and make a concurrent private placement of TransAtlantic common shares. The transactions closed on December 30, 2008 (the “Closing Date”). Longe’s activity to date has been to acquire oilfield service equipment and exploration licenses in Morocco. Longe, a private Bermuda limited company, was incorporated on April 14, 2008 and became an indirect wholly-owned subsidiary of the Company on December 30, 2008. Pursuant to the terms of the purchase agreement, the Company acquired all of the issued and outstanding shares of Longe in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Concurrently with the acquisition, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers that have relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million to the Company.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

The operations of Longe did not meet the definition of a business in accordance with SFAS 141R, and Emerging Issues Task Force No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values in accordance with U.S. GAAP.

The purchase price of the Longe acquisition is as follows:

(in thousands)
Fair value of TransAtlantic common shares	$28,104
Fair value of TransAtlantic common share purchase warrants	5,228
Transaction costs	484

Total Purchase Price	$33,816

The fair value of TransAtlantic’s common shares used in determining the purchase price was $0.71 per share based on the closing price of TransAtlantic’s common shares on December 30, 2008. The fair value of the 10 million TransAtlantic common share purchase warrants was determined using the Black-Scholes pricing model with the following assumptions: stock price of $0.71; volatility of 169%; dividend rate of 0%; risk-free interest rate of 1.67%; and term of three years.

Transaction costs include fees for legal, accounting, exchange fees, printing and filing services, expenses related to the special committee formed of independent directors to evaluate and recommend the Longe acquisition and the special shareholder meeting held to approve the Longe acquisition.

Consistent with the purchase method of accounting, the total purchase price is allocated to the acquired tangible assets and assumed liabilities of Longe based on their fair values as of the Closing Date. The allocation of net assets acquired is as follows:

(in thousands)
Property and equipment	$32,350
Deposits on equipment	2,508
Other	128
Accounts payable	(1,170)

Total net assets acquired	$33,816

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

Under the terms of the purchase agreement, TransAtlantic assumed Longe’s existing work commitments for drilling and other exploratory activities under its exploration permits in Morocco.

15.	Commitments and contingencies

As of December 31, 2008, the Company had remaining work program commitments of $2.0 million under its Guercif exploration permits and $1.0 million under its Tselfat exploration permit in Morocco that are supported by fully-funded bank guarantees. The bank guarantees are reduced periodically based on work performed. In the event the Company fails to perform the required work commitments, the remaining amount of the bank guarantees would be forfeited.

Normal purchase arrangements are excluded as they are discretionary and/or being performed under contracts which are cancelable immediately or with a 30-day notification period.

On December 18, 2008, the Company amended the lease term for its office space in Dallas, Texas. The lease expires on July 31, 2011. During 2008, the Company entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard in Morocco as well as one-year leases for an office and apartment in Romania. The Company entered into a five-year lease for an operations yard in Turkey with the Riata Group. The Company’s aggregate annual commitments are as follows:

	Payments due by year
	(in thousands)
	Total	2009	2010	2011	2012	thereafter
Leases	$1,819	$526	$480	$328	$243	$242
Permits	10,861	8,280	2,581	—	—	—
Contracts	16,100	10,550	5,500	50	—	—

	$28,781	$19,356	$8,561	$378	$243	$242

On March 3, 2009, the Company amended the lease for the Dallas office space adding an additional 2,982 square feet increasing the total space under contract to 8,794 square feet. The existing term for the entire space was extended to December 31, 2013. The 2009 lease amendment is not included in the annual lease commitments shown in the table above but will increase the total commitment by $759,000.

16.	Related party transactions

The Company has entered into various transactions with Mr. Mitchell and the Riata Group, a group of companies formed and owned or controlled by Mr. Mitchell that are primarily focused on investing in international energy opportunities.

On April 8, 2008, the Company entered into a $2.0 million short-term loan with Riata, a member of the Riata Group and used the proceeds to repay the Quest loan in full. The Company paid the Riata loan in full on May 30, 2008 in connection with the closing of the second stage of the private placement announced in March 2008.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

In addition, on April 8, 2008, Dalea, which is also a member of the Riata Group, purchased 10,000,000 common shares from the Company at Cdn $0.30 per share pursuant to the first stage of the private placement announced in March 2008, and on May 30, 2008, Dalea and Riata TransAtlantic purchased a further 12,630,000 common shares from the Company at Cdn $0.36 per share pursuant to the second stage of the private placement. Mr. McCann also participated in the second stage of the private placement, purchasing 1,100,000 common shares of the Company. However, neither Mr. Mitchell nor Mr. McCann were related parties of the Company on March 28, 2008 when the Riata Group first agreed that it or its associates would participate in the private placement and provide the short-term loan to the Company.

Effective May 1, 2008, the Company and members of the Riata Group entered into a services agreement under which the Company and members of the Riata Group agreed to provide technical and administrative services to each other from time to time on an as-needed basis. The Company recorded expenditures for the year ended December 31, 2008 of $4.6 million for goods and services provided by the Riata Group, of which $1.5 million was included in accounts payable at December 31, 2008. The Company received a reimbursement of expenses in the amount of $832,000 from Longe related to Longe’s participation in the Company’s Moroccan exploration permits. In addition, the Company paid $740,000 to the Riata Group for additional drilling equipment delivered at closing of the Longe acquisition. Payables in the amount of $1.5 million due to the Riata Group at the end of 2008 were settled in cash during the first quarter of 2009. There were no amounts due from the Riata Group at December 31, 2008.

In July 2008, Longfellow Energy, L.P. (“Longfellow”), a member of the Riata Group, guaranteed the obligations of the Company and Longe under the farmout agreement concerning the Ouezzane-Tissa and Asilah exploration permits in Morocco up to a maximum of $25.0 million.

In August 2008, the Company announced that it changed its operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, on December 30, 2008 the Company acquired 100% of the issued and outstanding shares of Longe from Longfellow in consideration for the issuance of 39,583,333 common shares of the Company and 10,000,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one common share of the Company at an exercise price of $3.00 per share through December 30, 2011. Concurrently, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers that have relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million.

In November 2008, in connection with the pending acquisition of Longe, the Company and Longe agreed that the Company suspend billing Longe for work that the Company was conducting for its Moroccan operations. As a result, the Company recorded approximately $1.0 million in related expenses that it would have billed to Longe had the Longe acquisition not been completed.

On November 28, 2008, the Company entered into a credit agreement with Dalea. The purpose of the Dalea credit agreement is to fund the all cash takeover offer by TransAtlantic Australia for all of the outstanding shares of Incremental. As of March 31, 2009, the Company had borrowed $59.0 million from Dalea pursuant to the credit agreement for the acquisition of 96% of the outstanding Incremental shares (see note 17). The Company has reached a tentative agreement with Dalea to amend the Dalea credit agreement to increase the loan facility by $14.0 million and to allow the use of funds for general corporate purposes. Such amendment is subject to regulatory approval.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements

On December 31, 2008, the Company entered into bills of sale and assignment with Viking Drilling, LLC (“Viking”), a member of the Riata Group. Under the terms of the bills of sale and assignment, the Company purchased at cost certain oilfield equipment and other assets from Viking for use in Turkey, Morocco and Romania. The cash consideration paid by the Company was $8.3 million.

17.	Subsequent events

Incremental

On October 27, 2008, the Company announced its intention to make an all cash takeover offer (the “Offer”) for all of the shares in Incremental, an international oil and gas company publicly traded on the Australian Stock Exchange. The Offer closed on March 6, 2009, at which time the Company owned or had received acceptances under the Offer for approximately 96% of the Incremental shares. The Company has notified Australian securities regulators that it intends to purchase the remaining Incremental shares through a statutory procedure which the Company expects to complete in April 2009. Incremental was delisted from the Australian Stock Exchange on March 26, 2009. In addition, pursuant to Australian law, the Company has agreed to purchase all of the outstanding options to acquire Incremental shares. In exchange for the assignment of the Incremental options to the Company, the Company has agreed to pay the Incremental option holders an aggregate of $725,000 in cash, and the Company has agreed to issue them 101,585 common shares and 829,960 common share purchase warrants. Each warrant will be exercisable for three years from the date of closing and will entitle the holder to purchase one common share at an exercise price of $1.20. The common shares and common share purchase warrants will be issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and are subject to approval by the Toronto Stock Exchange. The Company has recorded $181,000 in deferred charges for transaction costs related to the acquisition of Incremental as of December 31, 2008.

Long-Term Incentive Plan

On February 9, 2009, the board of directors approved the TransAtlantic Petroleum Corp. 2009 Long-term Incentive Plan (the “Plan”), under which the Company plans to award restricted stock units or other stock-based compensation to certain of its directors, officers, employees and consultants. The Plan is subject to shareholder and regulatory approval, and accordingly, any stock-based compensation expenses with respect to any awards granted prior to such approvals will not be recorded until such approvals have been obtained.

Continuance

On March 6, 2009, the Company filed with the U.S. Securities and Exchange Commission a Preliminary Proxy Statement on Schedule 14A regarding a proposed special meeting of the Company’s shareholders for the purpose of approving an arrangement pursuant to which the Company would be continued under the Bermuda Companies Act 1981 under the name “TransAtlantic Petroleum Ltd.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2009

TRANSATLANTIC PETROLEUM CORP.

/s/ MATTHEW MCCANN
Matthew McCann,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MATTHEW MCCANN Matthew McCann	Chief Executive Officer (Principal Executive Officer)	April 1, 2009

/s/ HILDA KOUVELIS Hilda Kouvelis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer/Controller)	April 1, 2009

/s/ N. MALONE MITCHELL, 3RD N. Malone Mitchell, 3rd	Chairman	April 1, 2009

/s/ SCOTT C. LARSEN Scott C. Larsen	Director	April 1, 2009

/S/ MICHAEL D. WINN Michael D. Winn	Director	April 1, 2009

/s/ ALAN C. MOON Alan C. Moon	Director	April 1, 2009

/s/ BRIAN E. BAYLEY Brian E. Bayley	Director	April 1, 2009

EXHIBIT INDEX

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate and Articles of Continuance dated June 10, 1997 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.2	Certificate and Articles of Amendment dated December 2, 1998 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.3	Certificate and Articles of Amalgamation dated January 1, 1999 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.4	Certificate of Amendment and Registration of Restated Articles dated January 17, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2008).

3.5	By-law No. 1 dated June 2, 1997 (incorporated by reference to Exhibit 1.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

10.1	Service Agreement, effective as of May 1, 2008, by and among TransAtlantic Petroleum Corp., Longfellow Energy, LP, Viking Drilling, LLC, Longe Energy Limited and Riata Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2008, filed with the SEC on February 12, 2009).

10.2	Amendment to Service Agreement, effective as of October 1, 2008, by and among TransAtlantic Petroleum Corp., Longfellow Energy, LP, Viking Drilling, LLC, Longe Energy Limited, MedOil Supply LLC and Riata Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 6, 2008, filed with the SEC on February 12, 2009).

10.3	Bill of Sale and Assignment, dated December 31, 2008, by and between Viking Drilling, LLC and TransAtlantic Maroc, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 6, 2008, filed with the SEC on February 12, 2009).

10.4	Bill of Sale and Assignment, dated December 31, 2008, by and between Viking Drilling, LLC and TransAtlantic Worldwide Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 6, 2008, filed with the SEC on February 12, 2009).

10.5	Bill of Sale and Assignment, dated December 31, 2008, by and between Viking Drilling, LLC and TransAtlantic Turkey, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 6, 2008, filed with the SEC on February 12, 2009).

10.6	Credit Agreement, dated as of November 28, 2008, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.7	First Amendment to Credit Agreement, dated as of January 21, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.8	Second Amendment to Credit Agreement, dated as of February 4, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.9	Third Amendment to Credit Agreement, dated as of February 11, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.10*	Executive Employment Agreement, effective July 1, 2005, by and between TransAtlantic Petroleum Corp. and Scott C. Larsen (incorporated by reference to Exhibit 1.5 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.11*	Management Agreement, effective April 1, 2006, by and between TransAtlantic Worldwide, Ltd. and Charles Management, Inc. (incorporated by reference to Exhibit 1.6 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.12*	Participating Interest Agreement, effective July 11, 2005, by and among TransAtlantic Worldwide Ltd., TransAtlantic Petroleum Corp. and Scott C. Larsen (incorporated by reference to Exhibit 1.7 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.13*	Amended and Restated Stock Option Plan (2006) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.14	Warrant Indenture, dated December 1, 2006, by and between TransAtlantic Petroleum Corp. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.15	Investment Agreement, dated March 28, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 20-F, filed with the SEC on May 14, 2008).

10.16	Credit Agreement, dated March 28, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 20-F, filed with the SEC on May 14, 2008).

10.17*	Executive Employment Agreement, effective January 1, 2008, by and between TransAtlantic Petroleum Corp. and Jeffrey S. Mecom (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 20-F, filed with the SEC on May 14, 2008).

10.18*	Executive Employment Agreement, effective May 1, 2008, by and between TransAtlantic Petroleum Corp. and Hilda Kouvelis (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 20-F, filed with the SEC on May 14, 2008).

10.19	Credit Agreement, dated April 16, 2007, by and between TransAtlantic Petroleum Corp. and Quest Capital Corp. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 20-F/A, filed with the SEC on November 13, 2007).

10.20	First Amending Agreement, dated August 10, 2007, by and between TransAtlantic Petroleum Corp. and Quest Capital Corp. (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 20-F/A, filed with the SEC on November 13, 2007).

10.21	Second Amending Agreement, dated November 9, 2007, by and between TransAtlantic Petroleum Corp. and Quest Capital Corp. (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 20-F/A, filed with the SEC on November 13, 2007).

21.1	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Terms of Reference dated March 30, 2009.

*	Management contract or compensatory plan or arrangement.