Form 10-Q
period 2009-03-31
TRANSATLANTIC PETROLEUM CORP.
filed 2009-05-27
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Registrant’s telephone number, including area code: (403)-262-8556

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the registrant had 155,109,366 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM CORP.

Consolidated Balance Sheets

(Unaudited)

(Thousands of U.S. Dollars)

	March 31, 2009	Dec. 31, 2008 *
		(restated – note 3)
ASSETS
Current assets
Cash and cash equivalents	$17,600	$30,052
Accounts receivable	5,882	1,327
Prepaid and other current assets	2,502	3,861
Deferred income taxes (note 11)	759	—

Total current assets	26,743	35,240

Property and equipment (note 7)
Oil and gas properties (successful efforts method)
Mineral interests:
Proved	60,310	—
Unproved	8,079	1,732
Drilling services and other equipment	54,314	40,886

	122,703	42,618
Less accumulated depreciation, depletion and amortization	(1,349)	(53)

Property and equipment, net	121,354	42,565

Other assets:
Restricted cash (note 5)	4,774	3,268
Deferred charges (note 4)	—	181

Total other assets	4,774	3,449

Total assets	$152,871	$81,254

*	Balance sheet information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Balance Sheets

(Unaudited)

(Thousands of U.S. Dollars)

	March 31, 2009	Dec. 31, 2008 *
		(restated – note 3)
LIABILITIES, STOCKHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS

Current liabilities:
Accounts payable	$3,768	$3,962
Accounts payable – related party (note 16)	1,218	1,517
Accrued liabilities	2,994	821
Loans payable (note 9)	2,543	—

Total current liabilities	10,523	6,300

Long-term liabilities:
Loans payable – related party (note 9)	59,001	—
Loans payable	1,217	—
Asset retirement obligations (note 8)	5,795	14
Deferred income taxes (note 11)	11,981	—

Total long-term liabilities	77,994	14

Total liabilities	88,517	6,314

Going concern (note 1)
Commitments and contingencies (note 15)

Stockholders’ equity and non-controlling interests (note 10):
Common stock, $0.00 par value, unlimited shares authorized, issued and outstanding -155,007,781 as of March 31, 2009 and 154,957,781 as of December 31, 2008	—	—
Additional paid in capital	133,398	133,062
Additional paid in capital – warrants	5,228	5,228
Accumulated other comprehensive loss	(133)	—
Accumulated deficit	(76,644)	(63,350)
Non-controlling interest (note 4)	2,505	—

Total stockholders’ equity	64,354	74,940

Total liabilities, stockholders’ equity and non-controlling interests	$152,871	$81,254

*	Balance sheet information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Thousands of U.S. Dollars, except for per share amounts)

	Three months ended March 31,
	2009	2008
		(restated - note 3)
Revenues:
Oil and gas sales	$1,362	$14

Total revenues	1,362	14

Costs and expenses:
Production	1,003	29
Seismic and other exploration	2,390	—
General and administrative	1,672	638
International oil and gas activities	3,321	363
Share-based compensation	321	—
Accretion of asset retirement obligations	65	—
Depreciation, depletion and amortization	1,296	—

Total costs and expenses	10,068	1,030

Operating loss	8,706	1,016

Other (income) expense:

Interest and other expense	660	86
Interest and other income	(111)	(27)
Foreign exchange loss	4,348	—

Total other (income) expense	4,897	59

Loss before income taxes	13,603	1,075
Income tax benefit	(53)	—

Net loss	13,550	1,075
Non-controlling interest, net of tax	(256)	—

Net loss attributable to TransAtlantic Petroleum Corp.	$13,294	$1,075

Other comprehensive loss:
Foreign currency translation adjustment	133	—

Comprehensive loss	$13,427	$1,075

Basic and diluted net loss per common share attributable to TransAtlantic Petroleum Corp. stockholders	$0.09	$0.02
Basic and diluted weighted average number of shares outstanding	155,008	43,271

See accompanying notes to consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(Thousands U.S. Dollars)

	Shares Issued	Warrant Issued	Paid in Capital	APIC- Warrants	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Comprehensive Loss
Balance as of December 31, 2008 *	154,958	10,000	$133,062	$5,228	$—	$(63,350)	$—
Foreign currency translation	—	—	—	—	(133)	—	(133)
Net loss for the period	—	—	—	—	—	(13,294)	(13,294)

Total comprehensive loss							$(13,427)

Exercise of stock options	50	—	15	—	—	—
Share-based compensation	—	—	321	—	—	—

Balance as of March 31, 2009	155,008	10,000	$133,398	$5,228	$(133)	$(76,644)

*	Balance sheet information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of U.S. Dollars)

	Three months ended March 31,
	2009	2008
		(restated - note 3)
Cash provided by (used in):

Net loss	$(13,294)	$(1,075)

Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	321	61
Foreign exchange losses	(58)	—
Deferred tax and other charges	128	—
Non-controlling interest	(256)	—
Depreciation, depletion and amortization	1,296	—
Accretion of asset retirement obligations	65	—

Changes in operating assets and liabilities, net of effect of acquisition:

Accounts receivable	(565)	(1,461)
Prepaid expenses	2,239	30
Accounts payable and accrued liabilities	(680)	1,481

Net cash used in operating activities	(10,804)	(964)

Investing activities:

Acquisition of Incremental Petroleum, net of cash	(48,606)	—
Additions to unproved oil and gas properties	(1,164)	—
Additions to drilling services and other equipment	(9,313)	—
Restricted cash	(1,506)	(20)

Net cash used in investing activities	(60,589)	(20)

Financing activities:

Exercise of stock options	15	—
Loan proceeds	59,001	—

Net cash provided by financing activities	59,016	—

Effect of exchange rate changes on cash	(75)	—

Change in cash and cash equivalents	(12,452)	(984)

Cash and cash equivalents, beginning of period	30,052	2,224

Cash and cash equivalents, end of period	$17,600	$1,240

See accompanying notes to consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements—Unaudited

Three months ended March 31, 2009 and 2008

(Tabular amounts in thousands of U.S. Dollars unless otherwise noted)

1.	General

Nature of operations

TransAtlantic Petroleum Corp. (together with its subsidiaries, the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the acquisition, exploration for and the development and production of crude oil and natural gas in Morocco, Romania, Turkey and California. Approximately 62% of the Company’s outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd or entities under Mr. Mitchell’s ownership or control (the “Riata Group”). Mr. Mitchell is the Chairman of the Company’s board of directors.

TransAtlantic was incorporated in 1985 under the laws of British Columbia and continued to Alberta in 1997. In 2008, the Company changed its operating strategy from that of a prospect generator to a vertically integrated project developer.

To execute this new strategy, in 2008 the Company:

1.	acquired 100% of the issued and outstanding shares of Longe Energy Limited (“Longe”), a member of the Riata Group, in consideration for the issuance of 39,583,333 common shares of the Company and 10,000,000 common share purchase warrants;

2.	concluded a concurrent 35,416,667 common share private placement pursuant to which the Riata Group and others invested $42.5 million in the Company. Both the Longe acquisition and the private placement closed in December 2008 and were approved by the Company’s shareholders; and

3.	made an all cash takeover offer (the “Offer”) through TransAtlantic Australia Pty. Ltd., a wholly-owned subsidiary of the Company, for all of the shares in Incremental Petroleum Limited (“Incremental”), an international oil and gas company publicly traded on the Australian Stock Exchange. (See Note 4).

Basis of presentation

The Company’s consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in these notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to impairment of long-lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

These unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the consolidated financial position of the Company as at March 31, 2009 and for the interim periods ended March 31, 2009 and 2008. Certain amounts for prior periods have been reclassified to conform to the current classification. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company incurred a loss of approximately $13.3 million and used cash in operating activities of approximately $10.8 million during the three months ended March 31, 2009. At March 31, 2009, the Company had cash and cash equivalents of $17.6 million, $62.8 million of loans payable and working capital of $16.2 million. The Company requires additional working capital to acquire service equipment and to fund exploration and drilling activities in Morocco, Turkey, Romania and California.

At March 31, 2009, the Company has borrowed $59.0 million from Dalea Partners, LP, a member of the Riata Group, due April 20, 2010 in connection with the Company’s acquisition of Incremental (Notes 4, 9 and 16). The Company has commitments for drilling and other exploratory activities under exploration permits in Turkey, Morocco, Romania and California, requiring additional financing.

The Company has significant contractual obligations in fiscal year 2009 and beyond (Notes 7 and 15) which it currently does not have the cash resources to meet. Should the Company be unable to raise additional financing, it will not have sufficient funds to continue operations beyond June 2009.

2.	Significant accounting policies

Basis of preparation

The Company reports its consolidated financial statements in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority-owned, controlled subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Cash and cash equivalents

Cash and cash equivalents include term deposits and investments with original maturities of three months or less at the date of acquisition. The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company determines the appropriate classification of its investments in cash and cash equivalents and marketable securities at the time of purchase and reevaluates such designation at each balance sheet date.

Derivative instruments

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedges are recorded in the consolidated statements of operations, generally as a component of interest and other income (expense).

Fair value measurements

The Company follows SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which became effective for financial assets and liabilities of the Company on January 1, 2008 and non-financial assets and liabilities of the Company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact to the Company from the adoption of SFAS 157 in 2009 is not material.

Foreign currency translation

Effective January 1, 2009, the Company determined that the functional currency of its Morocco, Turkey, and Romania subsidiaries had changed from the U.S. Dollar to the Moroccan Dirham, Turkish New Lira, and the Romanian Ron,

respectively. The Company has entered into contractual obligations and commitments that will result in increasingly significant levels of transactions conducted in these currencies. In recognition of these economic events combined with the resulting increases in future revenues and expenditures in these countries, the Company determined that it was appropriate to change the functional currency.

SFAS No. 52 “Foreign Currency Translation,” requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Because the functional currency is now the local currency, translation adjustments will result from the process of translating subsidiary financial statements into the U.S. Dollar reporting currency. Translation adjustments will not be included in determining net income but will be reported separately and accumulated in other comprehensive income. The accounting basis of the assets and liabilities affected by the change are adjusted to reflect the difference between the exchange rate when the asset or liability arose and the exchange rate on the date of the change. The change in functional currency will have no impact on the Company’s actual foreign-based revenues and expenditures in these countries.

Oil and gas properties

In the first quarter of 2009, the Company changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (see Note 3). Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

Drilling services and other equipment

Drilling services and other equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. The costs of normal maintenance and repairs are charged to expense as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

Impairment of long-lived assets

Long-lived assets, which include property and equipment, comprise the majority of the Company’s assets. The carrying value of these assets is periodically reviewed for impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This requires the Company to forecast future cash flows to be derived from the utilization of these assets based upon assumptions about future business conditions and technological developments. Significant, unanticipated changes to these assumptions could require a provision for impairment in the future. During the first quarter of 2009, the Company conducted a preliminary assessment and concluded that there was no impairment of the carrying value.

Joint interest activities

Some of the Company’s exploration, development and production activities are conducted jointly with other entities and accordingly the consolidated financial statements reflect only the Company’s proportionate interest in such activities.

Supplemental disclosure of cash flow information

	Three months ended March 31,
	2009	2008
	(In thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the period for interest	$39	$86
Cash paid during the period for income taxes	$—	$—

Asset retirement obligations

The Company recognizes a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalizes an equal amount as a cost of the asset. The cost associated with the abandonment obligation is included in the computation of depreciation, depletion and amortization. The liability accretes until the Company settles the obligation.

Revenue recognition

Revenue from the sale of products is recognized upon delivery to the purchaser when title passes. Drilling service revenues are recognized when the related service is performed.

Share-based compensation

The Company follows SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite vesting periods. SFAS 123R requires the Company to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity. The fair value of options granted to consultants, to the extent unvested, are determined on subsequent reporting dates.

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

Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), the Company does not have any unrecognized tax benefits other than those for which a valuation allowance has been provided thereon. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any tax-related interest expense recognized during the three months ended March 31, 2009 or 2008.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. In the first quarter of 2009, the Company recorded an unrealized loss on foreign currency translation as other comprehensive income. There were no differences between net loss and comprehensive loss in 2008.

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

3.	Accounting changes and recent pronouncements

Changes in accounting principles

During the first quarter of 2009, the Company changed its method of accounting for oil and gas exploration and development activities from the full cost to the successful efforts method. Accordingly, financial information for prior periods has been revised to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration expenditures such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. Exploration expenditures have been revised to reflect these differences. In addition, gains or losses, if applicable, are recognized on the sale of oil and gas property and equipment.

The following presents the effects of the change to the successful efforts method and other reclassifications on the financial statements:

	Changes to the Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)	Under Full Cost	Change	As Reported Under Successful Efforts
Three Months Ended March 31, 2009:
Seismic and other exploration	$—	2,390	$2,390
Net loss for the period	$10,904	2,390	$13,294

Basic and diluted net loss per share	$0.07	0.02	$0.09

Three Months Ended March 31, 2008:
Seismic and other exploration	$—	—	—
Net loss for the period	$1,075	—	$1,075

Basic and diluted net loss per share	$0.02	—	$0.02

	Changes to the Consolidated Balance Sheets
(in thousands)	Under Full Cost	Change	As Reported Under Successful Efforts
March 31, 2009:
Oil and gas properties, unproved	$19,942	(11,863)	$8,079
Property and equipment, net	133,217	(11,863)	121,354
Accumulated deficit	$64,781	11,863	$76,644

December 31, 2008:
Oil and gas properties, unproved	$11,205	(9,473)	$1,732
Property and equipment, net	52,038	(9,473)	42,565
Accumulated deficit (1)	$53,877	9,473	$63,350

(1)	The cumulative effect of the change to the successful efforts method on accumulated deficit as of January 1, 2008 was an increase of $1,572,000.

Recent accounting pronouncements

In December 2007, FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. Accordingly, deferred transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable GAAP rules. SFAS 160 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and has been applied prospectively to the non-controlling interests from the Incremental acquisition.

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting,” to revise the existing Regulation S-K and Regulation S-X oil and gas reporting requirements to align with current industry practices and technological advances. The Final Rule revises a number of definitions relating to oil and gas reserves, permits the disclosure in filings with the SEC of probable and possible reserves and permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (i) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (ii) file a report of a third party if the Company represents that the third party prepared reserves estimates or conducted a reserves audit, (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices, and (iv) disclose, in narrative form, the status of proved undeveloped reserves and changes in status of these from period to period. The provisions of this final ruling will become effective for disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management is still evaluating the impact of these changes on its financial statements.

4.	Acquisitions

Incremental Petroleum

On October 27, 2008, the Company announced its intention to make the Offer for all of the shares in Incremental, an international oil and gas company publicly traded on the Australian Stock Exchange. The Offer closed on March 6, 2009, at which time TransAtlantic Australia and Mr. Mitchell owned or had received acceptances under the Offer for approximately 96% of the Incremental shares. On March 20, 2009, TransAtlantic Australia purchased 15,025,528 shares of Incremental from Mr. Mitchell. Mr. Mitchell had purchased these Incremental shares between October 27, 2008 and December 23, 2008. Incremental was delisted from the Australian Stock Exchange on March 26, 2009. The Company purchased the remaining Incremental shares through an Australian statutory procedure, which the Company completed on April 20, 2009. In addition, the Company agreed to purchase all of the outstanding options to acquire Incremental shares. On April 8, 2009, in exchange for the assignment of the Incremental options to the Company, the Company paid the Incremental option holders an aggregate of $721,000 in cash and issued them an aggregate of 101,585 common shares and 829,960 common share purchase warrants. Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share at an exercise price of $1.20 per share. The common shares and common share purchase warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The acquisition of Incremental was accounted for as a business combination.

The following tables summarize the consideration paid in the Incremental acquisition, and the preliminary purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition dates, as well as the acquisition-date fair value of the non-controlling interests in Incremental (in thousands of U.S. Dollars, unless otherwise indicated):

Consideration:
Payment of cash amounting to $83,036,483 Australian Dollars for the acquisition of 76,532,473 shares of Incremental, translated into U.S. Dollars based on the exchanges rates in effect on the dates of the transactions, ranging from February 18, 2009 through March 20, 2009	$53,942
Payment of cash to retire share-based payment arrangements of Incremental	721

Total cash consideration	54,663

Issuance of 101,585 common shares of the Company to retire share-based payment arrangements of Incremental	71
Issuance of 829,960 warrants to purchase the Company’s common shares to retire share-based payment arrangements of Incremental	207

Fair value of total consideration transferred	$54,941

The fair value of the 101,585 common shares issued as part of the consideration paid in the Incremental acquisition was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $0.70 per share. The fair value of the 829,960 warrants issued as part of the consideration paid in the Incremental acquisition was determined using the Black-Scholes Model using the following assumptions: strike price of $1.20 per share, expected life of three years based on management’s expectation that the warrants will not be exercised until near the end of the warrants’ 36 month contractual term, volatility of 40% based on a third party independent valuation of the warrants offered to the Incremental option holders, a 3.5% risk-free interest rate, and a forecasted dividend rate of 0% based on the Company’s historic dividends and future plans for paying dividends. The assumptions used in the Black-Scholes Model yielded a fair value of $0.25 per warrant.

Acquisition-Related Costs:
Included in general and administrative expenses on the Company’s consolidated statement of operations for the three months ended March 31, 2009, of which $181,000 was incurred in 2008 and recorded as a deferred charge as at December 31, 2008	$463

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Financial Assets:
Cash, consisting of approximately $5.5 million Australian Dollars and 4.7 million Turkish Lira	$6,057
Accounts receivable	3,990

Total financial assets	10,047
Deferred income tax assets	759
Other current assets, consisting primarily of prepaid expenses	880
Oil and gas properties
Unproved properties	5,183
Proved properties	60,310
Rigs and related equipment	2,802
Materials and supplies inventories	1,313

Total oil and gas properties	69,608
Financial Liabilities:
Accounts payable, consisting of normal trade obligations	(1,666)
Accrued liabilities, consisting primarily of accrued compensated employee absences	(101)
Current portion of long-term debt	(2,543)
Deferred income taxes	(12,034)
Long-term debt	(1,217)
Asset retirement obligations, consisting of future plugging and abandonment liabilities on Incremental’s developed wellbores as of March 5, 2009, based on a third-party estimate of such costs, adjusted for historic Turkish inflation rates ranging from approximately 7% to 11%, and discounted to present value using the Company’s credit-adjusted risk-free rate of 6%	(5,716)
Other	(315)

Total financial liabilities	(23,592)

Total Identifiable Net Assets	$57,702

Fair Value of non-controlling interest in Incremental, based on the Company’s acquisition of such interest on April 20, 2009 for $3,475,399 Australian Dollars plus the loss attributable to noncontrolling interests for the period from March 5, 2009 through March 31, 2009	$2,761

The purchase price allocation of assets is preliminary and subject to changes which may be material. Incremental’s results of operations are included in the Company’s consolidated results of operations beginning March 5, 2009, the acquisition date. The amounts of Incremental’s revenue and earnings included in the Company’s consolidated statement of operations for the three months ended March 31, 2009 is shown below:

	Revenue	Earnings (Loss)
Actual from March 5, 2009 through March 31, 2009	$657	$(705)

Longe Energy

On September 19, 2008, the Company entered into a purchase agreement to acquire all of the issued and outstanding shares of Longe from Longfellow, both members of the Riata Group, and make a concurrent private placement of TransAtlantic common shares. The transactions closed on December 30, 2008 (the “Closing Date”). Longe is an exploration stage company whose activity through the Closing Date had been to acquire oilfield service equipment and exploration licenses in Morocco. Longe, a private Bermuda limited company, was incorporated on April 14, 2008 and became an indirect wholly-owned subsidiary of the Company on December 30, 2008. Pursuant to the terms of the purchase agreement, the Company acquired all of the issued and outstanding shares of Longe in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Concurrently with the acquisition, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers that have relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million to the Company.

The purchase price of the Longe acquisition is as follows:	(in thousands	)

Fair value of TransAtlantic common shares	$28,104
Fair value of TransAtlantic common share purchase warrants - net	5,228
Transaction costs	484

Total purchase price	$33,816

The fair value of the Company’s common shares used in determining the purchase price was $0.71 per share based on the closing price of the Company’s common shares on December 30, 2008. The fair value of the 10 million common share purchase warrants was determined using the Black-Scholes Model with the following assumptions: stock price of $0.71; volatility of 169%; dividend rate of 0%; risk-free interest rate of 1.67%; and term of three years.

The allocation of net assets acquired is as follows:	(in thousands	)

Property and equipment	$32,350
Deposits on equipment	2,508
Other	128
Accounts payable	(1,170)

Total net assets acquired:	$33,816

Under the terms of the purchase agreement, the Company assumed Longe’s existing work commitments for drilling and other exploratory activities under its exploration permits in Morocco.

5.	Restricted cash

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees. At March 31, 2009 and December 31, 2008, restricted cash included: $240,000 for settlement of liabilities in Nigeria; $3.0 million in certificates of deposit supporting a $3.0 million bank guarantee of the Company’s Morocco work program (see note 15) and $28,000 in a certificate of deposit that is a collateral for a letter of credit in favor of the Oklahoma Tax Commission. In March 2009, a $1.5 million certificate of deposit was pledged to support a bank guarantee for oilfield services in Morocco and Turkey.

6.	Discontinued operations held for sale

In 2007, the Company designated certain oil and gas properties as held for sale in conjunction with its plan to sell its proved and undeveloped interests in the United States, primarily in Texas. In November 2007, the Company sold its South Gillock and State Kohfeldt Units, as well as the shallow rights over the South Gillock Unit, for $4.0 million, and the buyer assumed an estimated $2.0 million in plugging and abandonment liability associated with the units. In addition, the Company sold its Jarvis Dome property in October 2007 for $250,000. One property in Oklahoma remained during 2008, the operations of which were reported as discontinued. Because that property has been retained, the results from 2008 have been reclassified to operating revenues, costs and expenses.

7.	Property and equipment

(a)	Oil and gas properties. The following table sets forth the capitalized costs under the successful efforts method for oil and gas properties (in thousands):

	March 31, 2009	December 31, 2008
Oil and gas properties, proved
Turkey	$60,310	$—

Oil and gas properties, unproved
Morocco	$668	$103
Romania	402	402
Turkey	7,009	1,227

	$8,079	$1,732

The Company has oil and gas properties in Turkey and California that are revenue producing, and therefore $935,000 of depletion has been recorded. Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

(b)	Drilling services and other equipment. The historical cost of drilling services and other equipment, presented on a gross basis with accumulated depreciation is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Drilling services and other equipment	$54,314	$40,886
Accumulated depreciation	(414)	(53)

Net drilling services and other equipment	$53,900	$40,833

8.	Asset retirement obligations

As part of its development of oil and gas opportunities, the Company incurs asset retirement obligations (“ARO”) on its properties. The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties. At March 31, 2009, the net present value of the Company’s total ARO is estimated to be $5.8 million, with the undiscounted value being $14.2 million. Total ARO for the quarter ended March 31, 2009 shown in the table below consist of provisional amounts for future plugging and abandonment liabilities on Incremental’s developed wellbores as of March 5, 2009, based on a third-party estimate of such costs, adjusted for historic Turkish inflation rates ranging from approximately 7% to 11%, and discounted to present value using a credit-adjusted risk-free rate of 6.0%.

(in thousands)	Three months ended March 31, 2009	Year ended December 31, 2008
Beginning balance	$14	$8
Incremental acquisition (Note 4)	5,716	—
Liabilities settled	—	—
Accretion expense	65	6

Ending balance	$5,795	$14

9.	Loan payable

On November 28, 2008, the Company entered into a credit agreement (the “Credit Agreement”) with Dalea Partners, LP (“Dalea”), a member of the Riata Group. The purpose of the Credit Agreement is to fund the all cash takeover offer by TransAtlantic Australia Pty. Ltd., a wholly-owned subsidiary of the Company (“TransAtlantic Australia”), for all of the outstanding shares of Incremental (see notes 4 and 16).

Pursuant to the Credit Agreement, as amended April 28, 2009, until May 30, 2009, the Company may request advances from Dalea of (i) up to $62,000,000 for the sole purpose of purchasing Incremental shares in connection with the Offer, plus related transaction costs and expenses; and (ii) up to $14,000,000 for general corporate purposes. Advances under the Credit Agreement in relation to the Incremental transaction are denominated in U.S. Dollars, but are advanced in Australian Dollars at an agreed upon currency exchange rate of AUD $1.00 to US $0.7024. Advances under the Credit Agreement for general corporate purposes are denominated and advanced in U.S. Dollars.

The aggregate unpaid principal balance, together with all accrued but unpaid interest will be immediately due and payable by the Company upon the earliest of (i) April 20, 2010; (ii) the date of any change in ownership of or control or direction over, directly or indirectly, 20% or more of the outstanding voting securities of the Company; and (iii) the occurrence of an event of default.

The total outstanding balance of the advances made under the Credit Agreement accrue interest at a rate of ten percent (10%) per annum, calculated daily and compounded quarterly. Interest is payable by the Company on the first day of each March, June, September, and December during the term of the loan. Following an event of default, the outstanding balance will accrue additional interest at a rate of four percent (4%) per annum until the event of default is cured or waived. The Company may prepay the loan at any time before maturity without penalty.

The Credit Agreement is secured by all of the personal property or assets of the Company’s wholly-owned subsidiary, TransAtlantic (Holdings) Australia Pty. Ltd., including all of the ordinary shares in the capital of TransAtlantic Australia.

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

On July 5, 2007, Petroleum Exploration Mediterranean International Pty. Ltd. (“PEMI”), a wholly-owned subsidiary of Incremental, entered into a general credit agreement (the “PEMI Credit Agreement”) with Turkiye Garanti Bankasi. PEMI borrowed $5.5 million under the PEMI Credit Agreement in order to fund drilling and development activity in the Selmo field. The loan bears interest at a rate of 7.6% per annum, and all outstanding principal and interest under the PEMI Credit Agreement is due August 6, 2010. As of March 31, 2009, $3.8 million in principal is outstanding under the PEMI Credit Agreement, of which $2.5 million is short-term.

The following table details the Company’s outstanding fixed-rate debt as of March 31, 2009:

Fixed Rate Debt	Amount	Rate	Principal due in
			2009	2010	thereafter
December 31, 2008	—		—	—	—
Current
PEMI	$2,543	7.6% fixed	$1,831	$712	—
Long-term
Dalea loan	$59,001	10% fixed	$—	$59,001	—
PEMI	$1,217	7.6% fixed	$—	$1,217	—

March 31, 2009	$62,761		$1,831	$60,930	—

The Company uses the negotiated rates in determining the fair value of the debt.

10.	Common shares

December 2008 private placement and Longe acquisition

In December 2008, the Company acquired 100% of the issued and outstanding shares of Longe from Longfellow, a member of the Riata Group, in consideration for the issuance of 39,583,333 common shares of the Company valued at $0.71 per share, and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Concurrently, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, LLC (“Riata TransAtlantic”), Matthew McCann and other purchasers that have relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million. Riata TransAtlantic is also a member of the Riata Group. Mr. McCann currently serves as the chief executive officer and a director of the Company and at the time of the private placement was a director of the Company. The Company recorded $1.1 million in transaction costs for the Longe acquisition and the concurrent private placement.

April and May 2008 private placement

In April and May 2008, the Company issued 10,000,000 common shares and 25,000,000 common shares, respectively, to Riata TransAtlantic, Dalea, Mr. McCann and certain friends and family of Mr. Mitchell in connection with a two-stage private placement transaction announced in March 2008. The private placements resulted in gross proceeds of Cdn $12.0 million.

Restricted stock units

On February 9, 2009, the Company’s board of directors approved the TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan (“the Incentive Plan”), pursuant to which the Company can award restricted stock units (“RSUs”) or other share-based compensation to certain of its directors, officers, employees and consultants, and the Company’s board of directors approved awards of RSUs to certain directors, officers, employees and consultants. The Incentive Plan is subject to shareholder approval at the Company’s annual and special meeting of shareholders scheduled for June 16, 2009. Such approval is considered imminent, as the Company’s major shareholder, Mr. Mitchell, controls sufficient voting power to approve the Incentive Plan. Accordingly, share-based compensation expense of $250,000 with respect to the RSU awards granted has been recorded in the first quarter of 2009.

Under the Incentive Plan, RSUs vest over specified periods of time ranging from immediately to four years. RSUs are deemed full value awards and their value is equal to the market price of the Company’s common shares on the grant date. SFAS 123R requires that the Incentive Plan be approved in order to establish a grant date. This approval for the Incentive Plan is considered to have occurred with board of director approval on February 9, 2009, and this was the date used to measure the specific award of 1,783,104 RSUs granted on such date.

Under the Incentive Plan, an employee is granted RSUs (with each RSU equal in value to one common share of the Company on the grant date). Upon vesting, an employee is entitled to a number of common shares of the Company equal to the number of vested RSUs. The RSU awards can be settled in common shares only; as such the RSUs are classified as equity. At the beginning of the requisite service period, the Company makes an estimate of the forfeitures expected to occur during the requisite service period and adjusts its compensation cost (i.e. modifies the aggregate expense for all of the RSUs) accordingly. The current forfeiture rate is estimated to be 10%. Restricted stock unit activity for the quarter ended March 31, 2009 is as follows:

	Number of Units	Weighted average grant date fair value
Unvested restricted stock units outstanding at December 31, 2008	—	—

Granted	1,783	$0.74
Vested	(172)	0.74
Canceled	—	—

Unvested restricted stock units outstanding at March 31, 2009	1,611	$0.74

As of March 31, 2009, the Company had approximately $974,000 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.25 years.

Stock option plan

The Company’s Amended and Restated Stock Option Plan (“the Option Plan”) will terminate June 16, 2009. All outstanding awards issued under the Option Plan will remain in full force and effect.

All options presently issued under the Option Plan have a five-year term.

Under the Black-Scholes Model the fair value of all outstanding options under the Option Plan is calculated at approximately $71,000 and $61,000 recognized as share-based compensation expense for the periods ended March 31, 2009 and 2008, respectively. At March 31, 2009, the unamortized amount of share-based compensation expense was $255,415.

The following table sets forth certain information regarding the Option Plan as of, and for the three months ended March 31, 2009:

(Shares in thousands)	Number of options	Weighted average exercise price
Outstanding at January 1, 2009	4,413	$0.85
Granted	—	—
Expired	(310)	(0.90)
Exercised	(50)	(0.31)

Outstanding at March 31, 2009	4,053	$0.86

Exercisable at March 31, 2009	3,560	$0.84

11.	Income taxes

The income tax provision differs from the amount that would be obtained by applying the Canadian basic federal and provincial income tax rate to net loss for the year as follows:

	Three months ended March 31,
(In thousands)	2009	2008
Statutory tax rate	29.00%	29.50%
Net loss before tax	(13,603)	(1,075)
Expected income tax reduction	$(3,945)	$(317)

Increase (decrease) resulting from
Share-based compensation	21	43
Change in enacted tax rates	—	(366)
Expiration of tax deductions	—	—
Change in valuation allowance	3,692	693
Other	179	(53)

Total	$(53)	$—

The components of the net deferred income tax asset at March 31, 2009 and December 31, 2008 is as follows:

(In thousands)	March 31, 2009	December 31, 2008
Deferred income tax liabilities
Property and equipment	$(12,978)	$—
Trade payables	(234)	—

Deferred income tax assets
Property and equipment	—	267
Operating loss carry-forwards	20,336	14,513
Capital loss carry-forwards	1,112	997
Share issue costs	45	98
Debt financing fees	68	17
Trade receivables	993	—
Asset retirement obligations	1,509	—
Valuation allowance	(22,073)	(15,892)

Net deferred income tax asset (liability)	(11,222)	—

The Company and its wholly-owned subsidiaries have accumulated losses or resource-related deductions available for income tax purposes in Canada and the U.S. No recognition has been given in these consolidated financial statements to the future benefits that may result from the utilization of these losses for income tax purposes. The Company has non-capital tax losses in Canada of approximately $2.9 million which expire commencing at the end of 2009 and non-capital losses in the U.S. of approximately $34.0 million which expire commencing at the end of 2009. The Company has capital losses in Canada of approximately $7.7 million which have no expiration date.

12.	Segment information

In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has two reportable operating segments, exploration and production of oil and natural gas (“E&P”) and drilling services, within three reportable geographic segments: Romania, Turkey and Morocco. Segment assets, net revenues and net loss in each of its reportable segments are as follows:

	Corporate and Other	Romania	Turkey	Morocco	Total
	(in thousands)
As at March 31, 2009
Segment assets	$19,521	$2,181	$95,553	$35,616	$152,871
Period ended March 31, 2009
Total revenues	$5	$—	$1,357	$—	$1,362
Net loss	$6,946	$293	$3,240	$2,815	$13,294

As at March 31, 2008
Segment assets	$1,181	$1,940	$175	$3,850	$7,146
Period ended March 31, 2008
Total revenues	$14	$—	$—	$—	$14
Net loss	$831	$164	$39	$41	$1,075

	Exploration & Production	Drilling Services	Corporate and Other	Total
	(in thousands)
As at March 31, 2009
Segment assets	$86,024	$55,420	$11,427	$152,871
Period ended March 31, 2009
Total revenues	$1,362	$—	$—	$1,362
Net loss	$7,507	$1,051	$4,736	$13,294

As at March 31, 2008
Segment assets	$5,939	$—	$1,207	$7,146
Period ended March 31, 2008
Total revenues	$14	$—	$—	$14
Net loss	$306	$—	$769	$1,075

13.	Financial instruments

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

Foreign currency risk

The Company has underlying foreign currency exposure. The Company’s currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, European Union Euro, Romanian New Lei, Moroccan Dirham and Turkish New Lira. Foreign currency forward contracts have not been used to manage exchange rate fluctuations. The Company agreed to a fixed currency exchange rate of AUD $1.00 to US $0.7024 in the Credit Agreement with Dalea (see note 9). At March 31, 2009, the Company had borrowed $59.0 million (AUD $84.0 million) under this facility, resulting in a realized exchange loss of $4.3 million.

Concentration of credit risk

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners and government agencies. Included in receivables are amounts due from the national oil company of Turkey, which purchases all of the Company’s oil production in Turkey. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts. The majority of the Company’s cash and cash equivalents are held by three financial institutions in Canada, Switzerland and Texas.

Commodity price risk

Realized pricing of the Company’s oil and gas production in Turkey and the U.S. is primarily driven by the prevailing worldwide price of oil, subject to gravity and other adjustments for the actual product sold. Historically, oil and gas prices have been volatile and unpredictable. Price volatility relating to the Company’s production is expected to continue in the forseeable future. The Company does not currently engage in any hedging activities to protect itself against market risks associated with oil and gas price fluctuations, although the Company may elect to do so in the future.

14.	Contingent liabilities

Incremental has been involved in litigation with persons who claim ownership of a portion of the surface at the Selmo field in Turkey. These cases are being vigorously defended by Incremental and Turkish government authorities. The Company does not have enough information to estimate the value of the purported surface owners’ claims.

15.	Commitments and contingencies

The Company has remaining work program commitments of $2.0 million under its Guercif exploration permits and $1.0 million under its Tselfat exploration permit in Morocco that are supported by fully-funded bank guarantees. The bank guarantees are reduced periodically based on work performed. In the event the Company fails to perform the required work commitments, the remaining amount of the bank guarantees would be forfeited.

Normal purchase arrangements are excluded as they are discretionary and/or being performed under contracts which are cancelable immediately or with a 30-day notification period.

On March 3, 2009, the Company amended the lease for its Dallas, Texas office space adding an additional 2,982 square feet to increase the total space under lease to 8,794 square feet. The existing term for the entire space was extended to December 31, 2013. The Company has entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard in Morocco as well as one-year leases for an office and apartment in Romania. The Company has entered into a five-year lease for an operations yard and a one-year lease for apartments and office space at a hotel in Turkey. The Company’s aggregate annual commitments are as follows:

	Payments due by year (in thousands)
	Total	2009	2010	2011	2012	Thereafter
Leases	$3,022	$535	$653	$609	$611	$614
Permits	10,861	8,280	2,581	—	—	—
Contracts	16,100	10,550	5,500	50	—	—

	$29,983	$19,365	$8,734	$659	$611	$614

16.	Related party transactions

Effective May 1, 2008, the Company and members of the Riata Group entered into a services agreement under which the Company and members of the Riata Group agreed to provide technical and administrative services to each other from time to time on an as-needed basis. The Company recorded expenditures for the three months ended March 31, 2009 of $2.5 million for goods and services provided by the Riata Group, of which $1.1 million was payable at March 31, 2009. Payables in the amount of $1.5 million due to the Riata Group at the end of 2008 were settled in cash during the first quarter of 2009. Payables in the amount of $1.1 million due to the Riata Group at the end of the first quarter of 2009 were settled in cash during the second quarter of 2009. There were no amounts due from the Riata Group as of March 31, 2009.

On November 28, 2008, the Company entered into the Credit Agreement with Dalea. N. Malone Mitchell, 3rd, chairman of the Company’s board of directors, and his wife own 100% of Dalea. The purpose of the Credit Agreement was to fund the Offer for Incremental. On January 21, 2009, the Company and Dalea entered into the First Amendment to Credit Agreement to extend the final date upon which funds would be made available from February 28, 2009 to March 31, 2009. On February 24, 2009, the Company and Dalea entered into the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement, which increased the maximum amount available for borrowing under the Credit Agreement from $67.0 million to $69.0 million. On April 28, 2009, the Company and Dalea entered into the Fourth Amendment to Credit Agreement to (i) extend the final date the Company can borrow funds under the Credit Agreement from March 31, 2009 to May 30, 2009, (ii) reduce the funds available for the Incremental acquisition from $69.0 million to $62.0 million, (iii) provide an additional loan facility available under the Credit Agreement of up to $14.0 million, and (iv) allow the use of those additional funds for general corporate purposes. During the first quarter of 2009, the Company borrowed $59.0 million pursuant to the Credit Agreement. (see note 9).

On March 20, 2009, TransAtlantic Australia purchased 15,025,528 shares of Incremental from Mr. Mitchell at a price of AUD $1.085 per share, which was the same price per share TransAtlantic Australia paid all Incremental shareholders pursuant to the Offer. Mr. Mitchell had purchased the Incremental shares between October 27, 2008 and December 23, 2008 at an average price of AUD $0.99 per share.

Effective January 1, 2009, the Company’s subsidiary, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), entered into a lease agreement under which it leases rooms, flats and office space at a resort hotel owned by a Turkish company controlled by Mr. Mitchell. Under the lease agreement, TransAtlantic Turkey pays the Turkish Lira equivalent of $5,000 per month base rent and up to 45,000 Turkish Lira per month (approximately $26,000 per month) in operating expense reimbursement. The lease agreement has a one-year term. Payables in the amount of $94,000 due to the Turkish company at the end of the first quarter of 2009 were settled in cash during the second quarter of 2009.

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

Executive Overview and Recent Developments

TransAtlantic Petroleum Corp. is a vertically integrated, international oil and gas company engaged in the acquisition, development, exploration, and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Romania, and California.

Incremental Acquisition. The highlight of the first quarter of 2009 was the acquisition of Incremental Petroleum Limited (“Incremental”) through our wholly-owned subsidiary, TransAtlantic Australia Pty. Ltd. (“TransAtlantic Australia”). We announced our intention to make an all cash takeover offer (the “Offer”) to acquire all of the outstanding shares of Incremental in the fourth quarter of 2008. The Offer closed on March 6, 2009, Incremental delisted from the Australian Stock Exchange on March 26, 2009, and we completed the acquisition of the Incremental shares on April 20, 2009. The acquisition of Incremental expanded our rig fleet and increased our workforce of highly qualified field staff, engineers, and geologists in Turkey, one of our target countries.

Incremental Assets and Production. Incremental’s Turkish properties include the producing Selmo oil field, the Thrace Basin gas field and additional exploration acreage. Incremental also owns three prospects in California.

Selmo. Incremental owns a 100% working interest in the Selmo oilfield (“Selmo”) in southeastern Turkey. We are currently producing approximately 1,600 barrels of oil per day from Selmo. We have been evaluating development plans in Selmo since the acquisition of Incremental. Situated on the northern edge of the prolific Zagros fold belt of Iran and Iraq in southeast Turkey, Selmo has produced approximately 83 million barrels of oil to date from a total of 47 wells, 23 of which are still active. We plan to drill 5 wells at Selmo for the remainder of 2009, in addition to the well we are currently drilling on the field.

Thrace Basin. Incremental owns a 55% working interest in the Thrace Basin gas project (“Thrace Basin”) in northeastern Turkey. We expect our initial 7 wells in the Thrace Basin to come online in the fourth quarter of 2009 with net production to us exceeding 5.5 million cubic feet of natural gas per day. We are currently drilling one well in Thrace Basin. In addition to the existing wells, we have identified numerous additional prospects in the Thrace Basin that may add to future gas production.

Turkish Exploration Licenses. Incremental’s other Turkish properties include License 4262, covering 2,805 acres in southeastern Turkey, and eight exploration licenses in the Haymana and Tuz Gulu basins in central Turkey covering approximately 870,000 acres. We own a 100% working interest in these properties and are currently drilling one well on License 4262 in southeastern Turkey.

California Properties. Incremental owns a 50% working interest in the McFlurrey natural gas project, a 10% working interest in the Kettleman Middle Dome oil field and a 50% interest in the South East Kettleman North Dome oil field. Kettleman Middle Dome has three producing oil wells. All of Incremental’s California properties are located in the San Joaquin Valley in central California.

International Drilling and Exploration Activity. With regard to the development of our other international properties, in the first quarter of 2009, we completed pre-spud activities for one well on the Ouezzane-Tissah exploration permit in Morocco, which we began drilling in the second quarter of 2009. We also began a 2D seismic shoot on our Asilah exploration permit in Morocco. In Romania, we expect to begin drilling one well on our Izvoru license in the second quarter of 2009. We are also engaging in wellsite preparation for planned wells on each of our Romanian licenses.

Future Capital Requirements. We estimate total capital expenditures of approximately $53 million for the remainder of 2009, inclusive of cash commitments for drilling and other exploratory activities under our exploration permits in Turkey, Morocco, Romania and California. Given the capital-intensive nature of oil and gas exploration as well as the uncertainty of economic success from our existing projects, additional capital will be required to fund our existing and additional projects, as well as pay off the credit agreement with Dalea Partners, LP (“Dalea”). We have entered into a credit agreement with Dalea pursuant to which Dalea has agreed to lend up to $14.0 million for general corporate purposes. As of May 15, 2009, we had $11.2 million of available borrowing under this credit agreement. Additional financing sources will be required to fund our international exploration and development activities beyond June 2009. Any future inability to secure additional funding when and as needed could have a material adverse effect on our operations and cash flow.

Corporate Update. On March 6, 2009, we filed with the Securities and Exchange Commission (“SEC”) a preliminary proxy statement regarding our proposed special meeting of our shareholders for the purpose of approving an arrangement pursuant to which TransAtlantic Petroleum Corp. would be continued under the Bermuda Companies Act 1981 under the name “TransAtlantic Petroleum Ltd.” We believe that continuing the Company to Bermuda will be beneficial to us and our shareholders because we will receive more favorable tax treatment in Bermuda.

On February 9, 2009, the board of directors approved the TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan (the “Incentive Plan”), pursuant to which we can award restricted stock units or other share-based compensation to certain of our directors, officers, employees and consultants, and the board of directors approved awards of restricted stock units to certain directors, officers, employees and consultants. The Incentive Plan is subject to shareholder approval at our annual and special meeting of shareholders scheduled for June 16, 2009. Such approval is considered imminent, as our major shareholder, N. Malone Mitchell, 3rd, chairman of our board of directors, controls sufficient voting power to approve the Incentive Plan. Accordingly, share-based compensation expense has been recorded in the first quarter of 2009.

Critical Accounting Policies

We consider accounting policies related to our estimates of oil and gas properties, valuation of property and equipment other than oil and gas properties, business combinations, stock-based compensation and per share information as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the first quarter of 2009, we changed our method of accounting for our oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. We believe the successful efforts method provides a more transparent representation of our results of operations and the ability to assess our investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned. Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

The following presents the effects of the change to the successful efforts method and other reclassifications on the financial statements:

	Changes to the Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)	Under Full Cost	Change	As Reported Under Successful Efforts
Three Months Ended March 31, 2009:
Seismic and other exploration	$—	2,390	$2,390
Net loss for the period	$10,904	2,390	$13,294

Basic and diluted net loss per share	$0.07	0.02	$0.09

Three Months Ended March 31, 2008:
Seismic and other exploration	$—	—	—
Net loss for the period	$1,075	—	$1,075

Basic and diluted net loss per share	$0.02	—	$0.02

	Changes to the Consolidated Balance Sheets
(in thousands)	Under Full Cost	Change	As Reported Under Successful Efforts
March 31, 2009:
Oil and gas properties, unproved	$19,942	(11,863)	$8,079
Property and equipment, net	133,217	(11,863)	121,354
Accumulated deficit	$64,781	11,863	$76,644

December 31, 2008:
Oil and gas properties, unproved	$11,205	(9,473)	$1,732
Property and equipment, net	52,038	(9,473)	42,565
Accumulated deficit (1)	$53,877	9,473	$63,350

(1)	The cumulative effect of the change to the successful efforts method on accumulated deficit as of January 1, 2008 was an increase of $1,572,000.

Results of Operations – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. We recognized total crude oil and natural gas sales of $1.4 million for the first quarter of 2009, primarily from our Selmo oil field in Turkey. This revenue represented an increase from the first quarter of 2008 sales of $14,000. The increase is the result of the acquisition of Incremental in the first quarter of 2009.

Production Expenses. Production expenses in the first quarter of 2009 increased to $1.0 million from $29,000 as reported for the first quarter of 2008. The increase in production expense is the result of the acquisition of Incremental and its producing properties in the first quarter of 2009.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $1.3 million for the first quarter of 2009 as compared with $0 in the first quarter of 2008. We had no assets subject to depreciation, depletion and amortization in the first quarter of 2008 due to the write-down and sale of all of our U.S. properties during 2007, and the increase in expense is due to the acquisition of Incremental in the first quarter of 2009. We recorded $65,000 of accretion expense in the first quarter of 2009 related to the asset retirement obligations related to the Incremental acquisition. We did not record accretion expense in the first quarter of 2008.

General and Administrative Expense. General and administrative costs were $1.7 million in the first quarter of 2009 compared to $638,000 in the first quarter of 2008, primarily because of increased corporate staffing and salaries resulting from the acquisitions of Longe Energy Limited (“Longe”) and Incremental in the fourth quarter of 2008 and the first quarter of 2009, respectively. We also recorded $463,000 in transaction expenses relating to the Incremental acquisition.

Interest and Other Income. Interest and other income increased to $111,000 in the first quarter of 2009 as compared to $27,000 in the first quarter of 2008 as a result of increased interest income on higher invested cash balances from the private placements in the second and fourth quarters of 2008.

International Oil and Gas Activities. During the three months ended March 31, 2009, we continued exploration activities in foreign countries including consulting, legal, accounting, travel and other costs necessary to further our identification and development of business opportunities. The following table presents exploration expenditures by country:

	For the three months ended,
(in thousands)	March 31, 2009	March 31, 2008
Morocco	$1,672	$55
Romania	204	164
Turkey	652	39
Other and unallocated	793	105

Total	$3,321	$363

Net Loss. The consolidated net loss for the quarter ended March 31, 2009 was $13.3 million, or $0.09 per share (basic and diluted), compared to consolidated net loss of $1.1 million or $0.02 per share (basic and diluted) for the quarter ended March 31, 2008. The first quarter 2009 net loss is primarily composed of lease operating expenses of $1.0 million, seismic and other exploration costs of $2.4 million, depreciation, depletion and amortization expense of $1.3 million, general and administrative expense of $1.7 million, and foreign exchange loss of $4.3 million relating to our acquisition of Incremental in the first quarter of 2009.

Capital Expenditures

We recorded capital expenditures of $10.5 million in the first quarter of 2009. We recorded no capital expenditures in the first quarter of 2008. The increase in capital expenditures is due to the acquisition of Incremental in the first quarter of 2009.

U.S. Discontinued Operations

In 2007, we decided to exit our U.S. operations and focus on the development of our international properties. As a result of the decision to sell our U.S. operations, we reclassified our U.S. properties as “discontinued operations.” We disposed of substantially all of our U.S. properties in 2007 and 2008. We retained our working interest in one non-operated well in Oklahoma, and the results of our Oklahoma property have been reclassified to operating revenues, cost and expenses.

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

Related Party Transactions

Effective May 1, 2008, we entered into a services agreement with members of the Riata Group under which we agreed to provide technical and administrative services to each other from time to time on an as-needed basis. We recorded expenditures for the quarter ended March 31, 2009 of $2.5 million for goods and services provided by the Riata Group, of which $1.1 million was payable at March 31, 2009. Payables in the amount of $1.5 million due to the Riata Group at the end of 2008 were settled in cash during the first quarter of 2009. Payables in the amount of $1.1 million due to the Riata Group at the end of the first quarter of 2009 were settled in cash during the second quarter of 2009. There were no amounts due from the Riata Group at March 31, 2009.

On November 28, 2008, we entered into a credit agreement (the “Credit Agreement”) with Dalea. N. Malone Mitchell, 3rd, Chairman of our board of directors, and his wife own 100% of Dalea. The purpose of the Credit Agreement was to fund the Offer by TransAtlantic Australia for all of the outstanding shares of Incremental. On January 21, 2009, we entered into the First Amendment to Credit Agreement to extend the final date upon which funds would be made available from February 28, 2009 to March 31, 2009. On February 24, 2009, we entered into the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement to amend the Credit Agreement to, respectively, increase the maximum amount available for borrowing under the Credit Agreement from $67.0 million to $68.0 million effective February 4, 2009, and increase the maximum amount available for borrowing under the Credit Agreement from $68.0 million to $69.0 million effective February 11, 2009. On April 28, 2009 we entered into the Fourth Amendment to Credit Agreement to (i) extend the final date we can borrow funds under the Credit Agreement from March 31, 2009 to May 30, 2009, (ii) decrease the funds available for the Incremental acquisition from $69.0 million to $62.0 million, (iii) provide an additional loan facility available under the Credit Agreement of up to $14.0 million, and (iv) allow the use of those additional funds for general corporate purposes. During the first quarter of 2009, the Company borrowed $59.0 million pursuant to the Credit Agreement.

On March 20, 2009, TransAtlantic Australia purchased 15,025,528 shares of Incremental from Mr. Mitchell at a price of AUD $1.085 per share, which was the same price per share TransAtlantic Australia paid all Incremental shareholders pursuant to the Offer. Mr. Mitchell had purchased the Incremental shares between October 27, 2008 and December 23, 2008 at an average price of AUD $0.99 per share.

Effective January 1, 2009, our wholly-owned subsidiary, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), entered into a lease agreement under which it leases rooms, flats and office space at a resort hotel owned by a Turkish company controlled by Mr. Mitchell. Under the lease agreement, TransAtlantic Turkey pays the Turkish Lira equivalent of $5,000 per month base rent and up to 45,000 Turkish Lira per month (approximately $26,000 per month) in operating expense reimbursement. The lease agreement has a one-year term. Payables in the amount of $94,000 due to the Turkish company at the end of the first quarter of 2009 were settled in cash during the second quarter of 2009.

Liquidity and Capital Resources

Our primary sources of liquidity for 2008 and the first quarter of 2009 were our cash and cash equivalents and sales of securities. At March 31, 2009, we had cash and cash equivalents of $17.6 million, $2.5 million in short-term debt, $60.2 million in long-term debt and working capital of $16.2 million compared to cash and cash equivalents of $30.1 million, no debt, and working capital of $28.9 million at December 31, 2008. Cash used in operations during the first quarter of 2009 was $10.8 million compared to cash used in operations of $1.0 million in the same quarter of 2008.

In December 2008, we sold 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, LLC, Matthew McCann, a member of our board of directors, and other purchasers that have relationships with Mr. Mitchell, that resulted in gross proceeds of $42.5 million. We used a large portion of the net proceeds to purchase additional equipment for our planned drilling and service operations in Turkey, Morocco and Romania, to fund drilling activities in those countries and for general corporate purposes.

In order to fund the Incremental acquisition and related transaction costs, we entered into the Credit Agreement with Dalea. As of March 31, 2009, we had borrowed $59.0 million under the Credit Agreement. We borrowed an additional $3.8 million in order to complete the Incremental acquisition on April 20, 2009 and to pay for related transaction costs. On April 28, 2009, we amended the Credit Agreement to (i) extend the final date we can borrow funds under the Credit Agreement from March 31, 2009 to May 30, 2009, (ii) decrease the funds available for the Incremental acquisition from $69.0 million to $62.0 million, (iii) provide an additional loan facility available under the Credit Agreement of up to $14.0 million, and (iv) allow the use of those additional funds for general corporate purposes. As of May 15, 2009, we have borrowed $64.6 million from Dalea under the Credit Agreement and $11.2 million is available for borrowing for general corporate purposes.

The aggregate unpaid principal loan balance, together with all accrued but unpaid interest, will be immediately due and payable upon the earliest of (i) April 20, 2010; (ii) the date of any change in ownership of or control or direction over, directly or indirectly, 20% or more of our outstanding voting securities; or (iii) the occurrence of an event of default under the Credit Agreement.

The total outstanding balance of the advances made under the Credit Agreement accrue interest at a rate of ten percent (10%) per annum, calculated daily and compounded quarterly. Interest is payable on the first day of each March, June, September and December during the term of the loan. Following an event of default, the outstanding balance will accrue additional interest at a rate of four percent (4%) per annum until the event of default is cured or waived. We may prepay the loan at any time before maturity without penalty. The Credit Agreement is secured by all of the personal property or assets of the parent holding company of TransAtlantic Australia including all of the ordinary shares in the capital of TransAtlantic Australia.

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

We estimate total capital expenditures of approximately $53 million for the remainder of 2009, inclusive of cash commitments for drilling and other exploratory activities under our exploration permits in Turkey, Morocco, Romania and California. Given the capital-intensive nature of oil and gas exploration as well as the uncertainty of economic success from our existing projects, additional capital will be required to fund our existing and additional projects, as well as pay off the

Credit Agreement. We have entered into the Credit Agreement with Dalea pursuant to which Dalea has agreed to lend up to $14.0 million for general corporate purposes. As of May 15, 2009, we had $11.2 million of available borrowing under this Credit Agreement. Additional financing sources will be required to fund our international exploration and development activities beyond June 2009. Any future inability to secure additional funding when and as needed could have a material adverse effect on our operations and cash flow.

Contractual Obligations

On March 3, 2009, we amended the lease for our Dallas, Texas office space adding an additional 2,982 square feet to increase the total space under lease to 8,794 square feet. The existing term for the entire space was extended to December 31, 2013. On January 1, 2009, we entered into a one-year lease for apartments and office space at a hotel in Turkey.

Pursuant to the agreement under which Incremental acquired a portion of its interest in the Thrace Basin property in Turkey, Incremental is obligated to make a one-time payment of $500,000 to the seller upon each of the following events occurring: (i) average production of natural gas from the property exceeds 8.5 million cubic feet per day during any consecutive three month period between April 1, 2009 and December 1, 2009, and (ii) average production of natural gas from the property exceeds 13.0 million cubic feet per day during any consecutive three month period between January 1, 2010 and December 31, 2010.

Pursuant to the agreements under which Incremental acquired its interest in the McFlurrey and Southeast Kettleman North Dome properties in California, Incremental is obligated to pay aggregate penalties of $372,000 if it does not participate in the acquisition of additional acreage.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2009.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of applicable U.S. and Canadian securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: fluctuations in and volatility of the market prices for natural gas, natural gas liquids and oil products; estimates of reserves and economic assumptions; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; the global economic crisis and global economic conditions, particularly in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; future capital requirements and availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling and operating wells; actions of third party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; and the other factors discussed in other documents that we file with or furnish to the SEC and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors; our course of action would depend upon our assessment of the future considering all information then available. In that regard, any statements as to future natural gas or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; cash flows; uses of cash flows; collectibility of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

On December 30, 2008, the Company acquired Longe. During the first quarter of 2009, the Company acquired a controlling interest in Incremental. The Company has not been able to conduct an evaluation of internal control over financial reporting for either of the acquired entities. The Company is in the process of integrating the operations of Incremental and Longe with those of the Company and incorporating the internal controls and procedures of Incremental and Longe into the Company’s internal control over financial reporting. Excluding Incremental and Longe, there were no changes to our internal control over financial reporting during our last fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings

Incremental has been involved in litigation with persons who claim ownership of a portion of the surface at the Selmo field in Turkey. These cases are being vigorously defended by Incremental and Turkish government authorities. We do not have enough information to estimate the value of the purported surface owners’ claims.

Item 1A.	Risk Factors

This section describes some of the risks and uncertainties faced by us. The risk factors below should be considered in connection with any forward-looking statements in this Quarterly Report on Form 10-Q. Additional risk factors are set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Additional financing will be required to fund our international exploration and development activities beyond June 30, 2009.

Additional financing will be required to fund our international exploration and development activities beyond June 30, 2009. We have significant drilling commitments during the remainder of 2009, and our ability to achieve drilling and production success will depend upon obtaining significant capital. We have entered into a credit agreement with Dalea pursuant to which Dalea has agreed to lend up to $14.0 million for general corporate purposes. As of May 15, 2009, we had $11.2 million of available borrowing under this credit agreement. We may be unable to obtain additional financing or sell all or portions of our properties in the time required on terms acceptable to us or to secure partners for our projects. If we are unable to raise sufficient funds to continue our operations, our business will likely be materially and adversely impacted.

We will require significant capital to continue our exploration, development and production activities.

We have substantial capital requirements that we may be unable to finance on acceptable terms, or at all, which may have a material adverse effect on our operations. Our future growth depends on our ability to make large capital expenditures for the exploration, development and production of natural gas and oil properties. Future cash flows and the availability of debt or equity financing will be subject to a number of variables, such as:

•	the success of our prospects in Romania, Morocco, Turkey and California;

•	success in finding and commercially producing reserves; and

•	prices of natural gas and oil.

Debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	our company being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on our operations.

We might not be able to obtain necessary financing on acceptable terms, or at all. If sufficient capital resources are not available, we might be forced to curtail production, developmental and exploratory drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have a material adverse effect on our business, financial condition and results of operations.

Reserve estimates depend on many assumptions that may turn out to be inaccurate.

Any material inaccuracies in our reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves that we may report. In order to prepare these estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves that we may report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Investors should not assume that the pre-tax net present value of our proved reserves is the current market value of our estimated oil and natural gas reserves. We base the pre-tax net present value of future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices, costs, and the volume of produced reserves may differ materially from those used in the pre-tax net present value estimate.

We may not correctly evaluate reserve data or the exploitation potential of properties as we engage in our acquisition, development, and exploitation activities.

Our future success will depend on the success of our acquisition, development, and exploitation activities. Our decisions to purchase, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Our estimates regarding the increase in our reserves and production resulting from the Incremental acquisition may prove to be incorrect, which could significantly reduce our ability to generate cash needed to service our debt and fund our capital program and other working capital requirements.

We have limited and concentrated current production.

We have limited current production, and substantially all of our crude oil production is concentrated in the Selmo oil field in Turkey. A Turkish government oil and gas company purchases all of our crude oil production from the Selmo field. The future performance of our business will depend upon our ability to identify, acquire and develop additional oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain additional proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. There are no assurances that additional oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas reserves will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

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

We may be unable to acquire or develop additional reserves, which would reduce our cash flows and income.

In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration and development activities or in acquiring properties containing reserves, our reserves will generally decline as reserves are produced. Our natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities. To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate and Articles of Continuance dated June 10, 1997 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.2	Certificate and Articles of Amendment dated December 2, 1998 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.3	Certificate and Articles of Amalgamation dated January 1, 1999 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.4	Certificate of Amendment and Registration of Restated Articles dated January 17, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2008).

3.5	By-law No. 1 dated June 2, 1997 (incorporated by reference to Exhibit 1.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.1	First Amendment to Credit Agreement, dated as of January 21, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.2	Second Amendment to Credit Agreement, dated as of February 4, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.3	Third Amendment to Credit Agreement, dated as of February 11, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.4	Form of Common Share Purchase Warrant, dated April 2, 2009, by and between TransAtlantic Petroleum Corp. and holders of options to purchase shares of Incremental Petroleum Limited.

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Matthew McCann
Matthew McCann
Chief Executive Officer

By:	/s/ Hilda Kouvelis
Hilda Kouvelis
Chief Financial Officer

Date: May 27, 2009

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate and Articles of Continuance dated June 10, 1997 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.2	Certificate and Articles of Amendment dated December 2, 1998 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.3	Certificate and Articles of Amalgamation dated January 1, 1999 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.4	Certificate of Amendment and Registration of Restated Articles dated January 17, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2008).

3.5	By-law No. 1 dated June 2, 1997 (incorporated by reference to Exhibit 1.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.1	First Amendment to Credit Agreement, dated as of January 21, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.2	Second Amendment to Credit Agreement, dated as of February 4, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.3	Third Amendment to Credit Agreement, dated as of February 11, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 4, 2009, filed with the SEC on February 26, 2009).

10.4	Form of Common Share Purchase Warrant, dated April 2, 2009, by and between TransAtlantic Petroleum Corp. and holders of options to purchase shares of Incremental Petroleum Limited.

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.