Form 10-Q
period 2009-06-30
TRANSATLANTIC PETROLEUM CORP.
filed 2009-08-14
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

As of July 31, 2009, the registrant had 253,636,666 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM CORP.

Consolidated Balance Sheets

(Unaudited)

(Thousands of U.S. Dollars)

	June 30, 2009	Dec. 31, 2008 *
		(restated – note 3)
ASSETS
Current assets:
Cash and cash equivalents	$79,143	$30,052
Accounts receivable
Oil and gas sales	6,952	—
Other	1,629	1,327
Prepaid and other current assets	3,674	3,861
Deferred income taxes	839	—

Total current assets	92,237	35,240

Property and equipment (note 7):
Oil and gas properties (successful efforts method)
Mineral interests:
Proved	69,985	—
Unproved	15,289	1,732
Drilling services and other equipment	70,044	40,886

	155,318	42,618
Less accumulated depreciation, depletion and amortization	(3,836)	(53)

Property and equipment, net	151,482	42,565

Other assets:
Restricted cash (note 5)	4,776	3,268
Deferred charges (note 4)	—	181

Total other assets	4,776	3,449

Total assets	$248,495	$81,254

*	Financial information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Balance Sheets

(Unaudited)

(Thousands of U.S. Dollars)

	June 30, 2009	Dec. 31, 2008 *
		(restated – note 3)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,586	$3,962
Accounts payable—related party (note 15)	5,269	1,517
Accrued liabilities	4,150	821
Loans payable (note 9)	2,837	—

Total current liabilities	27,842	6,300

Long-term liabilities:
Loans payable—related party (note 9)	—	—
Loans payable	492	—
Asset retirement obligations (note 8)	6,928	14
Deferred income taxes	12,294	—

Total long-term liabilities	19,714	14

Total liabilities	47,556	6,314

Commitments and contingencies (notes 13 and 14)

Stockholders’ equity (note 10):
Common shares, $0.00 par value, unlimited shares authorized, issued and outstanding – 253,636,666 as of June 30, 2009 and 154,957,781 as of December 31, 2008	—	—
Additional paid in capital	271,298	133,062
Additional paid in capital—warrants	5,435	5,228
Accumulated other comprehensive income (loss)	7,943	—
Accumulated deficit	(83,737)	(63,350)

Total stockholders’ equity	200,939	74,940

Total liabilities and stockholders’ equity	$248,495	$81,254

*	Financial information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Thousands of U.S. Dollars, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008*	2009	2008*
		(restated – note 3)		(restated – note 3)
Revenues:

Oil and gas sales	$7,425	$47	$8,787	$61

Total revenues	7,425	47	8,787	61
Costs and expenses:
Production	2,183	17	3,186	46
Exploration, abandonment and impairment	701	—	701	—
Seismic and other exploration	1,178	—	3,568	—
General and administrative	3,142	884	4,814	1,461
International oil and gas activities	2,246	(214)	5,567	149
Share-based compensation	230	285	551	346
Accretion of asset retirement obligations	47	—	112	—
Depreciation, depletion and amortization	2,487	—	3,783	—

Total costs and expenses	12,214	972	22,282	2,002

Operating loss	4,789	925	13,495	1,941

Other (income) expense:
Interest and other expense	1,698	45	2,358	131
Interest and other income	(88)	(50)	(199)	(77)
Foreign exchange (gain) loss	(110)	—	4,238	—

Total other (income) expense	1,500	(5)	6,397	54

Loss before income taxes	6,289	920	19,892	1,995
Income tax, current	909	—	856	—
Income tax, deferred	(126)	—	(126)	—

Net loss	$7,072	$920	$20,622	$1,995

Non-controlling interest, net of tax	21	—	(235)	—

Net loss attributable to TransAtlantic Petroleum Corp	$7,093	$920	$20,387	$1,995
Other comprehensive (gain) loss:
Foreign currency translation adjustment	(8,076)	—	(7,943)	—

Comprehensive (gain) loss	$(983)	$920	$12,444	$1,995

Basic and diluted net loss per common share attributable to TransAtlantic Petroleum Corp	$0.04	$0.01	$0.13	$0.04

Basic and diluted weighted average number of shares outstanding (in thousands)	164,874	61,413	159,966	52,342

*	Financial information for the three and six months ended June 30, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(Thousands U.S. Dollars)

	Shares Issued (000’s)	Warrants Issued (000’s)	Paid in Capital	APIC- Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Comprehensive Loss
Balance as of December 31, 2008 *	154,958	10,000	$133,062	$5,228	$—	$(63,350)	$—
Cumulative translation adjustment	—	—	—	—	7,943	—	7,943
Net loss for the period	—	—	—	—	—	(20,387)	(20,387)

Total comprehensive loss							$(12,444)

Exercise of stock options	200	—	149	—	—	—
Issuance of common shares and warrants	102	830	71	207	—	—
Issuance of common shares	98,377	—	143,074	—	—	—
Issuance cost	—	—	(5,609)	—	—	—
Share-based compensation	—	—	551	—	—	—

Balance as of June 30, 2009	253,637	10,830	$271,298	$5,435	$7,943	$(83,737)

*	Financial information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of U.S. Dollars)

	Three months ended June 30,		Six months ended June 30,
	2009	2008*	2009	2008*
		(restated – note 3)		(restated – note 3)
Cash provided by (used in):
Net loss attributable to TransAtlantic Petroleum Corp	$(7,093)	$(920)	$(20,387)	$(1,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	230	285	551	346
Foreign exchange gains	21	—	(37)	—
Deferred tax and other charges	(126)	—	55	—
Non-controlling interest	21	—	(235)	—
Depreciation, depletion and amortization	2,487	—	3,783	—
Accretion of asset retirement obligations	47	—	112	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,699)	1,558	(3,264)	97
Prepaid expenses	(1,173)	(231)	1,066	(201)
Accounts payable and accrued liabilities	2,655	706	1,922	2,187

Net cash provided by (used in) operating activities	(5,630)	1,398	(16,434)	434

Investing activities:
Acquisition of Incremental Petroleum, net of cash (note 4)	(3,039)	—	(51,645)	—
Additions to proved oil and gas properties	(1,154)	—	(1,154)	—
Additions to unproved oil and gas properties	(5,842)	(265)	(7,006)	(265)
Additions to drilling services and other equipment	(14,222)	—	(23,535)	—
Restricted cash	(2)	(14)	(1,508)	(34)
Changes in accounts payable and accrued liabilities	13,983	—	13,983	—

Net cash used in investing activities	(10,276)	(279)	(70,865)	(299)

Financing activities:
Exercise of stock options and warrants	134	391	149	391
Issuance of shares	143,074	12,010	143,074	12,010
Issuance cost	(5,609)	—	(5,609)	—
Loan proceeds – related party	5,620	—	64,621	—
Loan repayment	(431)	—	(431)	—
Loan repayment – related party	(64,621)	(2,000)	(64,621)	(2,000)

Net cash provided by financing activities	78,167	10,401	137,183	10,401
Effect of exchange rate changes on cash	(718)	—	(793)	—
Change in cash and cash equivalents	61,543	11,520	49,091	10,536
Cash and cash equivalents, beginning of period	17,600	1,240	30,052	2,224

Cash and cash equivalents, end of period	$79,143	$12,760	$79,143	$12,760

*	Financial information for the three and six months ended June 30, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Notes to Consolidated Financial Statements—Unaudited

June 30, 2009

(Tabular amounts in thousands of U.S. Dollars unless otherwise noted)

1.	General

Nature of operations

TransAtlantic Petroleum Corp. (together with its subsidiaries, the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the acquisition, exploration for and the development and production of crude oil and natural gas in Morocco, Romania, Turkey and California. Approximately 56% of the Company’s outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd. Mr. Mitchell is the Chairman of the Company’s board of directors.

TransAtlantic was incorporated in 1985 under the laws of British Columbia and continued to Alberta in 1997. In 2008, the Company changed its operating strategy from that of a prospect generator to a vertically integrated project developer.

To execute this new strategy, the Company has:

1.	acquired 100% of the issued and outstanding shares of Longe Energy Limited (“Longe”), in consideration for the issuance of 39,583,333 common shares of the Company and 10,000,000 common share purchase warrants (see Note 4);

2.	closed a concurrent 35,416,667 common share private placement pursuant to which Dalea Partners, LP (“Dalea”), an entity 100% owned by Mr. Mitchell and his wife, and others invested $42.5 million in the Company. Both the Longe acquisition and the private placement were approved by the Company’s shareholders and closed in December 2008 (see Note 4);

3.	acquired 100% of the issued and outstanding shares of Incremental Petroleum Limited (“Incremental”), an international oil and gas company that was publicly traded on the Australian Stock Exchange (see Note 4); and

4.	closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement inside the United States in which the Company sold an aggregate of 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately $147.6 million (see Note 10).

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

These unaudited consolidated financial statements reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair statement of the consolidated financial position of the Company as at June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008. Certain amounts for prior periods have been revised to reflect retrospective application of the successful efforts method of accounting. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on July 20, 2009.

2.	Significant accounting policies

Basis of preparation

The Company’s reporting standard for the presentation of its consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority-owned, controlled subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

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

Derivative instruments

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments not designated as hedges are recorded in the consolidated statements of operations.

Fair value measurements

The Company follows SFAS No. 157, Fair Value Measurements (“SFAS 157”), which became effective for financial assets and liabilities of the Company on January 1, 2008 and non-financial assets and liabilities of the Company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact to the Company from the adoption of SFAS 157 in 2009 was not material.

Foreign currency translation

Effective January 1, 2009, the Company determined that the functional currency of its subsidiaries in Morocco, Turkey, and Romania had changed from the U.S. Dollar to the Moroccan Dirham, Turkish New Lira, and the Romanian Ron, respectively. The Company has entered into contractual obligations and commitments that will result in increasingly significant levels of transactions conducted in these currencies. In recognition of these contractual obligations and commitments combined with the resulting increases in future revenues and expenditures in these countries, the Company determined the appropriate functional currency was the local currency for each of these subsidiaries.

SFAS No. 52 Foreign Currency Translation, requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Because the functional currency is now the local currency, translation adjustments will result from the process of translating subsidiary financial statements into the U.S. Dollar reporting currency. Translation adjustments will not be included in determining net income but will be reported separately and accumulated in the balance sheet as a component of accumulated other comprehensive income (loss). The accounting basis of the assets and liabilities affected by the change are adjusted to reflect the difference between the exchange rate when the asset or liability arose and the exchange rate on the date of the change. The change in functional currency will have no impact on the Company’s actual foreign-based revenues and expenditures in these countries.

Oil and gas properties

In the first quarter of 2009, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. In accordance with SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“SFAS 19”)(see Note 3). Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

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

Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

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

Impairment of long-lived assets

Oil and gas properties are evaluated by field for potential impairment. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets as applicable. An impairment is recognized when the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to fair value.

Joint interest activities

Some of the Company’s exploration, development and production activities are conducted jointly with other entities and accordingly the consolidated financial statements reflect only the Company’s proportionate interest in such activities.

Supplemental disclosure of cash flow information

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the period for interest	$2,137	$130
Cash paid during the period for income taxes	$26	$—

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the period for interest	$2,098	$44
Cash paid during the period for income taxes	$26	$—

Asset retirement obligations

The Company recognizes a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalizes an equal amount as a cost of the asset. The cost associated with the abandonment obligation is included in the computation of depreciation, depletion and amortization. The liability accretes until the Company settles the obligation. The Company uses an adjusted risk-free interest rate in its calculation of asset retirement obligations.

Revenue recognition

Revenue from the sale of products is recognized upon delivery to the purchaser when title passes. Drilling service revenues are recognized when the related service is performed.

Share-based compensation

The Company follows SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite vesting period. SFAS 123R requires the Company to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity. The fair value of options granted to consultants, to the extent unvested, are determined on subsequent reporting dates.

Income taxes

The Company follows the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), the Company does not have any unrecognized tax benefits other than those for which a valuation allowance has been provided thereon. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any tax-related interest expense recognized during the six months ended June 30, 2009 or 2008.

Comprehensive (gain) loss

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. During the three and six months ended June 30, 2009, the Company recorded an unrealized gain on foreign currency translation as other comprehensive gain. There were no differences between net loss and comprehensive loss in 2008.

Business Combinations

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. Accordingly, transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. generally accepted accounting principles. SFAS 141R is effective for periods beginning on or after December 15, 2008 and has been applied to the Incremental acquisition. SFAS 160 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and has been applied prospectively to the non-controlling interests from the Incremental acquisition.

Per share information

Basic per share amounts are calculated using the weighted average common shares outstanding during the period. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the period.

3.	Accounting changes and recent pronouncements

Changes in accounting principles

Effective January 1, 2009, the Company changed its method of accounting for oil and gas exploration and development activities from the full cost method to the successful efforts method. In accordance with SFAS 154, financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS 19. In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

The following tables present the material reclassifications on the financial statements resulting from the change to the successful efforts method:

	Changes to the Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)	Under Full Cost	Change	As Reported Under Successful Efforts
Three Months Ended June 30, 2009:
Seismic and other exploration and abandonment	$—	1,879	$1,879
Net loss attributable to TransAtlantic Petroleum Corp.	$5,214	1,879	$7,093
Basic and diluted net loss per share	$0.03	0.01	$0.04

Three Months Ended June 30, 2008:
Seismic and other exploration and abandonment	$—	—	—
Net loss attributable to TransAtlantic Petroleum Corp.	$920	—	$920
Basic and diluted net loss per share	$0.01	—	$0.01

	Changes to the Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)	Under Full Cost	Change	As Reported Under Successful Efforts
At Six Months Ended June 30, 2009:
Seismic and other exploration and abandonment	$—	4,269	$4,269
Net loss attributable to TransAtlantic Petroleum Corp.	$16,118	4,269	$20,387
Basic and diluted net loss per share	$0.10	0.03	$0.13

At Six Months Ended June 30, 2008:
Seismic and other exploration and abandonment	$—	—	$—
Net loss attributable to TransAtlantic Petroleum Corp.	$1,995	—	$1,995
Basic and diluted net loss per share	$0.04	—	$0.04

	Changes to the Consolidated Balance Sheets
(in thousands)	Under Full Cost	Change	As Reported Under Successful Efforts
June 30, 2009:
Oil and gas properties, unproved	$29,031	(13,742)	$15,289
Property and equipment, net	165,224	(13,742)	151,482
Accumulated deficit	$69,995	13,742	$83,737

December 31, 2008:
Oil and gas properties, unproved	$11,205	(9,473)	$1,732
Property and equipment, net	52,038	(9,473)	42,565
Accumulated deficit (1)	$53,877	9,473	$63,350

(1)	The cumulative effect of the change to the successful efforts method on accumulated deficit as of January 1, 2008 was an increase of $1,572.

Recent accounting pronouncements

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after

December 15, 2008. Accordingly, deferred transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable U.S. GAAP rules. The Company adopted SFAS 141R as of January 1, 2009. SFAS 160 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and has been applied prospectively to the non-controlling interests from the Incremental acquisition.

In December 2008, the Securities and Exchange Commission (“SEC”) adopted release no. 34-59192, Modernization of Oil and Gas Reporting, which revised the then-existing Regulation S-K and Regulation S-X oil and gas reporting requirements to align them with current industry practices and technological advances. The release revises a number of definitions relating to oil and gas reserves, permits the disclosure in filings with the SEC of probable and possible reserves and permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (i) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (ii) file a report of a third party if the Company represents that the third party prepared reserves estimates or conducted a reserves audit, (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices, and (iv) disclose, in narrative form, the status of proved undeveloped reserves and changes in status of these from period to period. The provisions of this release will become effective for disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management is still evaluating the impact of these changes on its financial statements.

The FASB issued SFAS 165, Subsequent Events (“SFAS 165”), on May 28, 2009. SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The Company has adopted SFAS 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, effective for the period ended June 30, 2009.

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

4.	Acquisitions

Incremental Petroleum

On October 27, 2008, the Company announced its intention to make a cash takeover offer (the “Offer”) through TransAtlantic Australia Pty. Ltd., a wholly-owned subsidiary of the Company, for all of the outstanding common shares of Incremental, an international oil and gas company that was publicly traded on the Australian Stock Exchange. The Offer expired on March 6, 2009. As of March 6, 2009, the Company owned common shares of Incremental, representing approximately 65.4% of Incremental’s outstanding common shares, and had received offers to acquire an additional approximately 11.6% of Incremental’s outstanding common shares. On March 20, 2009, the Company purchased 15,025,528 common shares of Incremental from Mr. Mitchell. The Company acquired these shares from Mr. Mitchell for cash at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with the Company. Incremental was delisted from the Australian Stock Exchange on March 26, 2009. At March 31, 2009, the Company had paid for and owned approximately 96% of the common shares of Incremental. On April 20, 2009, the Company paid for and completed the acquisition of the remaining 4% of Incremental’s common shares through an Australian statutory procedure. These shares were acquired at the same price per share as the previous share purchases. In addition, the Company agreed to purchase all of the outstanding options to acquire common shares of Incremental. On April 8, 2009, in exchange for the assignment of the Incremental options to the Company, the Company paid the Incremental option holders an aggregate of $721,000 in cash and issued them an aggregate of 101,585 common shares of the Company and 829,960 common share purchase warrants of the Company. Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share of the Company at an exercise price of $1.20 per share. The common shares and common share purchase warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The acquisition of Incremental was accounted for as a business combination.

The following tables summarize the consideration paid in the Incremental acquisition, and the preliminary purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition dates, as well as the acquisition-date fair value of the non-controlling interests in Incremental:

Consideration:

in thousands
Payment of cash amounting to AUD $83,036,483 for the acquisition of 76,532,473 shares of Incremental, translated into U.S. Dollars based on the exchanges rates in effect on the dates of the transactions, ranging from February 18, 2009 through March 20, 2009	$53,942
Payment of cash to retire share-based payment arrangements of Incremental	721

Total cash consideration	54,663
Issuance of 101,585 common shares of the Company to retire share-based payment arrangements of Incremental	71
Issuance of 829,960 warrants to purchase the Company’s common shares to retire share-based payment arrangements of Incremental	207

Fair value of total consideration transferred	$54,941

The fair value of the 101,585 common shares of the Company issued as part of the consideration paid in the Incremental acquisition was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $0.70 per share. The fair value of the 829,960 warrants of the Company issued as part of the consideration paid in the Incremental acquisition was determined using the Black-Scholes Model using the following assumptions: strike price of $1.20 per share, expected life of three years based on management’s expectation that the warrants will not be exercised until near the end of the 36 month contractual term of the warrants, volatility of 40% based on a third party independent valuation of the warrants offered to the Incremental option holders, a 3.5% risk-free interest rate, and a forecasted dividend rate of 0% based on the Company’s historic dividends and future plans for paying dividends. The assumptions used in the Black-Scholes Model yielded a fair value of $0.25 per warrant.

Acquisition-Related Costs:

Included in general and administrative expenses on the Company’s consolidated statement of operations for the six months ended June 30, 2009, of which $181,000 was incurred in 2008 and recorded as a deferred charge as at December 31, 2008.	$779

Included in general and administrative expenses on the Company’s consolidated statement of operations for the three months ended June 30, 2009, of which $181,000 was incurred in 2008 and recorded as a deferred charge as at December 31, 2008.	$316

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Financial assets:
Cash, consisting of approximately AUD $5.5 million and 4.7 million Turkish Lira	$6,057
Accounts receivable	3,990
Total financial assets	10,047
Deferred income tax assets	759
Other current assets, consisting primarily of prepaid expenses	880
Oil and gas properties
Unproved properties	4,533
Proved properties	60,310
Rigs and related equipment	2,802
Materials and supplies inventories	1,313

Total oil and gas properties	68,958

Financial liabilities:
Accounts payable, consisting of normal trade obligations	(1,666)
Accrued liabilities, consisting primarily of accrued compensated employee absences	(101)
Current portion of long-term debt	(2,543)
Deferred income taxes	(11,384)
Long-term debt	(1,217)
Asset retirement obligations, consisting of future plugging and abandonment liabilities on Incremental’s developed wellbores as of March 5, 2009, based on a third-party estimate of such costs, adjusted for historic Turkish inflation rates ranging from approximately 7% to 11%, and discounted to present value using the Company’s credit-adjusted risk-free rate of 6%	(5,716)
Other	(315)

Total financial liabilities	(22,942)

Total identifiable net assets	$57,702

Fair value of non-controlling interest in Incremental, based on the Company’s acquisition of such interest on April 20, 2009 for AUD $3,475,399	$2,761

The fair value of identifiable assets acquired and liabilities assumed as well as the purchase price allocation adjustments are preliminary and subject to changes which may be material. Incremental’s results of operations are included in the Company’s consolidated results of operations beginning March 5, 2009, which is the date the Company first acquired more than 50% of Incremental’s outstanding common shares. The amounts of Incremental’s revenue and earnings included in the Company’s consolidated statement of operations for the six months ended June 30, 2009 is shown below:

	in thousands
	Revenue	Earnings (Loss)
Actual from March 5, 2009 through June 30, 2009	$8,770	$2,269

The following table presents pro forma data that reflects revenue, loss before income taxes, net loss and loss per share for the six months ended June 30, 2009 as if the Incremental acquisition had occurred as of January 1, 2009:

June 30, 2009 (in thousands)
Oil and gas sales	$12,729
Loss before income taxes	20,706

Net loss	21,606

Basic and diluted loss per share	$0.13

The Company has not included a pro forma presentation as of June 30, 2008 because Incremental was an Australian publicly listed company, was not required to file quarterly financial statements and maintained its historical results of operations in accordance with International Financial Reporting Standards.

Longe Energy

On September 19, 2008, the Company entered into a purchase agreement for the acquisition of all of the issued and outstanding shares of Longe from Longfellow Energy, LP, an entity indirectly owned by Mr. Mitchell, his wife and children, and agreed to make a concurrent private placement of common shares of the Company. The transactions closed on December 30, 2008 (the “Closing Date”). At the time of closing, Longe was an exploration stage company whose activity through the Closing Date had been to acquire oilfield service equipment and exploration licenses in Morocco. Longe, a private Bermuda limited company, was incorporated on April 14, 2008 and became an indirect wholly-owned subsidiary of the Company on December 30, 2008. Pursuant to the terms of the purchase agreement, the Company acquired all of the issued and outstanding shares of Longe in consideration for the issuance of 39,583,333 common shares of the Company and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $3.00 per share through December 30, 2011. Concurrently with the acquisition, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, LLC (“Riata TransAtlantic”), Matthew McCann, at the time a director of the Company, and other purchasers with business or familial relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million to the Company. Mr. Mitchell manages Riata TransAtlantic.

The purchase price of the Longe acquisition is as follows:

(in thousands)
Fair value of TransAtlantic common shares	$28,104
Fair value of TransAtlantic common share purchase warrants—net	5,228
Transaction costs	484

Total purchase price	$33,816

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

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees. At June 30, 2009 and December 31, 2008, restricted cash included: $240,000 for settlement of liabilities in Nigeria; $3.0 million in certificates of deposit supporting a $3.0 million bank guarantee of the Company’s Morocco work program (see Note 14) and $28,000 in a certificate of deposit that is a collateral for a letter of credit in favor of the Oklahoma Tax Commission. In March 2009, a $1.5 million certificate of deposit was pledged to support a bank guarantee for oilfield services in Morocco and Turkey.

6.	Discontinued operations held for sale

In 2007, the Company designated certain oil and gas properties as held for sale in conjunction with its plan to sell its proved and undeveloped interests in the United States, primarily in Texas. In November 2007, the Company sold its South Gillock and State Kohfeldt Units, as well as the shallow rights over the South Gillock Unit, for $4.0 million, and the buyer assumed an estimated $2.0 million in plugging and abandonment liability associated with the units. In addition, the Company sold its Jarvis Dome property in October 2007 for $250,000. One property in Oklahoma remained during 2008, the operations of which were reported as discontinued. In connection with the acquisition of Incremental, the Company acquired interests in non-operated properties in California. As a result of acquiring these properties in California, previously reported U.S. discontinued operations are now continuing and the results of operations in 2008 previously reported as discontinued have been reclassified to operating revenues, costs and expenses.

7.	Property and equipment

(a)	Oil and gas properties. The following table sets forth the capitalized costs under the successful efforts method for oil and gas properties (in thousands):

	June 30, 2009	December 31, 2008
Oil and gas properties, proved
Turkey	$69,985	$—

Oil and gas properties, unproved
Morocco	$3,051	$103
Romania	1,434	402
Turkey	10,804	1,227

	$15,289	$1,732

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

(b)	Drilling services and other equipment. The historical cost of drilling services and other equipment, presented on a gross basis with accumulated depreciation is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Drilling services and other equipment	$70,044	$40,886
Accumulated depreciation	(1,692)	(53)

Net drilling services and other equipment	$68,352	$40,833

At June 30, 2009, $29.0 million (December 31, 2008-$40.0 million) in drilling services and other equipment was excluded from depreciation as the equipment had not yet been placed in service.

8.	Asset retirement obligations

As part of its development of oil and gas properties, the Company incurs asset retirement obligations (“ARO”). The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties. At June 30, 2009, the net present value of the Company’s total ARO is estimated to be $6.9 million, with the undiscounted value being $14.2 million. Total ARO for the quarter ended June 30, 2009 shown in the table below consists of provisional amounts for future plugging and abandonment liabilities on the Company’s developed wellbores as of June 30, 2009, based on a third-party estimate of such costs, adjusted for historic Turkish inflation rates ranging from approximately 7% to 11% per annum, and discounted to present value using a credit-adjusted risk-free rate of 6.0% per annum.

(in thousands)	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Beginning balance	$14	$8
Incremental acquisition (Note 4)	5,716	—
Foreign exchange change	674	—
Increase in liabilities	412	—
Liabilities settled	—	—
Accretion expense	112	6

Ending balance	$6,928	$14

9.	Loans payable

On November 28, 2008, the Company entered into a credit agreement (the “Credit Agreement”) with Dalea. The purpose of the Credit Agreement was to fund the cash takeover offer by TransAtlantic Australia Pty. Ltd., a wholly-owned subsidiary of the Company (“TransAtlantic Australia”), for all of the outstanding shares of Incremental (see Notes 4 and 15).

Pursuant to the Credit Agreement, as amended, until June 30, 2009, the Company could request advances from Dalea of (i) up to $62,000,000 for the sole purpose of purchasing Incremental common shares in connection with the Offer, plus related transaction costs and expenses; and (ii) up to $14,000,000 for general corporate purposes. Advances under the Credit Agreement related to the Incremental acquisition were denominated in U.S. Dollars, but were advanced in Australian Dollars at an agreed upon currency exchange rate of AUD $1.00 to US $0.7024. Advances under the Credit Agreement for general corporate purposes were denominated and advanced in U.S. Dollars.

The aggregate unpaid principal balance, together with all accrued but unpaid interest was immediately due and payable by the Company upon the earliest of (i) April 20, 2010; (ii) the date of any change in ownership of or control or direction over, directly or indirectly, 20% or more of the outstanding voting securities of the Company; and (iii) the occurrence of an event of default.

The total outstanding balance of the advances made under the Credit Agreement accrued interest at a rate of ten percent (10%) per annum, calculated daily and compounded quarterly. Interest was payable by the Company on the first day of each March, June, September, and December during the term of the loan. Following an event of default, the outstanding balance would accrue additional interest at a rate of four percent (4%) per annum until the event of default was cured or waived. The Company could prepay the loan at any time before maturity without penalty.

The Credit Agreement was secured by all of the personal property or assets of the Company’s wholly-owned subsidiary, TransAtlantic (Holdings) Australia Pty. Ltd., including all of the ordinary shares in the capital of TransAtlantic Australia.

There were no amounts outstanding under the Credit Agreement as of December 31, 2008. The Company borrowed an aggregate of $64.6 million under the Credit Agreement and paid $2.0 million in interest during the first six months of 2009. The loan was repaid in full on June 23, 2009, at which time the Credit Agreement was terminated.

On July 5, 2007, Petroleum Exploration Mediterranean International Pty. Ltd. (“PEMI”), a wholly-owned subsidiary of Incremental, entered into a general credit agreement (the “PEMI Credit Agreement”) with Turkiye Garanti Bankasi. PEMI borrowed $5.5 million under the PEMI Credit Agreement in order to fund drilling and development activity in the Selmo oil field. The loan bears interest at a rate of 7.6% per annum, and all outstanding principal and interest under the PEMI Credit Agreement is due August 6, 2010. As of June 30, 2009, $3.3 million in principal is outstanding under the PEMI Credit Agreement, of which $2.8 million is short-term.

The following table details the Company’s outstanding fixed-rate debt:

Fixed Rate Debt	Amount	Rate	Principal Due In
			2009	2010	Thereafter
At December 31, 2008	—		—	—	—
Current
PEMI	$2,837	7.6%	$1,391	$1,446	—
Long-term
PEMI	$492	7.6%	$—	$492	—

At June 30, 2009	$3,329		$1,391	$1,938	—

The Company uses the negotiated rates in determining the fair value of the debt.

10.	Common shares

June 2009 share issuance

On June 22, 2009, the Company closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement inside the United States. In the aggregate, the Company sold 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately $143.1 million. Of the 98,377,300 common shares sold, 41,818,000 common shares were sold to Dalea. In connection with these offerings, the Company entered into a registration rights agreement providing for the registration of up to 98,377,300 common shares issued in these offerings (the “Registrable Securities”). Pursuant to the registration rights agreement, on July 20, 2009, the Company filed a registration statement on Form S-1 registering the resale of 55,544,300 common shares. If this registration statement is not declared effective by October 1, 2009, the Company is required to pay to the holders of the Registrable Securities (other than Dalea) liquidated damages in cash equal to 1% of the purchase price of the Registrable Securities held by the holders on October 1, 2009, with an additional 1% if the registration statement is not declared effective by October 31, 2009, and a further 1% if the registration statement is not declared effective by November 30, 2009. If the Company does not pay the liquidated damages amount in full within seven calendar days after the date payable, interest would accrue on the unpaid amount until paid in full at the rate of 12% per annum. Notwithstanding the foregoing, in no event will Dalea, an entity controlled by the Company’s chairman, Mr. Mitchell, be entitled to receive any liquidated damages under the registration rights agreement.

Equity issued in connection with the Incremental acquisition

In April 2009, the Company issued 101,585 common shares of the Company and 829,960 warrants to purchase the Company’s common shares at an exercise price of $1.20 per share through April 2, 2012 to retire share-based payment arrangements of Incremental (see Note 4).

December 2008 private placement and Longe acquisition

In December 2008, the Company acquired 100% of the issued and outstanding shares of Longe from Longfellow in consideration for the issuance of 39,583,333 common shares of the Company valued at $0.71 per share, and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $3.00 per share through December 30, 2011. Concurrently, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers with business or familial relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million. Mr. Mitchell manages Riata TransAtlantic. Mr. McCann currently serves as the chief executive officer and a director of the Company and, at the time of the private placement, was a director of the Company. The Company recorded $1.1 million in transaction costs for the Longe acquisition and the concurrent private placement.

April and May 2008 private placement

In April and May 2008, the Company issued 10,000,000 common shares and 25,000,000 common shares, respectively, to Riata TransAtlantic, Dalea, Mr. McCann and certain friends and family of Mr. Mitchell in connection with a two-stage private placement transaction announced in March 2008. The private placements resulted in gross proceeds of Cdn $12.0 million.

Restricted stock units

On February 9, 2009, the Company’s board of directors approved the TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan (the “Incentive Plan”), pursuant to which the Company can award restricted stock units (“RSUs”) or other share-based compensation to certain of its directors, officers, employees and consultants. In addition, on February 9, 2009, the Company’s board of directors approved awards of RSUs to certain directors, officers, employees and consultants. The Incentive Plan was approved at the Company’s annual and special meeting of shareholders on June 16, 2009. Share-based compensation expense of $423,000 with respect to RSU awards was recorded for the six months ended June 30, 2009.

Under the Incentive Plan, RSUs vest over specified periods of time ranging from immediately to four years. RSUs are deemed full value awards and their value is equal to the market price of the Company’s common shares on the grant date. SFAS 123R requires that the Incentive Plan be approved in order to establish a grant date. Under SFAS 123R, the approval date for the Incentive Plan was February 9, 2009, the date the board of directors approved the Incentive Plan.

Each RSU is equal in value to one common share of the Company on the grant date. Upon vesting, an employee is entitled to a number of common shares of the Company equal to the number of vested RSUs. The RSU awards can only be settled in common shares. As a result, RSUs are classified as equity. At the grant date, the Company makes an estimate of the forfeitures expected to occur during the vesting period and adjusts its compensation cost accordingly. The current forfeiture rate is estimated to be 10%. The following table sets forth restricted stock unit activity for the six months ended June 30, 2009:

	Number of units (in thousands)	Weighted average grant date fair value
Unvested restricted stock units outstanding at December 31, 2008	—	—
Granted	1,759	$0.74
Vested	(172)	0.74
Canceled	—	—

Unvested restricted stock units outstanding at June 30, 2009	1,587	$0.74

As of June 30, 2009, the Company had approximately $764,000 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.

Stock option plan

The Company’s Amended and Restated Stock Option Plan (the “Option Plan”) was terminated on June 16, 2009. All outstanding awards issued under the Option Plan will remain in full force and effect. All options presently issued under the Option Plan have a five-year term.

Under the Black-Scholes Model, the fair value of all outstanding options under the Option Plan is calculated at approximately $128,000 and $346,000 recognized as share-based compensation expense for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the unamortized amount of share-based compensation expense was $69,000, which is expected to be recognized over a weighted average period of less than one year. The following table sets forth stock option activity for the six months ended June 30, 2009:

(Shares in thousands)	Number of options	Weighted average exercise price
Outstanding at January 1, 2009	4,413	$0.85
Granted	—	—
Expired	(310)	(0.90)
Exercised	(200)	(0.75)

Outstanding at June 30, 2009	3,903	$0.86

Exercisable at June 30, 2009	3,507	$0.85

11.	Segment information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has two reportable operating segments, exploration and production of oil and natural gas (“E&P”) and drilling services, within three reportable geographic segments: Romania, Turkey and Morocco. Segment assets, net revenues and net loss in each of its reportable segments are as follows:

	Corporate and Other	Romania	Turkey	Morocco	Total
	(in thousands)
2009
Segment assets as at June 30,	$74,478	$12,899	$118,211	$42,907	$248,495

Three months ended June 30,
Total revenues	14	—	7,411	—	7,425
Net loss (profit)	990	4,657	(1,149)	2,595	7,093

Six months ended June 30,
Total revenues	19	—	8,768	—	8,787
Net loss	7,936	4,950	2,091	5,410	20,387

2008
Segment assets as at December 31,	$39,480	$3,953	$10,230	$27,591	$81,254

Three months ended June 30,
Total revenues	47	—	—	—	47
Net loss (profit)	1,439	229	—	(748)	920

Six months ended June 30,
Total revenues	61	—	—	—	61
Net loss (profit)	2,309	393	—	(707)	1,995

	E&P	Drilling Services	Corporate and Other	Total
	(in thousands)
2009
Segment assets as at June 30,	$128,554	$45,361	$74,580	$248,495

Three months ended June 30,
Total revenues	7,425	—	—	7,425
Net loss	1,539	2,354	3,200	7,093

Six months ended June 30,
Total revenues	8,787	—	—	8,787
Net loss	9,046	3,405	7,936	20,387

2008
Segment assets as at December 31,	$14,334	$35,749	$31,171	$81,254

Three months ended June 30,
Total revenues	47	—	—	47
Net loss	282	—	638	920

Six months ended June 30,
Total revenues	61	—	—	61
Net loss	588	—	1,407	1,995

12.	Financial instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.

Interest rate risk

The Company is exposed to interest rate risk as a result of its fixed rate note and its variable rate short-term cash holdings. Interest rate changes would result in gains or losses in the market value of the Company’s fixed rate debt due to differences between the current market interest rates and the rates governing this note.

Foreign currency risk

The Company has underlying foreign currency exchange rate exposure. The Company’s currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, European Union Euro, Romanian Ron, Moroccan Dirham and Turkish New Lira. Foreign currency forward contracts have not been used to manage exchange rate fluctuations. The Company agreed to a fixed currency exchange rate of AUD $1.00 to US $0.7024 in the Credit Agreement with Dalea (see Note 9). During the three months ended June 30, 2009, the loan was repaid in its entirety and the Credit Agreement was terminated. The resulting realized exchange loss was $4.2 million for the six months ended June 30, 2009. In June 2009, the Company sold 98,377,300 common shares, raising gross proceeds of approximately $143.1 million. At June 30, 2009, the Company had Cdn $77.0 million in cash and cash equivalents, which exposes the Company to exchange rate risk based on fluctuations in the value of the Canadian dollar.

Concentration of credit risk

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners and from government agencies. Included in receivables are amounts due from the national oil company of Turkey, which purchases all of the Company’s oil production in Turkey. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts. The majority of the Company’s cash and cash equivalents are held by three financial institutions in the U.S. and Turkey.

Commodity price risk

Realized pricing of the Company’s oil and gas production in Turkey and the U.S. is primarily driven by the prevailing worldwide price of oil, subject to gravity and other adjustments for the actual product sold. Historically, oil and gas prices have been volatile and unpredictable. Price volatility relating to the Company’s production is expected to continue in the foreseeable future. The Company does not currently engage in any hedging activities to protect itself against market risks associated with oil and gas price fluctuations, although the Company may elect to do so in the future.

13.	Contingent liabilities

Incremental has been involved in litigation with persons who claim ownership of a portion of the surface at the Selmo field in Turkey. These cases are being vigorously defended by Incremental and Turkish government authorities. The Company does not have enough information to estimate the value of the purported surface owners’ claims.

14.	Commitments and contingencies

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

On March 3, 2009, the Company amended the lease for its Dallas, Texas office space extending the term to December 31, 2013. The Company has entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard in Morocco as well as one-year leases for an office and apartment in Romania. The Company has entered into a five-year lease for an operations yard and a one-year lease for apartments and office space at a hotel in Turkey. The Company’s aggregate annual commitments as of June 30, 2009 are as follows:

	Payments due by year (in thousands)
	Total	2009	2010	2011	2012	Thereafter
Leases	$3,022	$535	$653	$609	$611	$614
Permits	10,861	8,280	2,581	—	—	—
Contracts	16,100	10,550	5,500	50	—	—
Total debt, including interest	3,473	1,488	1,985	—	—	—

	$33,456	$20,853	10,719	$659	$611	$614

Normal purchase arrangements are excluded from the table as they are discretionary and/or being performed under contracts which are cancelable immediately or with a 30-day notification period.

The Company’s commitments under its permits and contracts require the Company to complete certain work projects on the relevant permit or license within a specified period of time. The Company’s current commitments under its permits and contracts are due in 2009 and 2010. If the Company fails to complete a work project by the specified deadline, the Company would lose its rights in such license or permit, and in the case of the Tselfat and Guercif permits, any remaining amount of the bank guarantees would be forfeited.

The Company’s commitments for permits as of June 30, 2009 included commitments to:

•	Drill one well on the Tselfat permit in Morocco;

•	Drill one well on one of the Guercif permits in Morocco;

•	Drill one well on the Vanatori permit in Romania;

•	Drill one well on the Marsa permit in Romania;

•	Drill three wells on the Izvoru permit in Romania; and

•	Conduct miscellaneous exploratory activities on several of the Company’s Turkish licenses.

The Company’s commitments for contracts as of June 30, 2009 included commitments to:

•	Drill three wells on the Ouezzane-Tissa permits in Morroco in accordance with the Company’s farm-out agreement with Direct;

•	Drill three wells on the Sud Craiova license in Romania in accordance with the Company’s farm-out agreement with Sterling; and

•	Drill one well on license 4325 in Turkey in accordance with the Company’s agreement with Selsinsan Petrol Maden.

15.	Related party transactions

Effective May 1, 2008, the Company entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking Drilling, LLC, Longe, MedOil Supply, LLC and Riata Management, LLC (“Riata”). Mr. Mitchell and his wife own 100% of Riata. In addition, Mr. Mitchell, his wife and children indirectly own 100% of Longfellow. Prior to the Company’s acquisition of Longe, Longe was owned 100% by Longfellow. Riata owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling, LLC. Under the terms of the Service Agreement, the Company pays, or is paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. The Company recorded expenditures for the three and six months ended June 30, 2009 of $2.5 million and $6.1 million, respectively, for goods and services provided to the Company under the Service Agreement, of which $5.3 million was payable at June 30, 2009. The Company recorded expenditures for the three and six months ended June 30, 2008 of $13,000 for goods and services provided to the Company under the Service Agreement. Payables in the amount of $1.1 million due under the Service Agreement at March 31, 2009 were settled in cash during the second quarter of 2009. There were no amounts payable to the Company under the Service Agreement as of June 30, 2009.

On November 28, 2008, the Company entered into the Credit Agreement with Dalea. The purpose of the Credit Agreement was to fund the Offer for Incremental. Pursuant to the Credit Agreement, as amended, until June 30, 2009, the Company could request advances from Dalea of (i) up to $62,000,000 for the sole purpose of purchasing Incremental common shares in connection with the Offer, plus related transaction costs and expenses; and (ii) up to $14,000,000 for general corporate purposes. There were no amounts outstanding under the Credit Agreement as of December 31, 2008. The Company borrowed an aggregate of $64.6 million under the Credit Agreement and paid interest of $2.0 million during the first six months of 2009. The loan was repaid in full on June 23, 2009, at which time the Credit Agreement was terminated (see Note 9).

On March 20, 2009, TransAtlantic Australia purchased 15,025,528 common shares of Incremental from Mr. Mitchell. The Company acquired these shares from Mr. Mitchell for cash at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with the Company. Mr. Mitchell had purchased the Incremental shares between October 27, 2008 and December 23, 2008 at an average price of AUD $0.99 per share.

Effective January 1, 2009, the Company’s subsidiary, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), entered into a lease agreement under which it leases rooms, flats and office space at a resort hotel owned by a Turkish company controlled by Mr. Mitchell. Under the lease agreement, TransAtlantic Turkey pays the Turkish New Lira equivalent of $5,000 per month base rent and up to 45,000 Turkish New Lira per month (approximately $26,000 per month) in operating expense reimbursement. The lease agreement has a one-year term. The amounts paid under the lease agreement are included in amounts paid under the Service Agreement.

16.	Subsequent events

The Company has evaluated events and transactions that occurred after the balance sheet date of June 30, 2009 through August 13, 2009 and disclosed the material events below.

Continuance

On July 14, 2009, the Company’s shareholders approved a plan of arrangement under the Business Corporations Act (Alberta), involving the Company and its shareholders, pursuant to which the Company would be continued under the Companies Act 1981 of Bermuda under the name “TransAtlantic Petroleum Ltd.” The Company expects the continuance to be completed in the third quarter of 2009.

Energy Operations Turkey Acquisition

On July 23, 2009, the Company’s wholly-owned subsidiary, TransAtlantic Worldwide Ltd., acquired all of the ownership interests in Energy Operations Turkey, LLC (“EOT”) for total consideration of $7.8 million. EOT’s assets include a 50% interest in License 3118 in southeastern Turkey, interests in ten other exploration licenses in southern and southeastern Turkey, inventory and seismic data. In connection with the purchase of EOT, TransAtlantic Worldwide Ltd. entered into a promissory note with the sellers in the amount of $1.5 million due July 23, 2010. The note bears interest at a fixed rate of 3% per annum.

Rig Purchase

On July 27, 2009, the Company’s wholly-owned subsidiary, Viking International Limited (“Viking International”), purchased a drilling rig and associated equipment from Viking Drilling, LLC (“Viking Drilling”). Dalea owns 85% of Viking Drilling. Viking International paid $1.5 million in cash for the drilling rig and entered into a note to Viking Drilling in the amount of $5.9 million. The note is due and payable on August 1, 2010, bears interest at a fixed rate of 10% per annum and is secured by the drilling rig and associated equipment. Interest under the note is payable quarterly on November 1, 2009, February 1, 2010, May 1, 2010 and August 1, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Recent Developments

We are a vertically integrated, international oil and gas company engaged in the acquisition, development, exploration, and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Romania, and California. In addition, we plan to provide oilfield services and contract drilling services in Morocco and Turkey.

Strategic Transformation. We underwent a strategic transformation during 2008 as a result of a series of transactions with N. Malone Mitchell, 3rd, chairman of our board of directors. Mr. Mitchell founded Riata Energy, Inc. in 1985 and built it into one of the largest privately held oil and gas producers in the United States. In 2006, Mr. Mitchell sold his controlling interest in Riata Energy, Inc. (now Sandridge Energy, Inc.) and founded a group of companies that are primarily focused on investing in international energy opportunities.

In March 2008, we announced that we had entered into a strategic relationship with Riata Management, LLC (“Riata”), an entity owned by Mr. Mitchell and his wife. Our initial arrangements with Riata included an equity investment into us, the replacement of our farm-in partner in both of our Moroccan properties, the extension of a short term credit facility to us to repay our outstanding short-term debt, and the provision of technical and management expertise to assist us in successfully developing and expanding our international portfolio of projects.

During the second quarter of 2008, we completed a two-stage private placement issuing 35,000,000 common shares to Riata TransAtlantic, LLC (“Riata TransAtlantic”), Dalea Partners, LP (“Dalea”) and certain friends and family of Mr. Mitchell, for aggregate gross proceeds of Cdn$12 million. Mr. Mitchell is a manager of and has sole voting and dispositive power over the common shares held by Riata TransAtlantic, and Mr. Mitchell also owns and controls Dalea. We used the net proceeds to pay off all of our short-term debt, to fund international exploration activities and for general corporate purposes. Longe Energy Limited (“Longe”), an entity that was indirectly owned by Mr. Mitchell, his wife and children, replaced our prior farm-in partner in our Moroccan properties. In addition, Mr. Mitchell and Matthew McCann, general counsel for Riata, were designated by Riata and elected to our board of directors in connection with the private placement. Mr. Mitchell serves as chairman of our board of directors, and Mr. McCann also serves as our chief executive officer.

In the third quarter of 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, in December 2008, we acquired 100% of the issued and outstanding shares of Longe from Longfellow Energy, LP (“Longfellow”), an entity indirectly owned by Mr. Mitchell, his wife and children, in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Concurrently, we issued 35,416,667 common shares in a private placement with Dalea, Mr. McCann and other purchasers that have business or familial relationships with Mr. Mitchell, for gross proceeds of $42.5 million. Longe owns interests in our Moroccan properties and four drilling rigs, as well as associated service equipment, tubulars and supplies. Immediately after the Longe acquisition, we purchased at cost an additional $8.3 million in drilling and service equipment, tubulars and supplies from Viking Drilling, LLC, an entity in which Dalea owns 85%.

We anticipate that ownership of our own drilling rigs and service equipment will enable us to lower drilling and operating costs over the long term and control timing for development of our properties, thereby providing a competitive advantage. In addition, we expect that ownership of the drilling rigs will allow us to achieve operational capabilities in each country in which we operate. Because the availability of drilling rigs and service equipment is limited in Turkey, Morocco and Romania, we also anticipate that the Longe acquisition will create opportunities to increase acreage in each country in which we operate by drilling to earn interests in existing third party licenses. When the rigs and equipment are not operating on our properties, we expect to use them to provide drilling and oilfield services to third parties, creating additional opportunities.

Incremental Acquisition. In the first quarter of 2009, we acquired Incremental Petroleum Limited (“Incremental”) through our wholly-owned subsidiary, TransAtlantic Australia Pty. Ltd. (“TransAtlantic Australia”). We announced our intention to make an all cash takeover offer to acquire all of the outstanding shares of Incremental in the fourth quarter of 2008. The offer expired on March 6, 2009 and Incremental delisted from the Australian Stock Exchange on March 26, 2009. At March 31, 2009, we owned approximately 96% of Incremental’s outstanding common shares. We completed the acquisition of the remaining 4% of Incremental’s outstanding common shares through an Australian statutory procedure on April 20, 2009. The acquisition of Incremental expanded our rig fleet and increased our workforce of highly qualified field staff, engineers and geologists in Turkey, one of our target countries.

Through the Incremental acquisition, we acquired a 100% working interest in the Selmo oil field (“Selmo”) in southeastern Turkey. Situated on the northern edge of the Zagros fold belt of Iran and Iraq in southeast Turkey, Selmo has produced approximately 83 million barrels of oil to date from a total of 47 wells, 23 of which are still active. During the second quarter of 2009, the Selmo field produced 143,735 barrels of crude oil at an average rate of 1,580 barrels per day.

In addition, through the Incremental acquisition, we acquired a 55% working interest in the Edirne gas field located in the Thrace Basin in northeastern Turkey. We expect our initial eight wells in the Edirne field to come online in the fourth quarter of 2009 with net production to us exceeding 5.5 million cubic feet of natural gas per day. In addition to the existing wells, we have identified numerous additional prospects in the Edirne field that may add to future gas production.

Incremental’s other Turkish properties include a 100% working interest in License 4262, covering 2,805 acres in southeastern Turkey, a 100% working interest in four exploration licenses in Midyat in southeastern Turkey covering approximately 460,400 acres and a 50% working interest in eight exploration licenses in the Tuz Gulu basin in central Turkey covering approximately 870,000 acres.

Through the Incremental acquisition, we acquired interests in three projects in the San Joaquin Valley in central California. We own a non-operated working interest in the Kettleman Middle Dome Unit. This unit produces approximately 125 gross barrels of oil per day along with small amounts of associated natural gas. We own a 5% interest in five existing wells on the Kettleman Middle Dome Unit (three are currently producing). On all new projects and well proposals submitted and completed after May 16, 2008, we will own a 10% non-operated working interest. In addition, we drilled two wells in March and April 2009, paying 100% of the cost to earn a 50% interest in the McFlurrey natural gas project. We are currently testing and completing the two McFlurrey wells. We also own a 50% interest in the South East Kettleman North Dome oil field.

Drilling and Exploration Activity. In Turkey, we recently drilled the Atesler well on License 4262 (100% interest) to a depth of 10,851 feet (3,308 meters). We have moved a smaller rig to the location and commenced testing of the Atesler well in early August 2009. We drilled the Kirmizihoyuk-1 well and the Kusey Ikihoyuk-1 well on the Edirne license (55% interest) in the Thrace Basin and successfully tested two other wells on the Edirne license. We have commenced drilling the S-54 well in the Selmo field to a targeted depth of 6,500 feet (1,981 meters). In addition, we plan to drill up to four additional wells at Selmo and up to three additional wells at the Thrace Basin during the remainder of 2009.

In Morocco, we are currently drilling two wells. The OZW-1 well is being drilled at our cost to a targeted depth of at least 8,200 feet (2,500 meters) and up to 14,435 feet (4,400 meters) on the Ouezzane-Tissa exploration permit (50% interest). The HR-33bis well is now being drilled to a targeted depth of 4,921 feet (1,500 meters) in the Haricha field on the Tselfat exploration permit (100% interest). We conducted a 2D seismic survey in late 2008 and acquired 200 kilometers of 2D seismic over the Asilah permits (50% interest), and we are now acquiring an additional approximately 90 kilometers of 2D seismic on the Asilah permits.

In Romania, we recently completed drilling the Delta and Beta wells on the Izvoru license (100% interest). We plan to drill two other wells, one on the Vanatori license (100% interest) and one on the Marsa license (100% interest) in the third quarter of 2009. We will test and complete these four wells with a different rig once they have all been drilled. We then plan to drill three wells at our cost each to a total depth of approximately 3,280 feet (1,000 meters) on the Sud Craiova license (50% interest).

In California, we drilled two wells on the McFlurrey natural gas prospect (50% interest) to a depth of 4,500 feet (1,372 meters) in March and April 2009. We are now testing and completing these two wells.

With the exception of the wells in Romania and California, we conducted all of our 2009 drilling activities using our own rigs.

Sale of Common Shares. On June 22, 2009, we closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States. In the aggregate, we sold 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately $143.1 million. Of the 98,377,300 common shares sold, 41,818,000 common shares were offered and sold by us to Dalea. We used $61.8 million of the net proceeds towards paying off a credit agreement with Dalea. The remaining portion of the net proceeds will be used to fund our exploration and development activities and for general corporate purposes. In connection with these offerings, we entered into a registration rights agreement providing for the registration of up to 98,377,300 common shares issued in these offerings. Pursuant to the registration rights agreement, we filed a registration statement on Form S-1 (the “Registration Statement”) on July 20, 2009 to register the resale of 55,544,300 common shares. If the Registration Statement is not declared effective by October 1, 2009, we are required to pay to the holders of the registrable securities liquidated damages in cash equal to 1% of the purchase price of the registrable securities held by the holders on October 1, 2009, with an additional 1% if the Registration Statement is not declared effective by October 31, 2009, and a further 1% if the Registration Statement is not declared effective by November 30, 2009. If we do not pay the liquidated damages amount in full within seven calendar days after the date payable, interest would accrue on the unpaid amount until paid in full at the rate of 12% per annum. Notwithstanding the foregoing, in no event will Dalea, an entity controlled by our chairman, Mr. Mitchell, be entitled to receive any liquidated damages under the registration rights agreement.

Shareholder Approval of Proposed Continuance. On July 14, 2009, our shareholders approved a special resolution approving an arrangement under the Business Corporations Act (Alberta), involving our company and our shareholders, pursuant to which TransAtlantic Petroleum Corp. will be continued under the Companies Act 1981 of Bermuda under the name “TransAtlantic Petroleum Ltd.” We expect to complete the continuance in the third quarter of 2009. We believe that continuing our company to Bermuda will be beneficial to us and our shareholders because we will receive more favorable tax treatment in Bermuda.

EOT Acquisition. On July 23, 2009, our wholly-owned subsidiary, TransAtlantic Worldwide Ltd., acquired all of the ownership interests in Energy Operations Turkey, LLC (“EOT”) for total consideration of $7.8 million. EOT’s assets include a 50% interest in License 3118, interests in ten other exploration licenses in southern and southeastern Turkey, inventory and seismic data. License 3118, which covers approximately 96,000 acres (389 square kilometers), is located near the city of Diyarbakir in southeastern Turkey. In April and September 2008, EOT participated in the drilling of the Arpatepe-1 and Arpatepe-2 wells on License 3118, which represent Turkey’s first and second economic discoveries of crude oil from deeper, Paleozoic sandstone formations. The wells, which flowed naturally and were not stimulated, had initial production rates of 440 and 190 gross barrels per day, respectively, from limited perforations. At August 1, 2009, the wells were producing an aggregate of approximately 120 gross barrels per day.

Current Activities. Our current activities are focused on integrating the acquisitions of Incremental and EOT and developing our oil and gas properties in Turkey, Morocco, Romania and California. Our success will depend in part on discovering hydrocarbons in commercial quantities and then bringing these discoveries into production. To that end, we plan to execute on the following drilling and exploration activities during the remainder of 2009:

Turkey

•	Test and complete the Atesler exploratory well on License 4262, currently in progress

•	Drill the S-54 development well on the Selmo oil field, currently in progress

•	Drill up to 4 additional development wells on the Selmo oil field

•	Construct a gas gathering facility to bring Edirne gas field production online

•	Drill up to 3 development wells on the Edirne gas field once the field is in commercial production

•	Drill up to 3 exploration or appraisal wells on License 3118

Morocco

•	Drill the OZW-1 exploratory well on the Ouezzane-Tissa permits, currently in progress

•	Drill a second exploratory well on the Ouezzane-Tissa permits

•	Drill the HR-33bis exploratory well on the Tselfat permit, currently in progress

•	Drill a deeper exploratory well on the Tselfat permit

Romania

•	Drill 1 re-development well on the Vanatori license

•	Drill 1 re-development well on the Marsa license

•	Test and complete all 4 re-development wells on the Izvoru, Vanatori and Marsa licenses

•	Drill 3 exploratory wells on the Sud Craiova license

California

•	Test and complete the two recently drilled wells on the McFlurrey natural gas prospect, currently in progress

Change in Method of Accounting for Oil and Gas Exploration and Development Activities

        Effective January 1, 2009, we changed our method of accounting for our oil and gas exploration and development activities from the full cost method to the successful efforts method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. We believe the successful efforts method provides a more transparent representation of our results of operations and the ability to assess our investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in Notes 2 and 3 to our unaudited consolidated financial statements for the six months ended June 30, 2009 and 2008. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Oil and Gas Properties. In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned. Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

Valuation of Property and Equipment Other than Oil and Gas Properties. We follow the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that our long-lived assets, including drilling service and other equipment, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Impairment is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the difference in the carrying value and estimated fair value of the impaired asset.

Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. Accordingly, transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. generally accepted accounting principles. SFAS 141R is effective for periods beginning on or after December 15, 2008 and has been applied to the Incremental acquisition. SFAS 160 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and has been applied prospectively to the non-controlling interests from the Incremental acquisition.

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

Other Recent Accounting Pronouncements

The FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), on May 28, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

In December 2008, the Securities and Exchange Commission (the “SEC”) released Final Rule, “Modernization of Oil and Gas Reporting,” to revise the existing Regulation S-K and Regulation S-X oil and gas reporting requirements to align with current industry practices and technological advances. The final rule revises a number of definitions relating to oil and gas reserves, permits the disclosure in filings with the SEC of probable and possible reserves and permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (i) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (ii) file a report of a third party if we represent that the third party prepared reserves estimates or conducted a reserves audit, (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices, and (iv) disclose, in narrative form, the status of proved undeveloped reserves and changes in status of these from period to period. The provisions of this final ruling will become effective for disclosures in our Annual Report on Form 10-K for the year ended December 31, 2009. Management is still evaluating the impact of these changes on its financial statements.

U.S. Operations

In 2007, we decided to exit our U.S. operations and focus on the development of our international properties. As a result of the decision to sell our U.S. operations, we reclassified our U.S. properties as “discontinued operations.” Accordingly, revenues and expenses associated with our U.S. cost center in 2008 and comparative periods were reflected as components of “loss from discontinued operations.” Substantially all of these properties were sold late in 2007. In connection with the acquisition of Incremental, we acquired interests in non-operated properties in California. As a result of acquiring these properties in California, previously reported U.S. discontinued operations are now continuing and the results of operations in 2008 previously reported as discontinued have been reclassified to operating revenues, costs and expenses.

Results of Operations—Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Total crude oil and natural gas sales increased to $8.8 million in the six months ended June 30, 2009 from $61,000 realized in the first six months of 2008. The increase is the result of the acquisition of Incremental in the first quarter of 2009, as substantially all of our revenue is derived from the sale of crude oil from the Selmo oil field in Turkey.

Production Expenses. Production expenses for the six months ended June 30, 2009 increased to $3.2 million from $46,000 in the six months ended June 30, 2008. The increase in production expenses is the result of the acquisition of Incremental and its producing properties in the first quarter of 2009.

General and Administrative Expense. General and administrative expense was $4.8 million for the six months ended June 30, 2009 compared to $1.5 million in the six months ended June 30, 2008, primarily due to increased corporate staffing and salaries resulting from the acquisitions of Longe and Incremental in the fourth quarter of 2008 and the first quarter of 2009, respectively. We also recorded $779,000 in transaction expenses relating to the Incremental acquisition during the first six months of 2009.

International Oil and Gas Activities. During the six months ended June 30, 2009, we continued exploration activities in foreign countries including consulting, legal, accounting, travel and other costs necessary to further our identification and development of business opportunities. The following table presents exploration expenditures by country:

	For the Six Months Ended,
(in thousands)	June 30, 2009	June 30, 2008
Morocco	$1,177	$(711)
Romania	1,255	393
Turkey	1,029	281
Other and unallocated	2,106	186

Total	$5,567	$149

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $3.8 million for the six months ended June 30, 2009 as compared to $0 for the six months ended June 30, 2008. We had no assets subject to depreciation, depletion and amortization in the first six months of 2008 due to the write-down and sale of substantially all of our U.S. properties during 2007. The increase is due to the acquisition of Incremental in the first quarter of 2009 and drilling services equipment put in service during the first six months of 2009. We recorded $112,000 of accretion expense in the first six months of 2009 for asset retirement obligations related to the Incremental acquisition. We did not record any accretion expense in the first six months of 2008.

Interest and Other Income. Interest and other income increased to $199,000 for the six months ended June 30, 2009 as compared to $77,000 for the six months ended June 30, 2008, as a result of increased interest income on higher invested cash balances from the concurrent common share offerings closed in the second quarter of 2009.

Net Loss. The consolidated net loss for the six months ended June 30, 2009 was $20.6 million, or $0.13 per share (basic and diluted), compared to a consolidated net loss of $2.0 million, or $0.04 per share (basic and diluted), for the six months ended June 30, 2008. The net loss for the first six months of 2009 is primarily composed of production expenses of $3.2 million, seismic and other exploration costs of $3.6 million, depreciation, depletion and amortization expenses of $3.8 million, general and administrative expense of $4.8 million, and foreign exchange loss of $4.2 million relating to our financing of the acquisition of Incremental in the first quarter of 2009.

Results of Operations—Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Total crude oil and natural gas sales increased to $7.4 million in the second quarter of 2009 from $47,000 realized in the second quarter of 2008. The increase is the result of the acquisition of Incremental in the first quarter of 2009. Substantially all of our revenue is derived from the sale of crude oil from the Selmo oil field in Turkey. We sold 124,400 net barrels of crude oil at a realized price of $59.59 per barrel during the second quarter of 2009.

Production. We produced 143,735 gross barrels of crude oil during the quarter ended June 30, 2009 at an average rate of 1,580 barrels per day. Substantially all of our production is generated from the Selmo oil field in Turkey. We produced a nominal amount of crude oil in the second quarter of 2008.

Production Expenses. Production expenses in the second quarter of 2009 increased to $2.2 million from $17,000 in the second quarter of 2008. The increase in production expenses is the result of the acquisition of Incremental and its producing properties in the first quarter of 2009.

General and Administrative Expense. General and administrative expense increased to $3.1 million in the second quarter of 2009 compared to $884,000 in the second quarter of 2008, primarily due to increased corporate staffing and salaries resulting from the acquisitions of Longe and Incremental in the fourth quarter of 2008 and the first quarter of 2009, respectively. We also recorded $316,000 in transaction expenses relating to the Incremental acquisition during the second quarter of 2009.

International Oil and Gas Activities. During the three months ended June 30, 2009, we continued exploration activities in foreign countries including consulting, legal, accounting, travel and other costs necessary to further our identification and development of business opportunities. The following table presents exploration expenditures by country:

	For the Three Months Ended,
(in thousands)	June 30, 2009	June 30, 2008
Morocco	$(495)	$(766)
Romania	1,051	229
Turkey	377	242
Other and unallocated	1,313	81

Total	$2,246	$(214)

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $2.5 million in the second quarter of 2009 as compared with $0 in the second quarter of 2008. We had no assets subject to depreciation, depletion and amortization in the second quarter of 2008 due to the write-down and sale of substantially all of our U.S. properties during 2007. The increase is due to the acquisition of Incremental in the first quarter of 2009. We recorded $47,000 of accretion expense in the second quarter of 2009 for asset retirement obligations related to the Incremental acquisition. We did not record any accretion expense in the second quarter of 2008.

Interest and Other Income. Interest and other income increased to $88,000 in the second quarter of 2009 as compared to $50,000 in the second quarter of 2008 as a result of the concurrent common share offerings closed in the second quarter of 2009.

Net Loss. The consolidated net loss for the quarter ended June 30, 2009 was $7.1 million, or $0.04 per share (basic and diluted), compared to a consolidated net loss of $920,000, or $0.01 per share (basic and diluted), for the quarter ended June 30, 2008. The second quarter 2009 net loss is primarily composed of production expenses of $2.2 million, seismic and other exploration costs of $1.2 million, depreciation, depletion and amortization expense of $2.5 million, general and administrative expense of $3.1 million, international oil and gas activities of $2.2 million and interest and other expense of $1.7 million.

Capital Expenditures

We recorded capital expenditures of $22.6 million for the second quarter of 2009, compared to $265,000 for capital expenditures in the second quarter of 2008. The increase in capital expenditures is primarily due to drilling activities and the acquisition of equipment in the second quarter of 2009.

For the six months ended June 30, 2009, we have incurred $33.1 million in capital expenditures, excluding the Incremental acquisition, compared to capital expenditures of $265,000 for the six months ended June 30, 2008. We expect to incur capital expenditures of approximately $64.0 million for the remainder of 2009, of which approximately $33.0 million is planned to be incurred for exploration and production activities and approximately $31.0 million is planned to be incurred for equipment and other capital expenditures.

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

Liquidity and Capital Resources

Our primary sources of liquidity for 2008 and the first six months of 2009 were our cash and cash equivalents and proceeds from the issuance of our common shares. Since the acquisition of Incremental, our primary sources of liquidity have been cash flow from operations and proceeds from the sale of our common shares. At June 30, 2009, we had cash and cash equivalents of $79.1 million, $2.8 million in short-term debt, $492,000 in long-term debt and working capital of $64.4 million compared to cash and cash equivalents of $30.1 million, no debt, and working capital of $28.9 million at December 31, 2008. Cash used in operating activities during the second quarter of 2009 was $5.6 million compared to cash provided by operating activities of $1.4 million in the second quarter of 2008, primarily as a result of changes in the net loss from operations, depreciation, depletion and amortization, accounts receivable and accounts payable.

On July 5, 2007, Petroleum Exploration Mediterranean International Pty. Ltd. (“PEMI”), a wholly-owned subsidiary of Incremental, entered into a general credit agreement (the “PEMI Credit Agreement”) with Turkiye Garanti Bankasi. PEMI borrowed $5.5 million under the PEMI Credit Agreement in order to fund drilling and development activity in the Selmo oil field. The loan bears interest at a rate of 7.6% per annum, and all outstanding principal and interest under the PEMI Credit Agreement is due August 6, 2010. As of June 30, 2009, $3.3 million in principal is outstanding under the PEMI Credit Agreement, of which $2.8 million is short-term.

On July 23, 2009, in connection with our acquisition of EOT, we entered into a promissory note with the sellers in the amount of $1.5 million due July 23, 2010. The note bears interest at a fixed rate of 3% per annum.

On July 27, 2009, in connection with our purchase of a drilling rig from Viking Drilling, LLC, we entered into a promissory note in the amount of $5.9 million. Dalea owns 85% of Viking Drilling, LLC. The note is due and payable on August 1, 2010, bears interest at a fixed rate of 10% per annum and is secured by the drilling rig and associated equipment. Interest under the note is payable quarterly on November 1, 2009, February 1, 2010, May 1, 2010 and August 1, 2010

In December 2008, we issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers that have business and familial relationships with Mr. Mitchell, that resulted in gross proceeds of $42.5 million. We used a large portion of the net proceeds to purchase additional equipment for our planned drilling and service operations in Turkey, Morocco and Romania, to fund drilling activities in those countries and for general corporate purposes.

On June 22, 2009, we closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States. In the aggregate, we sold 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately Cdn$162.3 million (approximately $143.1 million). Of the 98,377,300 common shares sold, 41,818,000 common shares were offered and sold by us to Dalea. We used $61.8 million of the net proceeds towards paying off a credit agreement with Dalea. The remaining portion of the net proceeds will be used to fund our exploration and development activities and for general corporate purposes.

In addition, we have cash flow from operations from our acquisition of Incremental, which included a 100% working interest in the producing Selmo oil field among other assets. In order to partially fund our expanded 2009 and 2010 drilling program, we plan to secure a reserves-based credit line by the fourth quarter of 2009. Upon successful completion of this credit facility, we believe that our cash and cash equivalents and cash flow from operations will be sufficient to fund our planned operations through the first quarter of 2010.

Contractual Obligations

There are no material changes to our contractual obligations at June 30, 2009 compared to our contractual obligations at December 31, 2008.

Related Party Transactions

Effective May 1, 2008, we entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking Drilling, LLC, Longe, MedOil Supply, LLC and Riata Management, LLC (“Riata”). Mr. Mitchell and his wife own 100% of Riata. In addition, Mr. Mitchell, his wife and children indirectly own 100% of Longfellow. Prior to our acquisition of Longe, Longe was owned 100% by Longfellow. Riata owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling, LLC. Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. We recorded expenditures for the three and six months ended June 30, 2009 of $2.5 million and $6.1 million, respectively, for goods and services provided to us under the Service Agreement, of which $5.3 million was payable at June 30, 2009. The Company recorded expenditures for the three and six months ended June 30, 2008 of $13,000 for goods and services provided to the Company under the Service Agreement. Payables in the amount of $1.1 million due under the Service Agreement at March 31, 2009 were settled in cash during the second quarter of 2009. There were no amounts payable to us under the Service Agreement at June 30, 2009.

On November 28, 2008, we entered into the Credit Agreement with Dalea. The purpose of the Credit Agreement was to fund the offer for Incremental. Pursuant to the Credit Agreement, as amended, until June 30, 2009, we could request advances from Dalea of (i) up to $62,000,000 for the sole purpose of purchasing Incremental common shares in connection with the offer, plus related transaction costs and expenses; and (ii) up to $14,000,000 for general corporate purposes. There were no amounts outstanding under the Credit Agreement as of December 31, 2008. We borrowed an aggregate of $64.6 million under the Credit Agreement and paid interest of $2.0 million during the first six months of 2009. The loan was repaid in full, including $389,000 in accrued interest, on June 23, 2009, at which time the Credit Agreement was terminated.

On March 20, 2009, TransAtlantic Australia purchased 15,025,528 common shares of Incremental from Mr. Mitchell. TransAtlantic Australia acquired these shares from Mr. Mitchell for cash at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with us. Mr. Mitchell had purchased the Incremental shares between October 27, 2008 and December 23, 2008 at an average price of AUD $0.99 per share.

Effective January 1, 2009, our wholly-owned subsidiary, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), entered into a lease agreement under which it leases rooms, flats and office space at a resort hotel owned by a Turkish company controlled by Mr. Mitchell. Under the lease agreement, TransAtlantic Turkey pays the Turkish New Lira equivalent of $5,000 per month base rent and up to 45,000 Turkish New Lira per month (approximately $26,000 per month) in operating expense reimbursement. The lease agreement has a one-year term. The amounts we paid under the lease agreement are included in amounts paid under the Service Agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2009.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” and are prospective. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “project,” “estimate,” “continue” or similar words suggesting future outcomes or statements regarding an outlook. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: market prices for natural gas, natural gas liquids and oil products; estimates of reserves and economic assumptions; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; the global economic crisis and economic conditions in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; and the other factors discussed in other documents that we file with or furnish to the SEC. The impact of any one factor on a particular forward-looking statement is not determinable with certainty, as such factors are interdependent upon other factors. In that regard, any statements as to future natural gas or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; cash flows; uses of cash flows; collectability of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other things contemplated by the forward-looking statements will not occur. Assumptions have been made regarding, among things, future crude oil and natural gas prices, continuing access to our fields, availability of qualified personnel to staff drilling rigs, tax and royalty regimes remaining unchanged, obtaining drilling success consistent with expectations, necessary government and regulatory approvals being obtained, estimated timelines being met and actual costs being consistent with estimated costs.

Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events or otherwise, except as required by applicable securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

On December 30, 2008, we acquired Longe. During the first quarter of 2009, we acquired a controlling interest in Incremental and completed the acquisition of Incremental’s remaining outstanding shares in the second quarter of 2009. We have not been able to conduct an evaluation of internal control over financial reporting for either of the acquired entities. We are in the process of integrating the operations of Incremental and Longe with those of our company and incorporating the internal controls and procedures of Incremental and Longe into our internal control over financial reporting. Excluding Incremental and Longe, there were no changes to our internal control over financial reporting during our last fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Any material change to our internal control over financial reporting due to the acquisitions of Incremental and Longe will be disclosed in our annual report for the fiscal year ending December 31, 2009 in which our assessment that encompasses Incremental and Longe will be included.

PART II.

Item 1.	Legal Proceedings

Incremental has been involved in litigation with persons who claim ownership of a portion of the surface at the Selmo oil field in Turkey. These cases are being vigorously defended by Incremental and Turkish government authorities. We do not have enough information to estimate the value of the purported surface owners’ claims, and no reserve has been recorded for this litigation.

Item 1A.	Risk Factors

During the second quarter of 2009, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and “Part II, Item 1A” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, except for the additional risk factors listed below.

We will require significant capital to continue our exploration and development activities beyond the first quarter of 2010.

We have plans for substantial capital expenditures that we may be unable to finance beyond the first quarter of 2010 on acceptable terms, or at all, which may have a material adverse effect on our operations. Our future growth depends on our ability to make large capital expenditures for the exploration, development and production of natural gas and oil properties.

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

Global financial conditions have been subject to increased volatility. This may impact our ability to obtain equity, debt or bank financing in the future and may adversely impact our operations.

Current global financial conditions have been subject to increased volatility and numerous commercial and financial enterprises have either gone into bankruptcy or creditor protection or have had to be rescued by governmental authorities. Access to public financing has been negatively impacted by sub-prime mortgage defaults, the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, massive investment losses by banks with resultant recapitalization efforts and deterioration in the global economy. These factors may impact our ability to obtain equity, debt or bank financing on terms commercially reasonable to us, if at all. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these increased levels of volatility and market turmoil continue, our operations could be adversely impacted and the trading price of our securities could continue to be adversely affected.

Banks have been adversely affected by the worldwide economic crisis and have severely curtailed existing liquidity lines, increased pricing and introduced new and tighter borrowing restrictions to corporate borrowers, with extremely limited access to new facilities or for new borrowers. These factors could negatively impact our ability to access liquidity needed for our business in the longer term.

We could experience labor disputes that could disrupt our business in the future.

        As of July 31, 2009, approximately 75 of our employees that are employed by one of our Turkish subsidiaries are represented by a collective bargaining agreement with the Turkish Employers Association of Chemical, Oil and Plastic Industries (KIPLAS) and the Petroleum, Chemical and Rubber Workers Union of Turkey (PETROL-IS). This agreement terminates in January 2010. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. Therefore, potential work disruptions from labor disputes may result, which may disrupt our business and adversely affect our financial condition and results of operations.

Tax consequences may arise from the proposed continuance of our company under the Companies Act 1981 of Bermuda under the name “TransAtlantic Petroleum Ltd.”

There may be material adverse tax consequences to us arising from the proposed continuance of our company to Bermuda. Furthermore, the tax consequences of holding common shares of TransAtlantic Petroleum Ltd. if, and when, we continue to Bermuda may be materially different from holding our common shares. Please see the information circular and proxy statement dated June 2, 2009 for the special meeting of shareholders held on July 14, 2009, under the heading “Certain Material Income Tax Considerations,” for further information on the potential tax consequences arising from the proposed continuance to Bermuda.

Undeveloped resources are uncertain.

We have undeveloped resources. Undeveloped resources, including undeveloped reserves, by their nature, are significantly less certain than developed resources. The discovery, determination and exploitation of undeveloped resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital we need to develop these resources. There is no certainty that we will discover additional resources or that resources will be economically viable or technically feasible to produce.

Our operations are primarily conducted in Morocco, Romania and Turkey and we are subject to political, economic and other risks and uncertainties in these countries.

Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

•	the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

•	taxation policies, including royalty and tax increases and retroactive tax claims;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

•	laws and policies of the United States and of the other countries in which we operate affecting foreign trade, taxation and investment;

•

the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

Acts of violence, terrorist attacks or civil unrest in Turkey could adversely affect our business.

We currently derive substantially all of our revenue from the Selmo oil field in southeastern Turkey. In addition, we have plans for substantial exploration activities in Turkey and expect to being producing gas from the Thrace Basin in northeastern Turkey in the fourth quarter of 2009. Recently, areas of Turkey have experienced political, social or economic problems, terrorist attacks, insurgencies or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and our operations. Despite these precautions, the safety of our personnel and operations in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors or our operations could be disrupted, any of which could have a material adverse effect on our business and results of operations.

Offers or availability for sale of a substantial number of common shares may cause the market price of our common shares to decline.

Upon effectiveness of the Registration Statement, the 55,544,300 shares registered for resale under the Registration Statement will become freely tradable. The ability of our shareholders to sell substantial amounts of our common shares in the public market, including shares covered by the Registration Statement, or upon the expiration of any statutory holding period under Rule 144, could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common shares could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We are involved in litigation over the ownership of a portion of the surface rights at the Selmo oil field in Turkey.

        Substantially all of our revenue is generated from the sale of oil produced from the Selmo oil field in Turkey. Our subsidiary, Incremental, has been involved in litigation with persons who claim ownership of a portion of the surface rights at Selmo. We and the Turkish government are vigorously defending these cases. Although the litigation does not affect our ownership of the Selmo production license, if this litigation is not resolved in our favor, our operations on the affected portions of the Selmo oil field could be materially disrupted. A material disruption to our operations at Selmo could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of Incremental, on April 8, 2009, in exchange for the assignment of all outstanding options to acquire shares of Incremental to us, we paid the Incremental option holders an aggregate of $721,000 in cash and issued them an aggregate of 101,585 common shares and 829,960 common share purchase warrants. Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share at an exercise price of $1.20 per share. The common shares and common share purchase warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act. Each option holder certified that it was not a U.S. person and was not acquiring the securities for the account of a U.S. person. In addition, we implemented offering restrictions in accordance with the requirements of Regulation S and the securities were issued with appropriate legends in accordance with Regulation S.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of shareholders on June 16, 2009 to (i) elect six directors to the board of directors, each for a one-year term; (ii) appoint KPMG LLP to serve as our auditor and independent registered public accounting firm until the close of the next annual meeting; and (iii) approve the TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan. The table below shows the results of the shareholders’ voting:

	Votes in Favor	Votes Withheld/ Against	Abstain	Broker Non- Votes
Election of Directors
N. Malone Mitchell, 3rd	132,242,320	141,002	0	0
Brian E. Bayley	132,252,692	135,624	0	0
Scott C. Larsen	132,252,720	143,598	0	0
Matthew W. McCann	132,252,720	135,596	0	0
Alan C. Moon	132,244,718	145,996	0	0
Michael D. Winn	132,247,314	135,596	0	0
Appointment of KPMG LLP	132,248,576	18,600	0	0
Approval of the 2009 Long-Term Incentive Plan	112,726,869	127,747	0	19,465,904

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate and Articles of Continuance dated June 10, 1997 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.2	Certificate and Articles of Amendment dated December 2, 1998 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.3	Certificate and Articles of Amalgamation dated January 1, 1999 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.4	Certificate of Amendment and Registration of Restated Articles dated January 17, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2008).

3.5	By-law No. 1 dated June 2, 1997 (incorporated by reference to Exhibit 1.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3	Registration Rights Agreement, dated June 22, 2009, by and between TransAtlantic Petroleum Corp., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2009, filed with the SEC on June 25, 2009).

10.1	Form of Common Share Purchase Warrant, dated April 2, 2009, by and between TransAtlantic Petroleum Corp. and holders of options to purchase shares of Incremental Petroleum Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 27, 2009).

10.2	TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan (incorporated by reference from Appendix B to the Definitive Proxy Statement filed by TransAtlantic Petroleum Corp. with the Securities and Exchange Commission on April 30, 2009).

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 16, 2009, filed with the SEC on June 22, 2009).

10.4	Fifth Amendment to Credit Agreement, dated May 30, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2009, filed with the SEC on June 1, 2009).

10.5	Fourth Amendment to Credit Agreement, dated as of April 28, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2009, filed with the SEC on May 4, 2009).

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Matthew McCann
Matthew McCann
Chief Executive Officer

By:	/s/ Hilda Kouvelis
Hilda Kouvelis
Chief Financial Officer

Date: August 14, 2009

INDEX TO EXHIBITS

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate and Articles of Continuance dated June 10, 1997 (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.2	Certificate and Articles of Amendment dated December 2, 1998 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.3	Certificate and Articles of Amalgamation dated January 1, 1999 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

3.4	Certificate of Amendment and Registration of Restated Articles dated January 17, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2008).

3.5	By-law No. 1 dated June 2, 1997 (incorporated by reference to Exhibit 1.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3	Registration Rights Agreement, dated June 22, 2009, by and between TransAtlantic Petroleum Corp., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2009, filed with the SEC on June 25, 2009).

10.1	Form of Common Share Purchase Warrant, dated April 2, 2009, by and between TransAtlantic Petroleum Corp. and holders of options to purchase shares of Incremental Petroleum Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 27, 2009).

10.2	TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan (incorporated by reference from Appendix B to the Definitive Proxy Statement filed by TransAtlantic Petroleum Corp. with the Securities and Exchange Commission on April 30, 2009).

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 16, 2009, filed with the SEC on June 22, 2009).

10.4	Fifth Amendment to Credit Agreement, dated May 30, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2009, filed with the SEC on June 1, 2009).

10.5	Fourth Amendment to Credit Agreement, dated as of April 28, 2009, by and between Dalea Partners, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2009, filed with the SEC on May 4, 2009).

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.