Form 10-Q/A
period 2009-03-31
TRANSATLANTIC PETROLEUM CORP.
filed 2009-09-24
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of September 23, 2009, the registrant had 253,636,666 common shares outstanding.

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 on May 27, 2009 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed to make the following changes:

•

Update the Consolidated Statements of Cash Flows to disclose the acquisition of shares of Incremental Petroleum Limited (“Incremental”) from Mr. Mitchell as a related party transaction on the face of the Consolidated Statements of Cash Flows;

•	Remove the going concern note in the Consolidated Balance Sheet and note 1;

•

Update Items 1 and 2 of Part I to remove the use of the term “Riata Group” and replace it with disclosure that specifies Mr. Mitchell’s relationship with each of the entities that was previously disclosed as a member of the “Riata Group;”

•

Update note 4 and Item 2 of Part I to clarify the timeline relating to the acquisition of common shares of Incremental and to state that interim 2008 pro forma information relating to the acquisition of Incremental was not presented because we determined that it was impracticable to provide such information;

•	Update note 16 and Item 2 of Part I to disclose the parties to the Service Agreement and how amounts recorded for goods or services are determined;

•	Disclose the terms and conditions of our commitments for our permits and contracts in note 15 of Part I;

•	Add the disclosure required by SFAS 69 in the notes to financial statements under “Supplemental disclosures about oil and gas producing activities (unaudited)” in Item 1 of Part I; and

•	Add the risk factors relating to our risks of operating in Morocco, Romania and Turkey and the Company’s risks due to civil unrest in Turkey in Item 1A of Part II.

This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission in connection with the staff’s review of the Original Report and to conform certain information to the disclosures presented in the Company’s Form 10-Q for the quarter ended June 30, 2009. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. In particular, only Items 1 and 2 of Part I and Item 1A of Part II have been revised. Notes 2, 5, 7, 11, 12, and 14 of the notes to the consolidated financial statements have not been revised.

Other than as noted above, no other changes have been made to the Original Report. In addition, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings subsequent to the filing of the Original Report.

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

TRANSATLANTIC PETROLEUM CORP.

Consolidated Balance Sheets

(Unaudited)

(Thousands of U.S. Dollars)

	March 31, 2009	Dec. 31, 2008 *
		(restated – note 3)
LIABILITIES, STOCKHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS

Current liabilities:
Accounts payable	$3,768	$3,962
Accounts payable – related party (note 16)	1,218	1,517
Accrued liabilities	2,994	821
Loans payable (note 9)	2,543	—

Total current liabilities	10,523	6,300

Long-term liabilities:
Loans payable – related party (note 9)	59,001	—
Loans payable	1,217	—
Asset retirement obligations (note 8)	5,795	14
Deferred income taxes (note 11)	11,981	—

Total long-term liabilities	77,994	14

Total liabilities	88,517	6,314

Commitments and contingencies (note 15)

Stockholders’ equity and non-controlling interests (note 10):
Common stock, $0.00 par value, unlimited shares authorized, issued and outstanding -155,007,781 as of March 31, 2009 and 154,957,781 as of December 31, 2008	—	—
Additional paid in capital	133,398	133,062
Additional paid in capital – warrants	5,228	5,228
Accumulated other comprehensive loss	(133)	—
Accumulated deficit	(76,644)	(63,350)
Non-controlling interest (note 4)	2,505	—

Total stockholders’ equity and non-controlling interests	64,354	74,940

Total liabilities, stockholders’ equity and non-controlling interests	$152,871	$81,254

*	Financial information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Thousands of U.S. Dollars, except for per share amounts)

	Three months ended March 31,
	2009	2008*
		(restated - note 3)
Revenues:
Oil and gas sales	$1,362	$14

Total revenues	1,362	14

Costs and expenses:
Production	1,003	29
Seismic and other exploration	2,390	—
General and administrative	1,672	638
International oil and gas activities	3,321	363
Share-based compensation	321	—
Accretion of asset retirement obligations	65	—
Depreciation, depletion and amortization	1,296	—

Total costs and expenses	10,068	1,030

Operating loss	8,706	1,016

Other (income) expense:

Interest and other expense	660	86
Interest and other income	(111)	(27)
Foreign exchange loss	4,348	—

Total other (income) expense	4,897	59

Loss before income taxes	13,603	1,075
Income tax benefit	(53)	—

Net loss	13,550	1,075
Non-controlling interest, net of tax	(256)	—

Net loss attributable to TransAtlantic Petroleum Corp.	$13,294	$1,075

Other comprehensive loss:
Foreign currency translation adjustment	133	—

Comprehensive loss	$13,427	$1,075

Basic and diluted net loss per common share attributable to TransAtlantic Petroleum Corp. stockholders	$0.09	$0.02
Basic and diluted weighted average number of shares outstanding	155,008	43,271

*	Financial information for the three months ended March 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

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

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of U.S. Dollars)

	Three months ended March 31,
	2009	2008*
		(restated - note 3)
Cash provided by (used in):

Net loss attributable to TransAtlantic Petroleum Corp.	$(13,294)	$(1,075)

Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	321	61
Foreign exchange losses	(58)	—
Deferred tax and other charges	128	—
Non-controlling interest	(256)	—
Depreciation, depletion and amortization	1,296	—
Accretion of asset retirement obligations	65	—

Changes in operating assets and liabilities, net of effect of acquisition:

Accounts receivable	(565)	(1,461)
Prepaid expenses	2,239	30
Accounts payable and accrued liabilities	(680)	1,481

Net cash used in operating activities	(10,804)	(964)

Investing activities:

Acquisition of Incremental Petroleum, net of cash (note 4)	(37,424)	—
Acquisition of Incremental Petroleum shares – related party (note 4)	(11,182)	—
Additions to unproved oil and gas properties	(1,164)	—
Additions to drilling services and other equipment	(9,313)	—
Restricted cash	(1,506)	(20)

Net cash used in investing activities	(60,589)	(20)

Financing activities:

Exercise of stock options	15	—
Loan proceeds – related party (note 9)	59,001	—

Net cash provided by financing activities	59,016	—

Effect of exchange rate changes on cash	(75)	—

Change in cash and cash equivalents	(12,452)	(984)

Cash and cash equivalents, beginning of period	30,052	2,224

Cash and cash equivalents, end of period	$17,600	$1,240

*	Financial information for the three months ended March 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

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

To execute this new strategy, in 2008 the Company:

1.	acquired 100% of the issued and outstanding shares of Longe Energy Limited (“Longe”) in consideration for the issuance of 39,583,333 common shares of the Company and 10,000,000 common share purchase warrants;

2.	concluded a concurrent 35,416,667 common share private placement pursuant to which Dalea Partners, LP (“Dalea”), an entity 100% owned by Mr. Mitchell and his wife, and others invested $42.5 million in the Company. Both the Longe acquisition and the private placement closed in December 2008 and were approved by the Company’s shareholders; and

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

2.	Significant accounting policies

Basis of preparation

Beginning January 1, 2009, the Company adopted U.S. GAAP as its reporting standard for the presentation of its consolidated financial statements. The consolidated financial statements include the accounts of the Company and all majority-owned, controlled subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

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

The following tables summarize the consideration paid in the Incremental acquisition, and the preliminary purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition dates, as well as the acquisition-date fair value of the non-controlling interests in Incremental (in U.S. Dollars, unless otherwise indicated):

Consideration:	(in thousands	)
Payment of cash amounting to $83,036,483 Australian Dollars for the acquisition of 76,532,473 shares of Incremental, translated into U.S. Dollars based on the exchanges rates in effect on the dates of the transactions, ranging from February 18, 2009 through March 20, 2009	$53,942
Payment of cash to retire share-based payment arrangements of Incremental	721

Total cash consideration	54,663

Issuance of 101,585 common shares of the Company to retire share-based payment arrangements of Incremental	71
Issuance of 829,960 warrants to purchase the Company’s common shares to retire share-based payment arrangements of Incremental	207

Fair value of total consideration transferred	$54,941

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

The following table presents pro forma data that reflects revenue, loss before income taxes, net loss and loss per share for the quarter ended March 31, 2009 as if the Incremental Acquisition had occurred as of January 1, 2009.

March 31, 2009
Oil and gas sales	$5,304
Loss before income taxes	14,417

Net loss	14,534

Basic and diluted loss per share	$(0.10)

The Company has not included a pro forma presentation as of March 31, 2008. Incremental was an Australian publicly listed company, was not required to file quarterly financial statements and maintained its historical results of operations in accordance with International Financial Reporting Standards. Accordingly, preparing pro forma information in accordance with U.S. GAAP for the 2008 interim periods is an extremely difficult task, and therefore, the Company determined that it would be impracticable to provide such information.

Longe Energy

On September 19, 2008, the Company entered into a purchase agreement for the acquisition of all of the issued and outstanding shares of Longe from Longfellow Energy, LP, an entity indirectly owned by Mr. Mitchell, his wife and children, and agreed to make a concurrent private placement of TransAtlantic common shares. The transactions closed on December 30, 2008 (the “Closing Date”). Longe is an exploration stage company whose activity through the Closing Date had been to acquire oilfield service equipment and exploration licenses in Morocco. Longe, a private Bermuda limited company, was incorporated on April 14, 2008 and became an indirect wholly-owned subsidiary of the Company on December 30, 2008. Pursuant to the terms of the purchase agreement, the Company acquired all of the issued and outstanding shares of Longe in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Concurrently with the acquisition, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, LLC (“Riata TransAtlantic”), Matthew McCann, at the time a director of the Company, and other purchasers with business or familial relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million to the Company. Mr. Mitchell manages Riata TransAtlantic.

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

The Company’s commitments for permits as of March 31, 2009 included commitments to:

•	Drill one well on the Tselfat permit in Morocco;

•	Drill one well on one of the Guercif permits in Morocco;

•	Drill one well on the Vanatori permit in Romania;

•	Drill one well on the Marsa permit in Romania;

•	Drill three wells on the Izvoru permit in Romania; and

•	Conduct miscellaneous exploratory activities on several of the Company’s Turkish licenses.

The Company’s commitments for contracts as of March 31, 2009 included commitments to:

•	Drill three wells on the Ouezzane-Tissa permits in Morroco in accordance with the Company’s farm-out agreement with Direct;

•	Drill three wells on the Sud Craiova license in Romania in accordance with the Company’s farm-out agreement with Sterling; and

•	Drill one well on license 4325 in Turkey in accordance with the Company’s agreement with Selsinsan Petrol Maden.

16.	Related party transactions

Effective May 1, 2008, the Company entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking Drilling, LLC, Longe, MedOil Supply, LLC and Riata Management, LLC (“Riata”). Mr. Mitchell and his wife own 100% of Riata. In addition, Mr. Mitchell, his wife and children indirectly own 100% of Longfellow. Prior to the Company’s acquisition of Longe, Longe was owned 100% by Longfellow. Riata owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling, LLC. Under the terms of the Service Agreement, the Company pays, or is paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. The Company recorded expenditures for the three months ended March 31, 2009 of $2.5 million for goods and services provided to the Company under the Service Agreement, of which $1.1 million was payable at March 31, 2009. Payables in the amount of $1.5 million due under the Service Agreement at the end of 2008 were settled in cash during the first quarter of 2009. Payables in the amount of $1.1 million due under the Service Agreement at the end of the first quarter of 2009 were settled in cash during the second quarter of 2009. There were no amounts payable to the Company under the Service Agreement as of March 31, 2009.

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

17.	Subsequent events

Long-Term Incentive Plan

On February 9, 2009, the board of directors approved the TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan (the “Plan”), under which the Company plans to award restricted stock units or other stock-based compensation to certain of its directors, officers, employees and consultants. The Plan was approved by the Company’s shareholders on June 16, 2009.

Continuance

On July 14, 2009, the Company’s shareholders approved a plan of arrangement under the Business Corporations Act (Alberta), involving the Company and its shareholders, pursuant to which the Company would be continued under the Companies Act 1981 of Bermuda under the name “TransAtlantic Petroleum Ltd.” The Company expects the continuance to be completed in the fourth quarter of 2009.

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

In connection with these offerings, the Company entered into a registration rights agreement providing for the registration of up to 98,377,300 common shares issued in these offerings (the “Registrable Securities”). Pursuant to the registration rights agreement, on July 20, 2009, the Company filed a Registration statement on Form S-1 registering the resale of 55,544,300 common shares. The Company is required to use its commercially reasonable efforts to keep the registration statement effective until all of the Registrable Securities have been sold or may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, by non-affiliates of the Company.

If this registration statement is not declared effective by October 1, 2009, the Company is required to pay to the holders of the Registrable Securities (other than Dalea) liquidated damages in cash equal to 1% of the purchase price of the Registrable Securities held by the holders on October 1, 2009 (approximately Cdn $916,000 or $840,000), with an additional 1% if the registration statement is not declared effective by October 31, 2009 (approximately Cdn $916,000 or $840,000), and a further 1% if the registration statement is not declared effective by November 30, 2009 (approximately Cdn $916,000 or $840,000). If the Company does not pay the liquidated damages amount in full within seven calendar days after the date payable, interest would accrue on the unpaid amount until paid in full at the rate of 12% per annum.

In addition, the Company will pay the holders of the Registrable Securities liquidated damages in cash equal to 1% of the purchase price of the Registrable Securities held by them on December 20, 2009 (approximately Cdn $916,000 or $840,000), if the Company (a) is not on such date subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (b) has not been for a period of at least 90 days immediately before such date, subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; or (c) has not filed all required reports under Section 13 or 15(d) of the Exchange Act, as applicable, during the twelve months preceding such date, other than Form 8-K reports, as a result of which the holders of Registrable Securities who are not affiliates of the Company would not be able to sell their Registrable Securities under Rule 144.

Notwithstanding the foregoing, in no event will Dalea, an entity controlled by the Company’s chairman, Mr. Mitchell, be entitled to receive any liquidated damages under the registration rights agreement. The Company has not recorded a liability for liquidated damage payments under the registration rights agreement.

Supplemental disclosures about oil and gas producing activities (unaudited)

The estimates of proved reserves and related valuations for the quarter ended March 31, 2009 were based upon the reports prepared by independent petroleum engineers. Estimate of proved reserves and related valuations was prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69, or SFAS 69, Disclosures about Oil and Gas Producing Activities. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. All of the Company’s proved oil and natural gas reserves are attributable to properties within Turkey. A summary of the Company’s changes in quantities of proved oil and natural gas reserves for the three months ended March 31, 2009, are as follows:

	Natural Gas (MMcf)	Oil (MBbl)
Beginning balance, December 31, 2008	—	—
Extensions and discoveries	—	—
Purchase of minerals in place	784	9,253
Production	—	(50)
Revisions to previous estimates	—	—

Ending balance, March 31, 2009	784	9,203
Proved developed reserves:
March 31, 2009	—	3,977

The purchase of minerals in place consists of the Incremental acquisition. See further discussion in Note 4—Acquisitions.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows were computed by applying prices at quarter end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at quarter end, based on quarter-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved.

Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s oil and natural gas properties.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

(in thousands)	March 31, 2009
Future petroleum and natural gas sales, net of royalties	$359,537
Future production costs	(152,171)
Future development costs	(38,713)
Future income tax expense	(33,810)

Future net cash flows	134,843
10% annual discount for estimated timing of cash flows	(51,611)

Standardized measure of discounted future net cash flows	$83,232

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

(in thousands)	Three Months Ended March 31, 2009
Beginning Balance	$—
Sales and transfers of oil and gas produced during the period	(354)
Net change due to purchase of minerals in place	83,586

Ending Balance	$83,232

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Incremental Acquisition. The highlight of the first quarter of 2009 was the acquisition of Incremental Petroleum Limited (“Incremental”) through our wholly-owned subsidiary, TransAtlantic Australia Pty. Ltd. (“TransAtlantic Australia”). We announced our intention to make an all cash takeover offer (the “Offer”) to acquire all of the outstanding shares of Incremental in the fourth quarter of 2008. The Offer closed on March 6, 2009 and Incremental delisted from the Australian Stock Exchange on March 26, 2009. At March 31, 2009, we owned approximately 96% of Incremental’s outstanding common shares. We completed the acquisition of the remaining 4% of Incremental’s outstanding common shares through an Australian statutory procedure on April 20, 2009. The acquisition of Incremental expanded our rig fleet and increased our workforce of highly qualified field staff, engineers, and geologists in Turkey, one of our target countries.

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

Related Party Transactions

Effective May 1, 2008, we entered into a service agreement, as amended (the “Service Agreement”), with Longfellow Energy, LP (“Longfellow”), Viking Drilling, LLC, Longe, MedOil Supply, LLC and Riata Management, LLC (“Riata”). Mr. Mitchell and his wife own 100% of Riata. In addition, Mr. Mitchell, his wife and children indirectly own 100% of Longfellow. Prior to our acquisition of Longe, Longe was owned 100% by Longfellow. Riata owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling, LLC. Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. We recorded expenditures for the quarter ended March 31, 2009 of $2.5 million for goods and services provided to us, of which $1.1 million was payable at March 31, 2009. Payables in the amount of $1.5 million due under the Service Agreement at the end of 2008 were settled in cash during the first quarter of 2009. Payables in the amount of $1.1 million due under the Service Agreement at the end of the first quarter of 2009 were settled in cash during the second quarter of 2009. There were no amounts payable to us under the Service Agreement as of March 31, 2009.

On November 28, 2008, we entered into a credit agreement (the “Credit Agreement”) with Dalea. Mr. Mitchell and his wife own 100% of Dalea. The purpose of the Credit Agreement was to fund the Offer by TransAtlantic Australia for all of the outstanding shares of Incremental. On January 21, 2009, we entered into the First Amendment to Credit Agreement to extend the final date upon which funds would be made available from February 28, 2009 to March 31, 2009. On February 24, 2009, we entered into the Second Amendment to Credit Agreement and Third Amendment to Credit Agreement to amend the Credit Agreement to, respectively, increase the maximum amount available for borrowing under the Credit Agreement from $67.0 million to $68.0 million effective February 4, 2009, and increase the maximum amount available for borrowing under the Credit Agreement from $68.0 million to $69.0 million effective February 11, 2009. On April 28, 2009 we entered into the Fourth Amendment to Credit Agreement to (i) extend the final date we can borrow funds under the Credit Agreement from March 31, 2009 to May 30, 2009, (ii) decrease the funds available for the Incremental acquisition from $69.0 million to $62.0 million, (iii) provide an additional loan facility available under the Credit Agreement of up to $14.0 million, and (iv) allow the use of those additional funds for general corporate purposes. During the first quarter of 2009, the Company borrowed $59.0 million pursuant to the Credit Agreement.

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

Contractual Obligations

There were no material changes to our contractual obligations at March 31, 2009 compared to our contractual obligations at December 31, 2008.

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

PART II.

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

Date: September 24, 2009

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