Form 10-Q/A
period 2009-06-30
TRANSATLANTIC PETROLEUM CORP.
filed 2009-09-24
CIK 1092289

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the six months ended June 30, 2009 on August 14, 2009 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed to make the following changes to “Item 1. Financial Statements”:

•

Update the Consolidated Statements of Cash Flows to disclose the acquisition of shares of Incremental Petroleum Limited (“Incremental”) from Mr. Mitchell as a related party transaction on the face of the Consolidated Statements of Cash Flows;

•

Update note 4 to state that interim 2008 pro forma information relating to the acquisition of Incremental was not presented because we determined that it was impracticable to provide such information; and

•	Update note 10 to state the undiscounted amounts that we may be obligated to pay under the registration rights agreement.

This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. In particular, only the Consolidated Statements of Cash Flows and notes 4, 10 and 16 of the notes to the consolidated financial statements have been revised.

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

TRANSATLANTIC PETROLEUM CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of U.S. Dollars)

	Three months ended June 30,		Six months ended June 30,
	2009	2008*	2009	2008*
		(restated – note 3)		(restated –note 3)
Cash provided by (used in):
Net loss attributable to TransAtlantic Petroleum Corp	$(7,093)	$(920)	$(20,387)	$(1,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	230	285	551	346
Foreign exchange gains	21	—	(37)	—
Deferred tax and other charges	(126)	—	55	—
Non-controlling interest	21	—	(235)	—
Depreciation, depletion and amortization	2,487	—	3,783	—
Accretion of asset retirement obligations	47	—	112	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,699)	1,558	(3,264)	97
Prepaid expenses	(1,173)	(231)	1,066	(201)
Accounts payable and accrued liabilities	2,655	706	1,922	2,187

Net cash provided by (used in) operating activities	(5,630)	1,398	(16,434)	434

Investing activities:
Acquisition of Incremental Petroleum, net of cash (note 4)	(3,039)	—	(40,463)	—
Acquisition of Incremental Petroleum shares – related party (note 4)	—	—	(11,182)	—
Additions to proved oil and gas properties	(1,154)	—	(1,154)	—
Additions to unproved oil and gas properties	(5,842)	(265)	(7,006)	(265)
Additions to drilling services and other equipment	(14,222)	—	(23,535)	—
Restricted cash	(2)	(14)	(1,508)	(34)
Changes in accounts payable and accrued liabilities	13,983	—	13,983	—

Net cash used in investing activities	(10,276)	(279)	(70,865)	(299)

Financing activities:
Exercise of stock options and warrants	134	391	149	391
Issuance of shares	82,256	—	82,256	—
Issuance of shares – related party (note 10)	60,818	12,010	60,818	12,010
Issuance cost	(5,609)	—	(5,609)	—
Loan proceeds – related party (note 9)	5,620	—	64,621	—
Loan repayment	(431)	—	(431)	—
Loan repayment – related party (note 9)	(64,621)	(2,000)	(64,621)	(2,000)

Net cash provided by financing activities	78,167	10,401	137,183	10,401
Effect of exchange rate changes on cash	(718)	—	(793)	—
Change in cash and cash equivalents	61,543	11,520	49,091	10,536
Cash and cash equivalents, beginning of period	17,600	1,240	30,052	2,224

Cash and cash equivalents, end of period	$79,143	$12,760	$79,143	$12,760

*	Financial information for the three and six months ended June 30, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 3.

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

4.	closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement inside the United States in which the Company sold an aggregate of 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately $143.1 million (see Note 10).

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

The Company has not included a pro forma presentation as of June 30, 2008. Incremental was an Australian publicly listed company, was not required to file quarterly financial statements and maintained its historical results of operations in accordance with International Financial Reporting Standards. Accordingly, preparing pro forma information in accordance with U.S. GAAP for the 2008 interim periods is an extremely difficult task, and therefore, the Company determined that it would be impracticable to provide such information.

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

Effective May 1, 2008, the Company entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking Drilling, LLC, Longe, MedOil Supply, LLC and Riata Management, LLC (“Riata”). Mr. Mitchell and his wife own 100% of Riata. In addition, Mr. Mitchell, his wife and children indirectly own 100% of Longfellow. Prior to the Company’s acquisition of Longe, Longe was owned 100% by Longfellow. Riata owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling, LLC. Under the terms of the Service Agreement, the Company pays, or is paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. The Company recorded expenditures for the three and six months ended June 30, 2009 of $6.1 million and $8.7 million, respectively, for goods and services provided to the Company under the Service Agreement, of which $5.3 million was payable at June 30, 2009. The Company recorded expenditures for the three and six months ended June 30, 2008 of $13,000 for goods and services provided to the Company under the Service Agreement. Payables in the amount of $1.1 million due under the Service Agreement at March 31, 2009 were settled in cash during the second quarter of 2009. There were no amounts payable to the Company under the Service Agreement as of June 30, 2009.

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

Part II

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