Form 10-Q
period 2009-09-30
TRANSATLANTIC PETROLEUM LTD.
filed 2009-11-16
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-31643

TRANSATLANTIC PETROLEUM LTD.

(Exact name of registrant as specified in its charter)

Bermuda	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5910 N. Central Expressway, Suite 1755 Dallas, Texas	75206
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (214) 220-4323

TransAtlantic Petroleum Corp.

Suite 1840, 444-5th Ave., S.W.

Calgary, Alberta T2P 2T8

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, the registrant had 253,636,666 common shares outstanding.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(Unaudited)

(Thousands of U.S. Dollars)

	September 30, 2009	December 31, 2008 *
		(restated – note 3)
ASSETS
Current assets:
Cash and cash equivalents	$28,419	$30,052
Accounts receivable
Oil and gas sales	7,451	—
Other	2,551	1,327
Prepaid and other current assets	5,370	3,861
Deferred income taxes	865	—

Total current assets	44,656	35,240

Property and equipment (note 7):
Oil and gas properties (successful efforts method)
Mineral interests:
Proved	80,826	—
Unproved	23,254	1,732
Drilling services and other equipment	92,587	40,886

	196,667	42,618
Less accumulated depreciation, depletion and amortization	(6,200)	(53)

Property and equipment, net	190,467	42,565

Other assets:
Restricted cash (note 5)	6,278	3,268
Deferred charges (note 4)	—	181

Total other assets	6,278	3,449

Total assets	$241,401	$81,254

*	Financial information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(Unaudited)

(Thousands of U.S. Dollars)

	September 30, 2009	December 31, 2008 *
		(restated – note 3)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,438	$3,962
Accounts payable – related party (note 15)	1,532	1,517
Accrued liabilities	6,636	821
Loans payable (notes 4 and 9)	4,209	—
Loan payable – related party (notes 9 and 15)	5,906	—

Total current liabilities	27,721	6,300

Long-term liabilities:
Asset retirement obligations (note 8)	7,565	14
Deferred income taxes	12,602	—

Total long-term liabilities	20,167	14

Total liabilities	47,888	6,314

Commitments and contingency (notes 13 and 14)

Stockholders’ equity (note 10):
Common shares, $0.00 par value, unlimited shares authorized, issued and outstanding – 253,636,666 as of September 30, 2009 and 154,957,781 as of December 31, 2008	—	—
Additional paid in capital	271,559	133,062
Additional paid in capital – warrants	5,435	5,228
Accumulated other comprehensive income	13,399	—
Accumulated deficit	(96,880)	(63,350)

Total stockholders’ equity	193,513	74,940

Total liabilities and stockholders’ equity	$241,401	$81,254

*	Financial information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Thousands of U.S. Dollars, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*
		(restated – note 3)		(restated – note 3)
Revenues:
Oil and gas sales	$9,054	$34	$17,757	$95
Oilfield services	204	—	288	—

Total revenues	9,258	34	18,045	95

Costs and expenses:
Production	3,058	82	6,244	128
Exploration, abandonment and impairment	4,584	—	5,285	—
Seismic and other exploration	2,573	—	6,141	—
International oil and gas activities	4,318	858	9,885	1,007
General and administrative	4,118	576	8,932	2,036
Depreciation, depletion and amortization	2,364	—	6,147	—
Share-based compensation	607	143	1,158	490
Accretion of asset retirement obligations	122	—	234	—

Total costs and expenses	21,744	1,659	44,026	3,661

Operating loss	12,486	1,625	25,981	3,566

Other (income) expense:

Interest and other expense	(34)	—	2,324	131
Interest and other income	(26)	(140)	(225)	(217)
Foreign exchange (gain) loss	20	(2)	4,258	(2)

Total other (income) expense	(40)	(142)	6,357	(88)

Loss before income taxes	12,446	1,483	32,338	3,478
Income tax, current	1,170	—	2,026	—
Income tax recovery, deferred	(473)	—	(599)	—

Net loss	$13,143	$1,483	$33,765	$3,478

Non-controlling interest, net of tax	—	—	(235)	—

Net loss attributable to TransAtlantic Petroleum Ltd	$13,143	$1,483	$33,530	$3,478

Other comprehensive gain:
Foreign currency translation adjustment	(5,456)	—	(13,399)	—

Comprehensive loss	$7,687	$1,483	$20,131	$3,478

Basic and diluted net loss per common share attributable to TransAtlantic Petroleum Ltd	$0.05	$0.02	$0.18	$0.06
Basic and diluted weighted average number of shares outstanding (in thousands)	253,637	79,531	191,533	61,471

*	Financial information for the three and nine months ended September 30, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(Thousands U.S. Dollars)

	Shares Issued (000’s)	Warrants Issued (000’s)	Paid in Capital	APIC- Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Comprehensive Loss
Balance as of December 31, 2008 *	154,958	10,000	$133,062	$5,228	$—	$(63,350)	$—
Cumulative translation adjustment	—	—	—	—	13,399	—	13,399
Net loss for the period	—	—	—	—	—	(33,530)	(33,530)

Total comprehensive loss							$(20,131)

Exercise of stock options	200	—	149	—	—	—
Issuance of common shares and warrants (note 4)	102	830	71	207	—	—
Issuance of common shares	98,377	—	143,074	—	—	—
Issuance cost	—	—	(5,955)	—	—	—
Share-based compensation	—	—	1,158	—	—	—

Balance as of September 30, 2009	253,637	10,830	$271,559	$5,435	$13,399	$(96,880)

*	Financial information at December 31, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of U.S. Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008*	2009	2008*
		(restated – note 3)		(restated – note 3)
Cash provided by (used in):

Net loss attributable to TransAtlantic Petroleum Ltd	$(13,143)	$(1,483)	$(33,530)	$(3,478)

Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	607	143	1,158	490
Foreign exchange losses	55	—	18	—
Deferred tax recovery and other charges	(473)	—	(599)	—
Non-controlling interest	—	—	(235)	—
Depreciation, depletion and amortization	2,364	5	6,147	5
Accretion of asset retirement obligations	122	—	234	—

Changes in operating assets and liabilities, net of effect of acquisition:

Accounts receivable	354	(1)	(2,910)	96
Prepaid expenses	(865)	(201)	201	(402)
Accounts payable and accrued liabilities	2,199	(1,458)	4,121	730

Net cash used in operating activities	(8,780)	(2,995)	(25,395)	(2,559)

Investing activities:

Acquisition of Incremental Petroleum Limited, net of cash (note 4)	—	—	(40,185)	—
Acquisition of Incremental Petroleum Limited shares – related party (note 4)	—	—	(11,182)	—
Acquisition of Energy Operations Turkey, LLC (note 4)	(6,087)	—	(6,087)	—
Additions to proved oil and gas properties	(6,268)	—	(7,422)	—
Additions to unproved oil and gas properties	(2,139)	(311)	(8,964)	(576)
Additions to drilling services and other equipment	(15,798)	—	(39,333)	—
Deferred charges	—	(138)	—	(138)
Restricted cash	(1,503)	(12)	(3,011)	(46)
Changes in accounts payable and accrued liabilities	(9,846)	—	4,137	—

Net cash used in investing activities	(41,641)	(461)	(112,047)	(760)

Financing activities:

Exercise of stock options and warrants	—	1,035	149	1,423
Issuance of shares	—	—	82,256	—
Issuance of shares – related party (note 10)	—	(116)	60,818	11,895
Issuance cost	(346)	—	(5,955)	—
Loan proceeds – related party (note 9)	—	—	64,621	—
Loan repayment	(722)	—	(1,153)	—
Loan repayment – related party (note 9)	—	—	(64,621)	(2,000)
Deferred charges	—	(103)	—	(103)

Net cash provided by (used in) financing activities	(1,068)	816	136,115	11,215

Effect of exchange rate changes on cash	765	—	(306)	—

Change in cash and cash equivalents	(50,724)	(2,640)	(1,633)	7,896

Cash and cash equivalents, beginning of period	79,143	12,760	30,052	2,224

Cash and cash equivalents, end of period	$28,419	$10,120	$28,419	$10,120

*	Financial information for the three and nine months ended September 30, 2008 has been revised to reflect retrospective application of the successful efforts method of accounting. See note 3.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—Unaudited

September 30, 2009

(Tabular amounts in thousands of U.S. Dollars unless otherwise noted)

1.	General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the acquisition, exploration for and the development and production of crude oil and natural gas in Morocco, Romania, Turkey and California. Approximately 56% of the Company’s outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd. Mr. Mitchell is the Chairman of the Company’s board of directors.

In 2008, the Company changed its operating strategy from that of a prospect generator to a vertically integrated project developer.

To execute this new strategy:

1.	in December 2008, the Company acquired 100% of the issued and outstanding shares of Longe Energy Limited (“Longe”), in consideration for the issuance of 39,583,333 common shares of the Company and 10,000,000 common share purchase warrants (see note 4);

2.	in December 2008, the Company closed a concurrent 35,416,667 common share private placement pursuant to which Dalea Partners, LP (“Dalea”), an entity 100% owned by Mr. Mitchell and his wife, and others invested $42.5 million in the Company. Both the Longe acquisition and the private placement were approved by the Company’s shareholders and closed in December 2008 (see note 4);

3.	in April 2009, the Company acquired 100% of the issued and outstanding shares of Incremental Petroleum Limited (“Incremental”), an international oil and gas company that was publicly traded on the Australian Stock Exchange (see note 4); and

4.	in June 2009, the Company closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement inside the United States in which the Company sold an aggregate of 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately $143.1 million (see note 10).

Basis of presentation

The Company’s consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in these notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

These unaudited consolidated financial statements reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair statement of the consolidated financial position of the Company as at September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008. Certain amounts for prior periods have been revised to reflect retrospective application of the successful efforts method of accounting. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Prospectus filed with the Securities and Exchange Commission (“SEC”) on September 29, 2009.

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

Derivative instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC Topic 815”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities), requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments not designated as hedges are recorded as a gain or loss in the consolidated statements of operations.

Fair value measurements

The Company follows FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) (formerly SFAS No. 157, Fair Value Measurements), which became effective for financial assets and liabilities of the Company on January 1, 2008 and non-financial assets and liabilities of the Company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements, but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact to the Company from the adoption of ASC Topic 820 in 2009 was not material.

Foreign currency translation

Effective January 1, 2009, the Company determined that the functional currency of its subsidiaries in Morocco, Turkey, Canada, and Romania had changed from the U.S. Dollar to the Moroccan Dirham, Turkish New Lira, Canadian dollar, and the Romanian Ron, respectively. The Company has entered into contractual obligations and commitments that will result in increasingly significant levels of transactions conducted in these currencies.

In recognition of these contractual obligations and commitments combined with the resulting increases in future revenues and expenditures in these countries, the Company determined the appropriate functional currency was the local currency for each of these subsidiaries.

FASB Accounting Standards Codification Topic 830, Foreign Currency Matters (“ASC Topic 830”) (formerly SFAS No. 52, Foreign Currency Translation), requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Because the functional currency is now the local currency, translation adjustments will result from the process of translating subsidiary financial statements into the U.S. Dollar reporting currency. Translation adjustments will not be included in determining net income but will be reported separately and accumulated in the balance sheet as a component of accumulated other comprehensive income (loss). The accounting basis of the assets and liabilities affected by the change are adjusted to reflect the difference between the exchange rate when the asset or liability arose and the exchange rate on the date of the change. The change in functional currency will have no impact on the Company’s actual foreign-based revenues and expenditures in these countries.

Oil and gas properties

Effective January 1, 2009, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. In accordance with FASB Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections (formerly SFAS No. 154, Accounting Changes and Error Corrections), financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by FASB Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas (formerly SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies). Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

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

Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be non-productive. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

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

Impairment of long-lived assets

The Company follows the provisions of FASB Accounting Standards Codification Topic 360, Property, Plant, and Equipment (formerly SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets). ASC Topic 360 requires that the Company’s long-lived assets, including drilling service and other equipment, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Oil and gas properties are evaluated by field for potential impairment. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets as applicable. An impairment is recognized when the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to fair value.

Joint interest activities

Some of the Company’s exploration, development and production activities are conducted jointly with other entities and accordingly the consolidated financial statements reflect only the Company’s proportionate interest in such activities.

Supplemental disclosure of cash flow information

	Nine months Ended September 30,
	2009	2008
	(In thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the period for interest	$2,193	$130
Cash paid during the period for income taxes	$776	$—

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the period for interest	$56	$—
Cash paid during the period for income taxes	$750	$—

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

Share-based compensation

The Company follows FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) (formerly SFAS No. 123R, Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite vesting period. ASC Topic 718 requires the Company to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity. The fair value of options granted to consultants, to the extent unvested, are determined on subsequent reporting dates.

Income taxes

The Company follows the asset and liability method prescribed by FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC Topic 740”) (formerly SFAS No. 109, Accounting for Income Taxes). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

Pursuant to ASC Topic 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109), the Company does not have any unrecognized tax benefits other than those for which a valuation allowance has been provided thereon. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any tax-related interest expense recognized during the nine months ended September 30, 2009 or 2008.

Comprehensive (gain) loss

FASB Accounting Standards Codification Topic 220, Comprehensive Income (“ASC Topic 220”) (formerly SFAS No. 130, Reporting Comprehensive Income), establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. During the three and nine months ended September 30, 2009, the Company recorded an unrealized gain on foreign currency translation as other comprehensive gain. There were no differences between net loss and comprehensive loss in 2008.

Business combinations

The Company follows FASB issued Accounting Standards Codification Topic 805, Business Combinations (“ASC Topic 805”) (formerly SFAS No. 141R, Business Combinations), and FASB Accounting Standards Codification Topic 810-10-65, Consolidation (“ASC Topic 810-10-65”) (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC Topic 805, all business combinations will be accounted for by applying the acquisition method. Accordingly, transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. GAAP. ASC Topic 805 is effective for periods beginning on or after December 15, 2008 and has been applied to the Incremental and EOT acquisitions. ASC Topic 810-10-65 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. ASC Topic 810-10-65 is effective for periods beginning on or after December 15, 2008 and has been applied to the non-controlling interests from the Incremental acquisition.

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

3.	Accounting changes and recent pronouncements

Changes in accounting principles

Effective January 1, 2009, the Company changed its method of accounting for oil and gas exploration and development activities from the full cost method to the successful efforts method. In accordance with ASC Topic 250, financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by ASC Topic 932. In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

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

The following tables present the material reclassifications on the financial statements resulting from the change to the successful efforts method:

	Changes to the Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)	Under Full Cost	Change	As Reported Under Successful Efforts
Three Months Ended September 30, 2009:
Seismic and other exploration and abandonment	$—	7,157	$7,157
Net loss attributable to TransAtlantic Petroleum Ltd.	$5,986	7,157	$13,143

Basic and diluted net loss per common share	$0.02	0.03	$0.05

Three Months Ended September 30, 2008:
Seismic and other exploration and abandonment	$—	—	—
Net loss attributable to TransAtlantic Petroleum Ltd.	$1,483	—	$1,483

Basic and diluted net loss per common share	$0.02	—	$0.02

	Changes to the Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)	Under Full Cost	Change	As Reported Under Successful Efforts
Nine Months Ended September 30, 2009:
Seismic and other exploration and abandonment	$—	11,426	$11,426
Net loss attributable to TransAtlantic Petroleum Ltd.	$22,104	11,426	$33,530

Basic and diluted net loss per common share	$0.12	0.06	$0.18

Nine Months Ended September 30, 2008:
Seismic and other exploration and abandonment	$—	—	$—
Net loss attributable to TransAtlantic Petroleum Ltd.	$3,478	—	$3,478

Basic and diluted net loss per common share	$0.06	—	$0.06

	Changes to the Consolidated Balance Sheets
(in thousands)	Under Full Cost	Change	As Reported Under Successful Efforts
September 30, 2009:
Oil and gas properties, unproved	$44,153	(20,899)	$23,254
Property and equipment, net	211,366	(20,899)	190,467
Accumulated deficit	$75,981	20,899	$96,880

December 31, 2008:
Oil and gas properties, unproved	$11,205	(9,473)	$1,732
Property and equipment, net	52,038	(9,473)	42,565
Accumulated deficit (1)	$53,877	9,473	$63,350

(1)	The cumulative effect of the change to the successful efforts method on accumulated deficit as of January 1, 2008 was an increase of $1,572.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), and establishes the FASB Accounting Standards Codification (the “Codification”) as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company has revised its references to pre-Codification GAAP and noted no impact on the financial condition or results of operations of the Company.

The Company follows ASC Topic 805 and ASC Topic 810-10-65. ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC Topic 805, all business combinations will be accounted for by applying the acquisition method. ASC Topic 805 is effective for periods beginning on or after December 15, 2008 and has been applied to the Incremental and EOT acquisitions. Accordingly, transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable U.S. GAAP rules. ASC Topic 810-10-65 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. ASC Topic 810-10-65 is effective for periods beginning on or after December 15, 2008 and has been applied prospectively to the non-controlling interests from the Incremental acquisition.

In December 2008, the SEC adopted release no. 34-59192, Modernization of Oil and Gas Reporting, which revised the Regulation S-K and Regulation S-X oil and gas reporting requirements to align them with current industry practices and technological advances. The release revises a number of definitions relating to oil and gas reserves, permits the disclosure in filings with the SEC of probable and possible reserves and permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (i) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (ii) file a report of a third party if the Company represents that the third party prepared reserves estimates or conducted a reserves audit, (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices, and (iv) disclose, in narrative form, the status of proved undeveloped reserves and changes in status of these from period to period. The provisions of this release will become effective for disclosures in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009. Management is still evaluating the impact of these changes on the Company’s financial statements.

The FASB issued Accounting Standards Codification Topic 855, Subsequent Events (“ASC Topic 855”) (formerly SFAS No. 165, Subsequent Events), on May 28, 2009. ASC Topic 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. ASC Topic 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

4.	Acquisitions

Energy Operations Turkey

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

The following tables summarize the consideration paid in the EOT acquisition, and the preliminary purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:	in thousands
Cash consideration	$6,250
Promissory note	1,500

Fair value of total consideration transferred	$7,750

Acquisition-Related Costs:

Included in general and administrative expenses on the Company’s consolidated statement of operations for the nine months ended September 30, 2009.	$148

Included in general and administrative expenses on the Company’s consolidated statement of operations for the three months ended September 30, 2009.	$127

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Financial assets:
Cash, consisting of approximately Turkish New Lira 242,000	$163
Accounts receivable	97

Total financial assets	260
Other current assets, consisting primarily of deposits	830
Oil and gas properties
Unproved properties	2,322
Proved properties	2,500
Materials and supplies inventories	1,947

Total oil and gas properties	6,769
Financial liabilities:
Accounts payable, consisting of normal trade obligations	(109)
Total identifiable net assets	$7,750

The fair value of identifiable assets acquired and liabilities assumed as well as the purchase price allocation adjustments are preliminary and subject to changes which may be material. EOT’s results of operations are included in the Company’s consolidated results of operations beginning July 23, 2009. The amounts of EOT’s revenue and earnings included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2009 is shown below:

	in thousands
	Revenue	Earnings (Loss)
Actual from July 23, 2009 through September 30, 2009	$136	$(342)

Incremental Petroleum

On October 27, 2008, the Company announced its intention to make a cash takeover offer (the “Offer”) through TransAtlantic Australia Pty. Ltd., a wholly-owned subsidiary of the Company (“TransAtlantic Australia”), for all of the outstanding common shares of Incremental, an international oil and gas company that was publicly traded on the Australian Stock Exchange. The Offer expired on March 6, 2009. As of March 6, 2009, the Company owned common shares of Incremental, representing approximately 65.4% of Incremental’s outstanding common shares, and had received offers to acquire an additional approximately 11.6% of Incremental’s outstanding common shares. On March 20, 2009, the Company purchased 15,025,528 common shares of Incremental from Mr. Mitchell. The Company acquired these shares from Mr. Mitchell for cash at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with the Company. Incremental was delisted from the Australian Stock Exchange on March 26, 2009. At March 31, 2009, the Company had paid for and owned approximately 96% of the common shares of Incremental. On April 20, 2009, the Company paid for and completed the acquisition of the remaining 4% of Incremental’s common shares through an Australian statutory procedure. These shares were acquired at the same price per share as the previous share purchases. In addition, the Company agreed to purchase all of the outstanding options to acquire common shares of Incremental. On April 8, 2009, in exchange for the assignment of the Incremental options to the Company, the Company paid the Incremental option holders an aggregate of $721,000 in cash and issued them an aggregate of 101,585 common shares of the Company and 829,960 common share purchase warrants of the Company. Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share of the Company at an exercise price of $1.20 per share. The common shares and common share purchase warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The acquisition of Incremental was accounted for as a business combination.

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

Acquisition-Related Costs:

Included in general and administrative expenses on the Company’s consolidated statement of operations for the nine months ended September 30, 2009, of which $181,000 was incurred in 2008 and recorded as a deferred charge as at December 31, 2008.	$779

Included in general and administrative expenses on the Company’s consolidated statement of operations for the three months ended September 30, 2009.	$—

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Financial assets:
Cash, consisting of approximately AUD $5.5 million and 4.7 million Turkish Lira	$6,057
Accounts receivable	3,990

Total financial assets	10,047
Deferred income tax assets	759
Other current assets, consisting primarily of prepaid expenses	880
Oil and gas properties
Unproved properties	4,533
Proved properties	60,310
Rigs and related equipment	2,802
Materials and supplies inventories	1,313

Total oil and gas properties	68,958
Financial liabilities:
Accounts payable, consisting of normal trade obligations	(1,666)
Accrued liabilities, consisting primarily of accrued compensated employee absences	(101)
Current portion of long-term debt	(2,543)
Deferred income taxes	(11,384)
Long-term debt	(1,217)
Asset retirement obligations, consisting of future plugging and abandonment liabilities on Incremental’s developed wellbores as of March 5, 2009, based on a third-party estimate of such costs, adjusted for historic Turkish inflation rates ranging from approximately 7% to 11%, and discounted to present value using the Company’s credit-adjusted risk-free rate of 6%	(5,716)
Other	(315)

Total financial liabilities	(22,942)

Total identifiable net assets	$57,702

Fair value of non-controlling interest in Incremental, based on the Company’s acquisition of such interest on April 20, 2009 for AUD $3,475,399	$2,761

The fair value of identifiable assets acquired and liabilities assumed as well as the purchase price allocation adjustments are preliminary and subject to changes which may be material. Incremental’s results of operations are included in the Company’s consolidated results of operations beginning March 5, 2009, which is the date the Company first acquired more than 50% of Incremental’s outstanding common shares. The amounts of Incremental’s revenue and earnings included in the Company’s consolidated statement of operations for the nine months ended September 30, 2009 is shown below:

	in thousands
	Revenue	Earnings (Loss)
Actual from March 5, 2009 through September 30, 2009	$17,871	$4,858

The following table presents pro forma data that reflects the Company’s revenue, loss before income taxes, net loss and loss per share for the nine months ended September 30, 2009 as if the Incremental acquisition had occurred as of January 1, 2009:

September 30, 2009 (in thousands)
Revenue	$21,987
Loss before income taxes	33,152

Net loss	33,749

Basic and diluted loss per share	$0.18

The Company has not included a pro forma presentation as of September 30, 2008. Incremental was an Australian publicly listed company, was not required to file quarterly financial statements and maintained its historical results of operations in accordance with International Financial Reporting Standards. Accordingly, preparing pro forma information in accordance with U.S. GAAP for the 2008 interim periods is an extremely difficult task, and therefore, the Company determined that it would be impracticable to provide such information.

Longe Energy

On September 19, 2008, the Company entered into a purchase agreement for the acquisition of all of the issued and outstanding shares of Longe from Longfellow Energy, LP, an entity indirectly owned by Mr. Mitchell, his wife and children, and agreed to make a concurrent private placement of common shares of the Company. The transactions closed on December 30, 2008 (the “Closing Date”). At the time of closing, Longe was an exploration stage company whose activity through the Closing Date had been to acquire oilfield service equipment and exploration licenses in Morocco. Longe, a private Bermuda limited company, was incorporated on April 14, 2008 and became an indirect wholly-owned subsidiary of the Company on December 30, 2008. Pursuant to the terms of the purchase agreement, the Company acquired all of the issued and outstanding shares of Longe in consideration for the issuance of 39,583,333 common shares of the Company and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $3.00 per share through December 30, 2011. Concurrently with the acquisition, the Company issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, LLC (“Riata TransAtlantic”), Matthew McCann and other purchasers with business or familial relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million to the Company. Mr. Mitchell manages Riata TransAtlantic. Mr. McCann currently serves as the chief executive officer and a director of the Company and, at the time of the private placement, was a director of the Company. The Company recorded $1.1 million in transaction costs for the Longe acquisition and the concurrent private placement.

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

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees. At September 30, 2009 and December 31, 2008, restricted cash included: $240,000 for settlement of liabilities in Nigeria, $3.0 million in certificates of deposit supporting $3.0 million of bank guarantees related to the Company’s Morocco work program (see note 14) and $28,000 in a certificate of deposit that is a collateral for a letter of credit in favor of the Oklahoma Tax Commission. Further, in March 2009, a $1.5 million certificate of deposit was pledged to support a short-term bank guarantee for oilfield services in Morocco and Turkey. In July 2009, a $1.5 million certificate of deposit was pledged to support an additional bank guarantee for work programs in Morocco.

6.	Discontinued operations held for sale

In 2007, the Company designated certain oil and gas properties as held for sale in conjunction with its plan to sell its proved and undeveloped interests in the United States, primarily in Texas. In November 2007, the Company sold its South Gillock and State Kohfeldt Units, as well as the shallow rights over the South Gillock Unit, for $4.0 million, and the buyer assumed an estimated $2.0 million in plugging and abandonment liability associated with the units. In addition, the Company sold its Jarvis Dome property in October 2007 for $250,000. One property in Oklahoma remained during 2008, the operations of which were reported as discontinued. In connection with the acquisition of Incremental (see note 4), the Company acquired interests in non-operated properties in California. As a result of acquiring these properties in California, previously reported U.S. discontinued operations are now continuing and the results of operations in 2008 previously reported as discontinued have been reclassified to operating revenues, costs and expenses.

7.	Property and equipment

(a)	Oil and gas properties. The following table sets forth the capitalized costs under the successful efforts method for oil and gas properties (in thousands):

	September 30, 2009	December 31, 2008
Oil and gas properties, proved
U.S.	$1,814	$—
Turkey	79,012	—

	$80,826	$—
Accumulated depletion	(3,031)	—
Oil and gas properties, unproved
Morocco	$7,797	$103
Romania	5,700	402
Turkey	9,757	1,227

	$23,254	$1,732

Net oil and gas properties	$101,049	$1,732

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

(b)	Drilling services and other equipment. The historical cost of drilling services and other equipment, presented on a gross basis with accumulated depreciation is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Drilling services and other equipment	$92,587	$40,886
Accumulated depreciation	(3,169)	(53)

Net drilling services and other equipment	$89,418	$40,833

At September 30, 2009 and December 31, 2008, the Company excluded $15.5 million and $40.0 million, respectively, in drilling services and other equipment from depreciation as the equipment had not yet been placed in service.

8.	Asset retirement obligations

As part of its development of oil and gas properties, the Company incurs asset retirement obligations (“ARO”). The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties. At September 30, 2009, the net present value of the Company’s total ARO is estimated to be $7.6 million, with the undiscounted value being approximately $15.0 million. Total ARO for the quarter ended September 30, 2009 shown in the table below consists of provisional amounts for future plugging and abandonment liabilities on the Company’s wellbores as of September 30, 2009, based on a third-party estimate of such costs, adjusted for inflation rates ranging from approximately 4% to 11% per annum, and discounted to present value using a credit-adjusted risk-free rate of 6.0% per annum.

(in thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Beginning balance	$14	$8
Incremental acquisition (note 4)	5,716	—
Foreign exchange change	884	—
Increase in liabilities	717	—
Liabilities settled	—	—
Accretion expense	234	6

Ending balance	$7,565	$14

9.	Loans payable

(a) Incremental loan: On November 28, 2008, the Company entered into a credit agreement (the “Credit Agreement”) with Dalea. The purpose of the Credit Agreement was to fund the cash takeover offer by TransAtlantic Australia for all of the outstanding shares of Incremental (see notes 4 and 15).

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

There were no amounts outstanding under the Credit Agreement as of December 31, 2008. The Company borrowed an aggregate of $64.6 million under the Credit Agreement and paid $2.0 million in interest during the first nine months of 2009. The loan was repaid in full on June 23, 2009, at which time the Credit Agreement was terminated.

(b) PEMI loan: On July 5, 2007, Petroleum Exploration Mediterranean International Pty. Ltd. (“PEMI”), a wholly-owned subsidiary of Incremental, entered into a general credit agreement (the “PEMI Credit Agreement”) with Turkiye Garanti Bankasi. PEMI borrowed $5.5 million under the PEMI Credit Agreement in order to fund drilling and development activity in the Selmo oil field. The loan bears interest at a rate of 7.6% per annum, and all outstanding principal and interest under the PEMI Credit Agreement is due August 6, 2010. As of September 30, 2009, $2.6 million is outstanding under the PEMI Credit Agreement, all of which is short-term.

In addition, PEMI entered into non-interest bearing stand-by credit agreements totaling 1.2 million Turkish New Lira (approximately $800,000) with a local bank during 2007 and 2008. PEMI issued a $324,000 bank guarantee in September 2009 under the line in connection with its building lease in Istanbul.

The following table details the Company’s outstanding fixed-rate debt (in thousands):

Fixed Rate Debt	Amount	Rate	Principal Due In
			2009	2010	Thereafter
At December 31, 2008	—		—	—	—
Current
PEMI – Bank Loan	$2,627	7.6%	$698	$1,929	—
PEMI – Line of Credit	$82	—%	$82	—	—
Related Party Promissory Note (note 15)	$5,906	10.0%	$—	$5,906
EOT Acquisition Promissory Note (note 4)	$1,500	3.0%	$—	$1,500	—

At September 30, 2009	$10,115		$780	$9,335	—

The Company uses the negotiated rates in determining the fair value of the debt.

10.	Common shares

June 2009 share issuance

On June 22, 2009, the Company closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement inside the United States. In the aggregate, the Company sold 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately $143.1 million. Of the 98,377,300 common shares sold, 41,818,000 common shares were sold to Dalea. In connection with these offerings, the Company entered into a registration rights agreement providing for the registration of up to 98,377,300 common shares issued in these offerings (the “Registrable Securities”). Pursuant to the registration rights agreement, on July 20, 2009, the Company filed a registration statement on Form S-1 registering the resale of 55,544,300 common shares. The registration statement was declared effective on September 29, 2009. The Company is required to use its commercially reasonable efforts to keep the registration statement effective until all of the Registrable Securities have been sold or may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, by non-affiliates of the Company. The Company will pay the holders of the Registrable Securities liquidated damages in cash equal to 1% of the purchase price of the Registrable Securities held by them on December 20, 2009 (approximately Cdn $916,000 or $840,000), if the Company (a) is not on such date subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (b) has not been for a period of at least 90 days immediately before such date, subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; or (c) has not filed all required reports under Section 13 or 15(d) of the Exchange Act, as applicable, during the twelve months preceding such date, other than Form 8-K reports, as a result of which the holders of Registrable Securities who are not affiliates of the Company would not be able to sell their Registrable Securities under Rule 144.

Notwithstanding the foregoing, in no event will Dalea, an entity controlled by the Company’s chairman, Mr. Mitchell, be entitled to receive any liquidated damages under the registration rights agreement. The Company has not recorded a liability for liquidated damage payments under the registration rights agreement.

Equity issued in connection with the Incremental acquisition

In April 2009, the Company issued 101,585 common shares of the Company and 829,960 common share purchase warrants of the Company to retire share-based payment arrangements of Incremental (see note 4). Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share of the Company at an exercise price of $1.20 per share.

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

Restricted stock units

On February 9, 2009, the Company’s board of directors approved the TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan (the “Incentive Plan”), pursuant to which the Company can award restricted stock units (“RSUs”) or other share-based compensation to certain of its directors, officers, employees and consultants. In addition, on February 9, 2009, the Company’s board of directors approved awards of RSUs to certain directors, officers, employees and consultants. The Incentive Plan was approved at the Company’s annual and special meeting of shareholders on June 16, 2009. Share-based compensation expense of $866,000 with respect to RSU awards was recorded for the nine months ended September 30, 2009.

Under the Incentive Plan, RSUs vest over specified periods of time ranging from immediately to four years. RSUs are deemed full value awards and their value is equal to the market price of the Company’s common shares on the grant date. ASC Topic 718 requires that the Incentive Plan be approved in order to establish a grant date. Under ASC Topic 718, the approval date for the Incentive Plan was February 9, 2009, the date the board of directors approved the Incentive Plan.

Each RSU is equal in value to one common share of the Company on the grant date. Upon vesting, an employee is entitled to a number of common shares of the Company equal to the number of vested RSUs. The RSU awards can only be settled in common shares. As a result, RSUs are classified as equity. At the grant date, the Company makes an estimate of the forfeitures expected to occur during the vesting period and adjusts its compensation cost accordingly. The current forfeiture rate is estimated to be 10%. The following table sets forth restricted stock unit activity for the nine months ended September 30, 2009:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested restricted stock units outstanding at December 31, 2008	—	—

Granted	2,363	$1.23
Vested	(203)	1.03

Unvested restricted stock units outstanding at September 30, 2009	2,160	$1.24

As of September 30, 2009, the Company had approximately $1.7 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.9 years.

Stock option plan

The Company’s Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding awards issued under the Option Plan will remain in full force and effect. All options presently issued under the Option Plan have a five-year term.

Under the Black-Scholes Model, the fair value of all outstanding options under the Option Plan is calculated at approximately $292,000 and $490,000 recognized as share-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the unamortized amount of share-based compensation expense was $146,000, which is expected to be recognized over a weighted average period of less than one year. The following table sets forth stock option activity for the nine months ended September 30, 2009:

(Shares in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	4,413	$0.85
Granted	—	—
Expired	(310)	(0.90)
Exercised	(200)	(0.75)

Outstanding at September 30, 2009	3,903	$0.86

Exercisable at September 30, 2009	3,557	$0.85

11.	Segment information

In accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting (“ASC Topic 280”) (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), the Company has two reportable operating segments, exploration and production of oil and natural gas (“E&P”) and drilling services, within three reportable geographic segments: Romania, Turkey and Morocco. Segment assets, net revenues and net loss in each of its reportable segments are as follows:

	Corporate and Other	Morocco	Romania	Turkey	Total
	(in thousands)

2009
Segment assets as at September 30,	$22,923	$61,110	$12,603	$144,765	$241,401

Three months ended September 30,
Total revenues	49	—	—	9,209	9,258
Net loss (profit) attributable to TransAtlantic Petroleum Ltd	4,104	5,085	675	3,279	13,143

Nine months ended September 30,
Total revenues	68	—	—	17,977	18,045
Net loss attributable to TransAtlantic Petroleum Ltd.	12,040	10,495	5,625	5,370	33,530

2008
Segment assets as at December 31,	$39,480	$27,591	$3,953	$10,230	$81,254

Three months ended September 30,
Total revenues	34	—	—	—	34
Net loss (profit)	958	288	237	—	1,483

Nine months ended September 30,
Total revenues	95	—	—	—	95
Net loss (profit)	3,267	(419)	630	—	3,478

	E&P	Drilling Services	Corporate and Other	Total
	(in thousands)

2009
Segment assets as at September 30,	$169,145	$52,588	$19,668	$241,401

Three months ended September 30,
Total revenues	9,054	204	—	9,258
Net loss	7,982	2,688	2,473	13,143

Nine months ended September 30,
Total revenues	17,757	288	—	18,045
Net loss	17,028	6,093	10,409	33,530

2008
Segment assets as at December 31,	$14,334	$35,749	$31,171	$81,254

Three months ended September 30,
Total revenues	34	—	—	34
Net loss	48	—	1,435	1,483

Nine months ended September 30,
Total revenues	95	—	—	95
Net loss	33	—	3,445	3,478

12.	Financial instruments

Cash and cash equivalents, restricted cash, receivables, accounts payable, short-term loans and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.

Interest rate risk

The Company is exposed to interest rate risk as a result of its fixed rate notes and its variable rate short-term cash holdings. Interest rate changes would result in gains or losses in the market value of the Company’s fixed rate debt due to differences between the current market interest rates and the rates governing its notes.

Foreign currency risk

The Company has underlying foreign currency exchange rate exposure. The Company’s currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, European Union Euro, Romanian Ron, Moroccan Dirham and Turkish New Lira. In addition, the Company is exposed to foreign currency fluctuations as crude oil prices received are referenced in United States dollar-denominated prices. Price fluctuations can affect the fair value and future cash flows. Foreign currency forward contracts have not been used to manage exchange rate fluctuations. The Company agreed to a fixed currency exchange rate of AUD $1.00 to US $0.7024 in the Credit Agreement with Dalea (see note 9). On June 23, 2009, the loan was repaid in its entirety and the Credit Agreement was terminated. The resulting realized exchange loss was $4.2 million for the nine months ended September 30, 2009. In June 2009, the Company sold 98,377,300 common shares, raising gross proceeds of approximately $143.1 million. At September 30, 2009, the Company had 7.1 million Euros (approximately $10.4 million) and 4.9 million Turkish New Lira (approximately $3.3 million) in cash and cash equivalents, which exposes the Company to exchange rate risk based on fluctuations in the value of the Euro and Turkish New Lira.

Commodity price risk

The Company is exposed to fluctuations in commodity prices for crude oil. Commodity prices are affected by many factors including supply and demand. The Company monitors these risks and, when appropriate, may utilize financial instruments to manage its exposure to these risks in the future. The Company currently does not use financial hedges to manage the Company’s exposure to commodity price fluctuations and therefore has no related financial instruments.

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

13.	Contingent liability

Incremental has been involved in litigation with persons who claim ownership of a portion of the surface at the Selmo field in Turkey. These cases are being vigorously defended by Incremental and Turkish government authorities. The Company does not have enough information to estimate the value of the purported surface owners’ claims.

14.	Commitments

The Company has remaining work program commitments of $2.0 million under its Guercif exploration permits, $1.0 million under its Tselfat exploration permit and $1.5 million under its Asilah exploration permit in Morocco that are supported by fully-funded bank guarantees. The bank guarantees are reduced periodically based on work performed. In the event the Company fails to perform the required work commitments, the remaining amount of the bank guarantees would be forfeited.

On March 3, 2009, the Company amended the lease for its Dallas, Texas office space extending the term to December 31, 2013. The Company has entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard in Morocco as well as one-year leases for an office and apartment in Romania. The Company has entered into a three-year lease for office space in Istanbul, a five-year lease for an operations yard and a one-year lease for apartments and office space at a hotel in Turkey. The Company’s aggregate annual commitments as of September 30, 2009 are as follows:

	Payments Due by Year (in thousands)
	Total	2009	2010	2011	2012	Thereafter
Leases	$4,911	$382	$1,429	$1,325	$1,156	$619
Permits	7,555	7,400	155	—	—	—
Contracts	14,760	8,485	6,225	50	—	—
Total debt, including interest	10,862	1,003	9,859	—	—	—

	$38,088	$17,270	$17,668	$1,375	$1,156	$619

Normal purchase arrangements are excluded from the table as they are discretionary and/or being performed under contracts which are cancelable immediately or with a 30-day notification period.

The Company’s commitments under its permits and contracts require the Company to complete certain work projects on the relevant permit or license within a specified period of time. The Company’s current commitments under its permits and contracts are due in 2009 and 2010. If the Company fails to complete a work project by the specified deadline, the Company would lose its rights in such license or permit, and in the case of the Asilah, Tselfat and Guercif permits, any remaining amount of the bank guarantees would be forfeited.

The Company’s commitments for permits as of September 30, 2009 included commitments to:

•	Drill one well on the Tselfat permit in Morocco;

•	Drill one well on one of the Guercif permits in Morocco;

•	Drill one well on the Vanatori permit in Romania;

•	Drill one well on the Izvoru permit in Romania;

•	Drill one well on the Midyat permit in Turkey;

•	Drill one well on the Tuz Golu permit in Turkey; and

•	Conduct miscellaneous exploratory activities on several of the Company’s Turkish licenses.

The Company’s commitments for contracts as of September 30, 2009 included commitments to:

•	Drill three wells on the Ouezzane-Tissa permits in Morroco in accordance with the Company’s farm-out agreement with Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation;

•	Drill three wells on the Sud Craiova license in Romania in accordance with the Company’s farm-out agreement with Sterling Resources Ltd.;

•	Drill one well on license 4325 in Turkey in accordance with the Company’s agreement with Selsinsan Petrol Maden; and

•	Drill one well on the Malatya license in Turkey in accordance with the Company’s agreement with Selsinsan Petrol Maden.

15.	Related party transactions

Effective May 1, 2008, the Company entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking Drilling, LLC, Longe, MedOil Supply, LLC and Riata Management, LLC (“Riata”). Mr. Mitchell and his wife own 100% of Riata. In addition, Mr. Mitchell, his wife and children indirectly own 100% of Longfellow. Prior to the Company’s acquisition of Longe, Longe was owned 100% by Longfellow. Riata owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling, LLC. Under the terms of the Service Agreement, the Company pays, or is paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. The Company recorded expenditures for the three and nine months ended September 30, 2009 of $4.8 million and $13.5 million, respectively, for goods and services provided to the Company under the Service Agreement, of which $1.5 million was payable at September 30, 2009. The Company recorded expenditures for the three and nine months ended September 30, 2008 of $444,000 and $457,000, respectively, for goods and services provided to the Company under the Service Agreement. There were no amounts payable to the Company under the Service Agreement as of September 30, 2009.

On November 28, 2008, the Company entered into the Credit Agreement with Dalea. The purpose of the Credit Agreement was to fund the Offer for Incremental. Pursuant to the Credit Agreement, as amended, until June 30, 2009, the Company could request advances from Dalea of (i) up to $62,000,000 for the sole purpose of purchasing Incremental common shares in connection with the Offer, plus related transaction costs and expenses; and (ii) up to $14,000,000 for general corporate purposes. There were no amounts outstanding under the Credit Agreement as of December 31, 2008. The Company borrowed an aggregate of $64.6 million under the Credit Agreement and paid interest of $2.0 million during the first nine months of 2009. The loan was repaid in full on June 23, 2009, at which time the Credit Agreement was terminated (see note 9).

On March 20, 2009, the Company purchased 15,025,528 common shares of Incremental from Mr. Mitchell. The Company acquired these shares from Mr. Mitchell for cash at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with the Company. Mr. Mitchell had purchased the Incremental shares between October 27, 2008 and December 23, 2008 at an average price of AUD $0.99 per share. Total consideration paid by the Company for Mr. Mitchell’s Incremental shares was $11.5 million.

On July 27, 2009, the Company’s wholly-owned subsidiary, Viking International Limited (“Viking International”), purchased a drilling rig and associated equipment from Viking Drilling, LLC (“Viking Drilling”). Dalea owns 85% of Viking Drilling. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable to Viking Drilling in the amount of $5.9 million. The note is due and payable on August 1, 2010, bears interest at a fixed rate of 10% per annum and is secured by the drilling rig and associated equipment. Interest under the note is payable quarterly on November 1, 2009, February 1, 2010, May 1, 2010 and August 1, 2010. Interest payable to Viking Drilling at September 30, 2009 is $99,000 and is included in accrued liabilities.

Effective January 1, 2009, the Company’s subsidiary, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), entered into a lease agreement under which it leases rooms, flats and office space at a resort hotel owned by a Turkish company controlled by Mr. Mitchell. Under the lease agreement, TransAtlantic Turkey pays the Turkish New Lira equivalent of $5,000 per month base rent and up to 45,000 Turkish New Lira per month (approximately $30,000 per month) in operating expense reimbursements. The lease agreement has a one-year term. The amounts paid under the lease agreement are included in amounts paid under the Service Agreement.

16.	Subsequent events

The Company has evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through November 13, 2009 and disclosed the material events below.

Continuance

On July 14, 2009, the Company’s shareholders approved a plan of arrangement under the Business Corporations Act (Alberta), involving the Company and its shareholders, pursuant to which the Company would be continued under the Companies Act 1981 of Bermuda. The Company completed the continuance to Bermuda under the name “TransAtlantic Petroleum Ltd.” effective October 1, 2009.

Offering of common shares

On November 5, 2009, the Company priced a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States. Pursuant to these offerings, the Company plans to issue 42,554,000 common shares at a price of Cdn$2.35 (approximately $2.21) per common share for gross proceeds to the Company of approximately Cdn$100.0 million (approximately $94 million). The Company plans to sell 4,255,400 of these common shares to Dalea, which is owned 100% by Mr. Mitchell and his wife. If the over-allotment option that the Company has granted to the underwriters is exercised in full, a total of 48,298,790 common shares will be sold under the offerings for total gross proceeds of approximately Cdn$113.5 million (approximately $107 million). The offerings are scheduled to close on or about November 23, 2009, subject to closing conditions and regulatory approvals.

The net proceeds to the Company from the sale of the common shares are estimated to be approximately Cdn$95,051,806 (approximately $89.3 million) after deducting the fees of Cdn$4,950,094 (approximately $4.7 million) (includes and assumes the payment of bonus fees in an amount equal to 1.5% of the gross proceeds from the sale of such common shares, other than those common shares sold to Dalea, which may be paid and allocated at the sole discretion of the Company) payable to the underwriters and before the estimated expenses of the offering of $500,000. If the over-allotment option is exercised in full, the aggregate gross proceeds, the aggregate underwriters’ fee and net proceeds to the Company (before deducting the expenses of the offering) will be Cdn$113,502,157 (approximately $106.6 million), Cdn$5,692,608 (approximately $5.4 million) and Cdn$107,809,549 (approximately $101.3 million), respectively.

In connection with these offerings, the Company plans to enter into a registration rights agreement providing for the registration of up to 42,544,000 common shares (the “Registrable Securities”). Under the proposed registration rights agreement, if the Company does not file a registration statement on Form S-1 registering the resale of the Registrable Securities by December 30, 2009, the Company would be required to pay to the holders of the Registrable Securities (other than Dalea) liquidated damages in cash equal to 1.0% of the purchase price of the Registrable Securities. If this registration statement is not declared effective by February 15, 2010, the Company would be required to pay to the holders of the Registrable Securities (other than Dalea) liquidated damages in cash equal to 0.5% of the purchase price of the Registrable Securities, with an additional 1.0% if the registration statement is not declared effective by April 15, 2010, and a further 1% if the registration statement is not declared effective by May 15, 2010. In addition, the Company will pay the holders of the Registrable Securities liquidated damages in cash equal to 1% of the purchase price of the Registrable Securities held by them on the 181st day after closing of the offerings, if the Company (a) is not on such date subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (b) has not been for a period of at least 90 days immediately before such date, subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; or (c) has not filed all required reports under Section 13 or 15(d) of the Exchange Act, as applicable, during the twelve months preceding such date, other than Form 8-K reports, as a result of which the holders of Registrable Securities who are not affiliates of the Company would not be able to sell their Registrable Securities under Rule 144. If the Company does not pay the liquidated damages amount in full within seven calendar days after the date payable, interest would accrue on the unpaid amount until paid in full at the rate of 12% per annum. Notwithstanding the foregoing, in no event would Dalea be entitled to receive any liquidated damages under the registration rights agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Recent Developments

We are a vertically integrated, international oil and gas company engaged in the acquisition, development, exploration, and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Romania, and California. In addition, we provide oilfield services and contract drilling services to third parties in Turkey and plan to provide similar services in Morocco.

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

In the third quarter of 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, in December 2008, we acquired 100% of the issued and outstanding shares of Longe from Longfellow Energy, LP (“Longfellow”), an entity indirectly owned by Mr. Mitchell, his wife and children, in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Concurrently, we issued 35,416,667 common shares in a private placement with Dalea, Riata TransAtlantic, Mr. McCann and other purchasers that have business or familial relationships with Mr. Mitchell, for gross proceeds of $42.5 million. Longe owns interests in our Moroccan properties and four drilling rigs, as well as associated service equipment, tubulars and supplies. Immediately after the Longe acquisition, we purchased an additional $8.3 million in drilling and service equipment, tubulars and supplies from Viking Drilling, LLC (“Viking”), an entity in which Dalea owns 85%, at Viking’s cost.

We anticipate that ownership of our own drilling rigs and service equipment will enable us to lower drilling and operating costs over the long term and control timing for development of our properties, thereby providing a competitive advantage. In addition, we expect that ownership of the drilling rigs will allow us to achieve operational capabilities in each country in which we operate. Because the availability of drilling rigs and service equipment is limited in Turkey, Morocco and Romania, we also anticipate that ownership of our own drilling rigs and service equipment will create opportunities to increase acreage in each country in which we operate by drilling to earn interests in existing third party licenses. When the rigs and equipment are not operating on our properties, we expect to use them to provide drilling and oilfield services to third parties, creating additional opportunities.

Incremental Acquisition. In the first quarter of 2009, we acquired Incremental Petroleum Limited (“Incremental”) through our wholly-owned subsidiary, TransAtlantic Australia Pty. Ltd. (“TransAtlantic Australia”). We announced our intention to make an all cash takeover offer to acquire all of the outstanding shares of Incremental in the fourth quarter of 2008. The offer expired on March 6, 2009 and Incremental delisted from the Australian Stock Exchange on March 26, 2009. At March 31, 2009, we owned approximately 96% of Incremental’s outstanding common shares. We completed the acquisition of the remaining 4% of Incremental’s outstanding common shares through an Australian statutory procedure on April 20, 2009. The acquisition of Incremental expanded our rig fleet and increased our workforce of highly qualified field staff, engineers and geologists in Turkey, one of our target countries. Through the Incremental acquisition, we acquired Turkish properties including the producing Selmo oil field, the Edirne gas field and additional exploration acreage. We also acquired three prospects in California.

Through the Incremental acquisition, we acquired a 100% working interest in a production lease in the Selmo oil field in southeastern Turkey. Situated on the northern edge of the Zagros fold belt of Iran and Iraq in southeast Turkey, Selmo has produced approximately 83 million barrels of oil to date. During the third quarter of 2009, the Selmo field produced 137,400 barrels of crude oil at an average rate of 1,494 barrels per day.

Through the Incremental acquisition, we acquired a 55% working interest in an exploration license in the Edirne gas field located in the Thrace Basin in northwestern Turkey. We are constructing a gathering system and facilities in the Thrace Basin necessary to begin selling natural gas from our discoveries in the Edirne gas field. We expect our initial eight wells in the Edirne field to come online in December 2009 with net production to us exceeding 5.5 million cubic feet of natural gas per day. Once gas sales commence, we plan to resume drilling in the Thrace Basin, with five wells planned and an additional two wells under consideration. We are presently acquiring an additional 100 square kilometers of 3D seismic on the western portion of the Edirne license using our own seismic equipment.

Through the Incremental acquisition, we acquired a 100% working interest in License 4262, covering 2,805 acres in southeastern Turkey, a 100% working interest in four exploration licenses in Midyat in southeastern Turkey covering approximately 460,400 acres and a 50% working interest in eight exploration licenses in the Tuz Golu basin in central Turkey covering approximately 870,000 acres.

In addition, through the Incremental acquisition, we acquired interests in three projects in the San Joaquin Valley in central California. We own a non-operated working interest in the Kettleman Middle Dome Unit. This unit produces approximately 125 gross barrels of oil per day along with small amounts of associated natural gas. We own a 5% interest in five existing wells on the Kettleman Middle Dome Unit (three are currently producing). On all new projects and well proposals submitted and completed after May 16, 2008, we will own a 10% non-operated working interest. In addition, we drilled two wells in March and April 2009, paying 100% of the cost. We also own a 50% interest in the South East Kettleman North Dome oil field.

Sale of Common Shares. On June 22, 2009, we closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States. In the aggregate, we sold 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately $143.1 million. Of the 98,377,300 common shares sold, 41,818,000 common shares were offered and sold by us to Dalea. We used $61.8 million of the net proceeds towards paying off a credit agreement with Dalea. The remaining portion of the net proceeds was used to fund our exploration and development activities and for general corporate purposes. In connection with these offerings, we entered into a registration rights agreement providing for the registration of up to 98,377,300 common shares issued in these offerings.

EOT Acquisition. On July 23, 2009, our wholly-owned subsidiary, TransAtlantic Worldwide Ltd., acquired all of the ownership interests in Energy Operations Turkey, LLC (“EOT”) for total consideration of $7.8 million. EOT’s assets include a 50% interest in License 3118, interests in ten other exploration licenses in southern and southeastern Turkey, inventory and seismic data. License 3118, which covers approximately 96,000 acres (389 square kilometers), is located near the city of Diyarbakir in southeastern Turkey. In April and September 2008, EOT participated in the drilling of the Arpatepe-1 and Arpatepe-2 wells on License 3118, which represent Turkey’s first and second economic discoveries of crude oil from deeper, onshore Paleozoic sandstone formations. The wells, which flowed naturally and were not stimulated, had initial production rates of 440 and 190 gross barrels of oil per day, respectively, from limited perforations. At November 1, 2009, the wells were producing an aggregate of approximately 70 gross barrels of oil per day.

Continuance to Bermuda. Effective October 1, 2009, we continued under the Companies Act 1981 of Bermuda from the Province of Alberta and changed our name from TransAtlantic Petroleum Corp. to TransAtlantic Petroleum Ltd. Our shareholders approved the continuance by a special resolution at a special meeting of shareholders held on July 14, 2009. In connection with the continuance, each of our common shares became and remained a common share of TransAtlantic Petroleum Ltd., and we became subject to the laws of Bermuda as if we had originally been incorporated under the Companies Act 1981 of Bermuda. We believe that continuing our company to Bermuda will be beneficial to us and our shareholders because we will receive more favorable tax treatment in Bermuda.

Offering of Common Shares. On November 5, 2009, we priced a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States. Pursuant to these offerings, we plan to issue 42,554,000 common shares at a price of Cdn$2.35 per common share for net proceeds to us of approximately Cdn$95.1 million. If the over-allotment option that we granted to the underwriters is exercised in full, a total of 48,298,790 common shares will be sold under the offerings for total net proceeds of approximately Cdn$107.8 million. The offerings are scheduled to close on or about November 23, 2009, subject to closing conditions and regulatory approval. We intend to use approximately Cdn$87.3 million of the net proceeds towards the currently unfunded portion of our 2010 capital expenditure program, including approximately Cdn$12.8 million for the acquisition of equipment, approximately Cdn$47.9 million for the drilling of exploration wells in Turkey, Morocco and Romania and approximately Cdn$26.6 million for the drilling of development wells (including well infrastructure) in the Selmo Field and the Thrace Basin. The remaining net proceeds from the offerings will be used for general corporate purposes, which may include the acquisition of other equipment which is not currently included in our 2010 capital expenditure program, the expansion of our drilling program in 2010, additional corporate or property acquisitions or the repayment of approximately $6 million in debt relating to the acquisition of a drilling rig in July 2009.

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

Turkey

•	Drill and complete the S-58 development well on the Selmo oil field

•	Sidetrack 1 well on the Selmo oil field

•	Drill and complete an additional development well on the Selmo oil field

•	Complete construction of a gas gathering facility to bring Edirne gas field production online

•	Commence a 5-well drilling program on the Edirne gas field

•	Participate in the drilling of 1 appraisal well on the Arpatepe oil field

•	Re-enter and deepen 1 well on License 4174

Morocco

•	Drill the OZW-1 exploratory well on the Ouezzane-Tissa permits, currently in progress

•	Drill the HKE-1 exploratory well on the Ouezzane-Tissa permits

•	Evaluate the HR-33bis exploratory well on the Tselfat permit prior to testing additional zones

Romania

•	Drill 1 re-development well on the Vanatori license, currently in progress

•	Test and complete all 4 re-development wells on the Izvoru, Vanatori and Marsa licenses

•	Drill 3 exploratory wells on the Sud Craiova license

California

•	Re-enter 1 well on the Kettleman Middle Dome Unit, currently in progress

Planned 2010 Activities. We are in the process of preparing our capital expenditure budget for 2010. Capital expenditures for 2010 are expected to range between $115 million and $135 million. Our projected 2010 capital budget is subject to change. Planned 2010 activities are subject to the completion of our planned equity financing (see “Executive Overview and Recent Developments — Offering of Common Shares” above). We currently plan to execute on the following drilling and exploration activities in 2010:

Turkey

•	Drill 18 or more development wells on the Selmo oil field, including 1 well to test deeper horizons

•	Drill 1 salt water disposal well on the Selmo oil field

•	Drill 6 or more appraisal and exploration wells on the Arpatepe oil field

•	Drill an additional 11 appraisal and exploration wells on the Edirne gas field, upon completion of the first 5 appraisal and exploration wells

•	Drill 5 exploration wells on other licenses

Morocco

•	Drill the BTK-1 exploratory well on the Tselfat permit

•	Drill 1 exploratory well on the Asilah permits

•	Drill 2 additional exploratory wells on the Tselfat permit

•	Drill 1 exploratory well on the Guercif permits

Romania

•	Drill 1 exploratory well on the Izvoru license

•	Drill 3 exploratory wells on the Sud Craiova license, contingent on results from prior wells

Change in Method of Accounting for Oil and Gas Exploration and Development Activities

Effective January 1, 2009, we changed our method of accounting for our oil and gas exploration and development activities from the full cost method to the successful efforts method. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections (formerly Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”) financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by FASB Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas (formerly SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”). Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. We believe the successful efforts method provides a more transparent representation of our results of operations and the ability to assess our investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in Notes 2 and 3 to our unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Property and Equipment Other than Oil and Gas Properties. We follow the provisions of FASB Accounting Standards Codification Topic 360, Property, Plant and Equipment (“ASC Topic 360”) (formerly SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”). ACS Topic 360 requires that our long-lived assets, including drilling service and other equipment, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Oil and gas properties are evaluated by field for potential impairment. Other properties are evaluated on a specific asset basis or in groups of similar assets as applicable. Impairment is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to fair value.

Business Combinations. We follow FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC Topic 805”) (formerly SFAS No. 141R, “Business Combinations”), and FASB Accounting Standards Codification Topic 810-10-65, Consolidation (“ASC Topic 810-10-65”) (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC Topic 805, all business combinations will be accounted for by applying the acquisition method. Accordingly, transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. generally accepted accounting principles. ASC Topic 805 is effective for periods beginning on or after December 15, 2008 and has been applied to the Incremental and EOT acquisitions. ASC Topic 810-10-65 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. ASC Topic 810-10-65 is effective for periods beginning on or after December 15, 2008 and has been applied to the non-controlling interests from the Incremental acquisition.

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

Other Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), and establishes the FASB Accounting Standards Codification (the “Codification”) as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We have revised our references to pre-Codification GAAP and noted no impact on our financial condition or results of operations.

The FASB issued Accounting Standards Codification Topic 855, Subsequent Events (“ASC Topic 855”) (formerly SFAS 165, “Subsequent Events”), on May 28, 2009. ASC Topic 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

In December 2008, the Securities and Exchange Commission (the “SEC”) adopted release no. 34-59192, “Modernization of Oil and Gas Reporting,” which revised the Regulation S-K and Regulation S-X oil and gas reporting requirements to align them with current industry practices and technological advances. The release revises a number of definitions relating to oil and gas reserves, permits the disclosure in filings with the SEC of probable and possible reserves and permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (i) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (ii) file a report of a third party if we represent that the third party prepared reserves estimates or conducted a reserves audit, (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices, and (iv) disclose, in narrative form, the status of proved undeveloped reserves and changes in status of these from period to period. The provisions of this release will become effective for disclosures in our Annual Report on Form 10-K for the year ending December 31, 2009. Management is still evaluating the impact of these changes on our financial statements.

U.S. Operations

In 2007, we decided to exit our U.S. operations and focus on the development of our international properties. As a result of the decision to sell our U.S. operations, we reclassified our U.S. properties as “discontinued operations.” Accordingly, revenues and expenses associated with our U.S. cost center in 2008 and comparative periods were reflected as components of “loss from discontinued operations.” Substantially all of these properties were sold late in 2007 and we recorded a write-down in 2007 of $447,000.

As a result, at December 31, 2008, the net book value of property and equipment in the U.S. was $0. In addition, $14,000 of asset retirement obligations remained at December 31, 2008 relating to property in Oklahoma that was retained. In connection with the acquisition of Incremental, we acquired interests in non-operated properties in California. As a result of acquiring these properties in California, previously reported U.S. discontinued operations are now continuing and the results of operations in 2008 and 2007 previously reported as discontinued have been reclassified to operating revenues, costs and expenses.

Results of Operations – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue. Total crude oil and natural gas sales increased to $17.8 million in the nine months ended September 30, 2009 from $95,000 realized in the first nine months of 2008. The increase is the result of the acquisition of Incremental in the first quarter of 2009, as substantially all of our revenue is derived from the sale of crude oil from the Selmo oil field in Turkey. We recorded $288,000 in oilfield services revenue during the first nine months of 2009. We had no oil field services revenue during the same period in 2008.

Production. We produced 326,000 gross barrels of crude oil from March 5, 2009, the date of our acquisition of Incremental, through September 30, 2009 at an average rate of 1,573 barrels per day. Substantially all of our production is generated from the Selmo oil field in Turkey. We produced a nominal amount of crude oil in the first nine months of 2008.

Production Expenses. Production expenses for the nine months ended September 30, 2009 increased to $6.2 million from $128,000 in the nine months ended September 30, 2008. The increase in production expenses is the result of the acquisition of Incremental and its producing properties in the first quarter of 2009 and the acquisition of EOT and its producing properties in July 2009.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs increased to $5.3 million for the nine months ended September 30, 2009. The increase is primarily due to the abandonment of the Atesler-1 well on License 4262 in Turkey. We did not record any exploration, abandonment and impairment expense in the first nine months of 2008.

Seismic and Other Exploration. Seismic and other exploration costs increased to $6.1 million for the nine months ended September 30, 2009. The increase is due primarily to 3D seismic surveys shot over the Asilah licenses in Morocco and License 4175 in Turkey. We did not record any seismic and other exploration expense in the first nine months of 2008.

International Oil and Gas Activities. During the nine months ended September 30, 2009, we continued significant activities in foreign countries to establish our drilling services and exploration and production support functions, including inventory yards, personnel, transportation and fuel, consulting, legal, accounting, travel and other costs. These expenses are necessary to further our identification and development of business opportunities but are not identifiable to specific capital projects. The following table presents exploration expenditures by country:

	For the Nine Months Ended,
(in thousands)	September 30, 2009	September 30, 2008
Morocco	$1,130	$(405)
Romania	392	630
Turkey	6,372	451
Other and unallocated	1,991	331

Total	$9,885	$1,007

General and Administrative Expense. General and administrative expense was $8.9 million for the nine months ended September 30, 2009 compared to $2.0 million for the nine months ended September 30, 2008, primarily due to increased corporate staffing and salaries resulting from the acquisitions of Longe and Incremental in the fourth quarter of 2008 and the first quarter of 2009, respectively. We also recorded $779,000 in transaction expenses relating to the Incremental acquisition during the first six months of 2009. In addition, we recorded share-based compensation of $1.2 million during the first nine months of 2009, compared to $490,000 for the first nine months of 2008.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $6.1 million for the nine months ended September 30, 2009. We had no assets subject to depreciation, depletion and amortization in the first nine months of 2008 due to the write-down and sale of substantially all of our U.S. properties during 2007. The increase is due to the acquisition of Incremental in the first quarter of 2009 and drilling services equipment put in service during the first nine months of 2009. We recorded $234,000 of accretion expense in the first nine months of 2009 for asset retirement obligations related to the Incremental acquisition. We did not record any accretion expense in the first nine months of 2008.

Net Loss. The consolidated net loss for the nine months ended September 30, 2009 was $33.8 million, or $0.18 per share (basic and diluted), compared to a consolidated net loss of $3.5 million, or $0.06 per share (basic and diluted), for the nine months ended September 30, 2008. The net loss for the first nine months of 2009 is primarily composed of general and administrative expense of $8.9 million, production expenses of $6.2 million, seismic and other exploration costs of $6.1 million, depreciation, depletion and amortization expenses of $6.1 million, and foreign exchange loss of $4.3 million relating to our financing of the acquisition of Incremental in the first quarter of 2009.

Results of Operations – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Total crude oil and natural gas sales increased to $9.1 million in the third quarter of 2009 from $34,000 realized in the third quarter of 2008. The increase is the result of the acquisition of Incremental in the first quarter of 2009. Substantially all of our revenue is derived from the sale of crude oil from the Selmo oil field in Turkey. We sold 120,000 net barrels of crude oil at an average realized price of $75.57 per barrel at the Selmo oil field during the third quarter of 2009. We recorded $204,000 in oilfield services revenue during the third quarter of 2009. We had no oilfield services revenue during the same period in 2008.

Production. We produced 137,400 gross barrels of crude oil during the quarter ended September 30, 2009 at an average rate of 1,494 barrels per day. Substantially all of our production is generated from the Selmo oil field in Turkey. We produced a nominal amount of crude oil in the third quarter of 2008.

Production Expenses. Production expenses in the third quarter of 2009 increased to $3.1 million from $82,000 in the third quarter of 2008. The increase in production expenses is the result of the acquisition of Incremental and its producing properties in the first quarter of 2009.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment expense increased to $4.6 million for the quarter ended September 30, 2009. The increase is primarily due to the abandonment of the Atesler-1 well on License 4262 in Turkey. We did not record any exploration, abandonment and impairment expense in the third quarter of 2008.

Seismic and Other Exploration. Seismic and other exploration costs increased to $2.6 million for the quarter ended September 30, 2009. The increase is primarily due to a 3D seismic survey shot over the Asilah licenses in Morocco and to seismic interpretation costs. We did not record any seismic and other exploration costs in the third quarter of 2008.

International Oil and Gas Activities. During the three months ended September 30, 2009, we continued significant activities in foreign countries to establish our drilling services and exploration and production support functions, including inventory yards, personnel, transportation and fuel, consulting, legal, accounting, travel and other costs. These expenses are necessary to further our identification and development of business opportunities but are not identifiable to specific capital projects. The following table presents exploration expenditures by country:

	For the Three Months Ended,
(in thousands)	September 30, 2009	September 30, 2008
Morocco	$480	$306
Romania	180	237
Turkey	3,367	170
Other and unallocated	291	145

Total	$4,318	$858

General and Administrative Expense. General and administrative expense increased to $4.1 million in the third quarter of 2009 compared to $576,000 in the third quarter of 2008, primarily due to increased corporate staffing and salaries resulting from the acquisitions of Longe and Incremental in the fourth quarter of 2008 and the first quarter of 2009, respectively. We also recorded $607,000 in share-based compensation during the third quarter of 2009, compared to $143,000 during the third quarter of 2008.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $2.4 million in the third quarter of 2009. We had no assets subject to depreciation, depletion and amortization in the third quarter of 2008 due to the write-down and sale of substantially all of our U.S. properties during 2007. The increase is due to the acquisition of Incremental in the first quarter of 2009 and drilling services equipment put in service during the first nine months of 2009. We recorded $122,000 of accretion expense in the third quarter of 2009 for asset retirement obligations related to the Incremental acquisition. We did not record any accretion expense in the third quarter of 2008.

Net Loss. The consolidated net loss for the quarter ended September 30, 2009 was $13.1 million, or $0.05 per share (basic and diluted), compared to a consolidated net loss of $1.5 million, or $0.02 per share (basic and diluted), for the quarter ended September 30, 2008. The third quarter 2009 net loss is primarily composed of international oil and gas activities of $4.3 million, general and administrative expense of $4.1 million, production expenses of $3.1 million, seismic and other exploration costs of $2.6 million, and depreciation, depletion and amortization expense of $2.4 million.

Capital Expenditures

We recorded capital expenditures of $48.5 million for the third quarter of 2009, compared to $311,000 for capital expenditures in the third quarter of 2008. The increase in capital expenditures is primarily due to drilling activities and the acquisition of equipment.

For the nine months ended September 30, 2009, we have incurred $81.6 million in capital expenditures, excluding the Incremental acquisition, compared to capital expenditures of $576,000 for the nine months ended September 30, 2008. We expect to incur capital expenditures of approximately $24.0 million for the remainder of 2009, of which approximately $22.0 million is planned to be incurred for exploration and production activities and approximately $2.0 million is planned to be incurred for equipment and other capital expenditures.

We are in the process of preparing our capital expenditure budget for 2010. Capital expenditures for 2010 are expected to range between $115 million and $135 million. The anticipated expenditures are balanced between development of the Company’s Selmo, Thrace, and Arpatepe assets, exploration on potential high impact blocks in Turkey and Morocco, lower risk exploration on the Tselfat permit in Morocco, exploration and seismic acquisition in Turkey and Romania and limited acquisitions of equipment. Our projected 2010 capital budget is subject to change. See “—Executive Overview and Recent Developments – Planned 2010 Activities” for more information.

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

Liquidity and Capital Resources

Our primary sources of liquidity for the first three months of 2009 were our cash and cash equivalents and proceeds from the issuance of our common shares. Since the acquisition of Incremental, our primary sources of liquidity have been cash flow from operations from our acquisition of Incremental, which included a 100% working interest in the producing Selmo oil field among other assets, and proceeds from the sale of our common shares. At September 30, 2009, we had cash and cash equivalents of $28.4 million, $10.1 million in short-term debt, no long-term debt and working capital of $16.9 million compared to cash and cash equivalents of $30.1 million, no debt, and working capital of $28.9 million at December 31, 2008. Cash used in operating activities during the third quarter of 2009 was $8.8 million compared to cash used in operating activities of $3.0 million in the third quarter of 2008, primarily as a result of the acquisition of Incremental and Longe. Cash used in operating activities during the first nine months of 2009 was $25.4 million compared to cash used in operating activities of $2.6 million in the first nine months of 2008, primarily as a result of the acquisition of Incremental and Longe.

On July 5, 2007, Petroleum Exploration Mediterranean International Pty. Ltd. (“PEMI”), a wholly-owned subsidiary of Incremental, entered into a general credit agreement (the “PEMI Credit Agreement”) with Turkiye Garanti Bankasi. PEMI borrowed $5.5 million under the PEMI Credit Agreement in order to fund drilling and development activity in the Selmo oil field. The loan bears interest at a fixed rate of 7.6% per annum, and all outstanding principal and interest under the PEMI Credit Agreement is due August 6, 2010. As of September 30, 2009, $2.6 million in principal is outstanding under the PEMI Credit Agreement, all of which is short-term.

In December 2008, we issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, Mr. McCann, and other purchasers that have business or familial relationships with Mr. Mitchell, that resulted in gross proceeds of $42.5 million. We used substantially all of the net proceeds to purchase additional equipment for our planned drilling and service operations in Turkey, Morocco and Romania, to fund drilling activities in those countries and for general corporate purposes.

On June 22, 2009, we closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States. In the aggregate, we sold 98,377,300 common shares at a price of Cdn$1.65 per common share, raising gross proceeds of approximately $143.1 million. Of the 98,377,300 common shares sold, 41,818,000 common shares were offered and sold by us to Dalea. We used $61.8 million of the net proceeds towards paying off a credit agreement with Dalea. The remaining portion of the net proceeds were used to fund our exploration and development activities and for general corporate purposes.

On July 23, 2009, in connection with our acquisition of EOT, we entered into a promissory note with the sellers in the amount of $1.5 million due July 23, 2010. The note bears interest at a fixed rate of 3% per annum.

On July 27, 2009, in connection with our purchase of a drilling rig from Viking, we entered into a promissory note in the amount of $5.9 million. Dalea owns 85% of Viking. The note is due and payable on August 1, 2010, bears interest at a fixed rate of 10% per annum and is secured by the drilling rig and associated equipment. Interest under the note is payable quarterly on November 1, 2009, February 1, 2010, May 1, 2010 and August 1, 2010.

On November 5, 2009, we priced a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States. Pursuant to these offerings, we plan to issue 42,554,000 common shares at a price of Cdn$2.35 per common share for net proceeds to us of approximately Cdn$95.1 million. If the over-allotment option that we granted to the underwriters is exercised in full, a total of 48,298,790 common shares will be sold under the offerings for total net proceeds of approximately Cdn$107.8 million. The offerings are scheduled to close on or about November 23, 2009, subject to closing conditions and regulatory approvals. We intend to use approximately Cdn$87.3 million of the net proceeds towards the currently unfunded portion of our 2010 capital expenditure program, including approximately Cdn$12.8 million for the acquisition of equipment, approximately Cdn$47.9 million for the drilling of exploration wells in Turkey, Morocco and Romania and approximately Cdn$26.6 million for the drilling of development wells (including well infrastructure) in the Selmo Field and the Thrace Basin. The remaining net proceeds from the offerings will be used for general corporate purposes, which may include the acquisition of other equipment which is not currently included in our 2010 capital expenditure program, the expansion of our drilling program in 2010, additional corporate or property acquisitions or the repayment of approximately $6 million in debt relating to the acquisition of a drilling rig in July 2009.

Currently, we do not have sufficient funds to conduct our planned exploration and development activities beyond December 2009. In order to fund our expanded 2009 and 2010 drilling program, we are working on obtaining a reserves-based credit line by December 2009 and have commenced concurrent offerings of an aggregate of 42,554,000 common shares, or a total of 48,298,790 common shares if the over-allotment option that we granted to the underwriters is exercised in full. There can be no assurance, however, that we will be successful in obtaining this credit line or that we will close these offerings. If we are successful in obtaining this credit line and closing the offerings of common shares, we expect to have sufficient cash, cash equivalents, availability under the credit line and cash flow from operations to fund our operations through 2010. If we are not successful in obtaining this credit line or closing these offerings of common shares, we will need to curtail our planned exploration and development activities and seek other sources of funds, which could have a material adverse effect on our operations.

Contractual Obligations

There have been no material changes to our contractual obligations at September 30, 2009 compared to contractual obligations at December 31, 2008.

Related Party Transactions

We entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking, Longe, MedOil Supply, LLC and Riata. Mr. Mitchell and his wife own 100% of Riata. In addition, Mr. Mitchell, his wife and children indirectly own 100% of Longfellow. Prior to our acquisition of Longe, Longe was owned 100% by Longfellow. Riata owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking. Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. We recorded expenditures for the three and nine months ended September 30, 2009 of $4.8 million and $13.5 million, respectively, for goods and services provided to us under the Service Agreement, of which $1.5 million was payable at September 30, 2009. There were no amounts payable to us under the Service Agreement at September 30, 2009.

On November 28, 2008, we entered into a credit agreement with Dalea for the purpose of funding the all cash takeover offer by TransAtlantic Australia, our wholly-owned subsidiary, for all of the outstanding shares of Incremental. On April 28, 2009, we agreed with Dalea to increase the loan facility by $14.0 million to fund our oil and natural gas exploration and development activities. The total outstanding balance of the advances made under the credit agreement accrued interest at a rate of ten percent (10%) per annum, calculated daily and compounded quarterly. The loan was repaid in full on June 23, 2009, at which time the credit agreement was terminated. We borrowed an aggregate of $64.6 million under the loan and paid a total of $2.0 million in interest.

On December 31, 2008, we entered into bills of sale and assignment with Viking. Under the terms of the bills of sale and assignment, we purchased at Viking’s cost certain drilling and service equipment and other assets from Viking for use in Turkey, Morocco and Romania. We paid $8.3 million to Viking for the drilling and service equipment and other assets.

Effective January 1, 2009, our wholly-owned subsidiary, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), entered into a lease agreement under which it leases rooms, flats and office space at a resort hotel owned by a Turkish company controlled by Mr. Mitchell. Under the lease agreement, TransAtlantic Turkey pays the Turkish Lira equivalent of $5,000 per month base rent and up to 45,000 Turkish Lira per month (approximately $30,000 per month) in operating expense reimbursements. The lease agreement has a one-year term. The amounts paid under the lease agreement are included in amounts paid under the Service Agreement.

On March 20, 2009, our wholly-owned subsidiary, TransAtlantic Australia, purchased 15,025,528 shares of Incremental from Mr. Mitchell at a price of AUD$1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with us. Mr. Mitchell had purchased the Incremental shares between October 27, 2008 and December 23, 2008 at an average price of AUD$0.99 per share. The total consideration paid by TransAtlantic Australia for Mr. Mitchell’s Incremental shares was $11.5 million.

On June 22, 2009, Dalea purchased 41,818,000 common shares at a price of Cdn$1.65 per share in a private placement of our common shares in the U.S. In addition, on June 22, 2009, we entered into a Registration Rights Agreement with Canaccord Capital

Corporation and Dalea (the “Registration Rights Agreement”), pursuant to which we agreed to register for resale under the Securities Act of 1933 (the “Securities Act”) the 41,818,000 common shares purchased by Dalea and 56,559,300 common shares purchased by certain other investors. Under the Registration Rights Agreement, we filed a registration statement with the SEC on July 20, 2009. The registration statement was declared effective on September 29, 2009.

On July 27, 2009, our wholly-owned subsidiary, Viking International Limited (“Viking International”), purchased a drilling rig and associated equipment from Viking. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable to Viking in the amount of $5.9 million. The note is due and payable on August 1, 2010, bears interest at a fixed rate of 10% per annum and is secured by the drilling rig and associated equipment. Interest under the note is payable quarterly on November 1, 2009, February 1, 2010, May 1, 2010 and August 1, 2010. As of September 30, 2009, $5.9 million in principal and $99,000 in interest was outstanding.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2009.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

On December 30, 2008, we acquired Longe. During the first quarter of 2009, we acquired a controlling interest in Incremental and completed the acquisition of Incremental’s remaining outstanding shares in the second quarter of 2009. In the third quarter of 2009, we acquired all of the ownership interests in EOT. We have not been able to conduct an evaluation of internal control over financial reporting for any of the acquired entities. We are in the process of integrating the operations of Incremental, Longe and EOT with those of our company and incorporating the internal controls and procedures of Incremental, Longe and EOT into our internal control over financial reporting. Excluding the acquisitions of Incremental, Longe and EOT, there were no changes to our internal control over financial reporting during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Any material change to our internal control over financial reporting due to the acquisitions of Incremental, Longe and EOT will be disclosed in our annual report for the fiscal year ending December 31, 2009 in which our assessment that encompasses Incremental, Longe and EOT will be included.

PART II.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

During the third quarter of 2009, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except for the additional risk factors listed below.

We will require significant capital to continue our exploration and development activities beyond December 2009.

We recently expanded our planned 2009 and 2010 drilling program. Currently, we do not have sufficient funds to conduct our planned exploration and development activities beyond December 2009. If we are unable to finance these planned exploration and development activities on acceptable terms or at all, our operations may be materially and adversely affected.

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

Difficulties in combining the operations of Incremental and EOT with our operations may prevent us from achieving the expected benefits from the acquisitions.

There are significant risks and uncertainties associated with our acquisitions of Incremental and EOT. The acquisitions are expected to provide substantial benefits, including among other things, expanding our rig fleet and increasing our workforce of highly qualified field staff, engineers and geologists in Turkey, one of our target countries. Achieving such expected benefits is subject to a number of uncertainties, including:

•	whether the operations of Incremental and EOT are integrated with our company in an efficient and effective manner;

•	difficulty transitioning customers and other business relationships to our company;

•	problems unifying management of a combined company;

•	loss of key employees from our existing or acquired businesses; and

•	intensified competition from other companies seeking to expand sales and market share during the integration period.

Failure to achieve these benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy from the development and operation of our existing business that could materially and adversely impact our business, financial condition and operating results.

We have limited and concentrated current production.

We have limited current production, and substantially all of our crude oil production is concentrated in the Selmo field in Turkey. A Turkish government-owned oil and gas company purchases all of our crude oil production from the Selmo field. If this company fails to purchase our crude oil production from the Selmo field, our results of operations could be materially and adversely affected.

We could experience labor disputes that could disrupt our business in the future.

As of September 30, 2009, approximately 56 of our employees that are employed by one of our Turkish subsidiaries are represented by a collective bargaining agreement with the Turkish Employers Association of Chemical, Oil and Plastic Industries (KIPLAS) and the Petroleum, Chemical and Rubber Workers Union of Turkey (PETROL-IS). This agreement terminates in January 2010. There can be no assurance that we will be able to negotiate the terms of any expiring or expired agreement in a manner acceptable to us. Therefore, potential work disruptions from labor disputes may result, which may disrupt our business and adversely affect our financial condition and results of operations.

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

We currently derive substantially all of our revenue from the Selmo oil field in southeastern Turkey. In addition, we have plans for substantial exploration activities in Turkey and expect to be producing gas from the Thrace Basin in northwest Turkey before the end of 2009. Recently, areas of Turkey have experienced political, social or economic problems, terrorist attacks, insurgencies or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and our operations. Despite these precautions, the safety of our personnel and operations in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors or our operations could be disrupted, any of which could have a material adverse effect on our business and results of operations.

There is no assurance that we will not be assessed for Canadian federal tax as a result of our recent continuance under the Companies Act 1981 of Bermuda.

For Canadian tax purposes, we are deemed, immediately before the completion of our continuance under the Companies Act 1981 of Bermuda, to have disposed of each property owned by us for proceeds equal to the fair market value of that property, and will be subject to tax on any resulting net income. In addition, we are required to pay a special “branch tax” equal to 25% of any excess of the fair market value of our property over the “paid-up capital” (as defined in the Income Tax Act (Canada)) of our outstanding common shares and our liabilities. Management, together with its professional advisors, will determine the fair market value of our property and the paid-up capital of our common shares for these purposes. Management does not anticipate that the deemed disposition of our assets at fair market value will result in any material adverse Canadian income tax consequences to us and believes that the paid-up capital of our common shares and our liabilities exceeds the fair market value of our property resulting in no “branch tax” being payable. However, our final determination of the fair market value of our property may be higher than currently anticipated, or the Canada Revenue Agency (“CRA”) may not accept our determination of the fair market value of our property. In the event that our final determination or CRA’s determination of fair market value is significantly higher than currently anticipated and such determination is final, we may be subject to material amounts of “branch tax” resulting from the deemed disposition.

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

Our future success will depend on the success of our acquisition, development, and exploitation activities. Our decisions to purchase, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Our estimates regarding reserves and production resulting from the acquisition of Incremental may prove to be incorrect, which could significantly reduce our income and our ability to generate cash needed to fund our capital program and other working capital requirements in the longer term.

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

We have registered for resale 55,544,300 common shares pursuant to a registration statement and intend to register additional shares following the closing our current offering of 42,554,000 common shares, or a total of 48,298,790 common shares if the over-allotment option that we granted to the underwriters is exercised in full. Upon effectiveness of the registration statement these shares will become freely tradable. The ability of our shareholders to sell substantial amounts of our common shares in the public market, including shares covered by the registration statement, or upon the expiration of any statutory holding period under Rule 144, could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common shares could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a special meeting of shareholders on July 14, 2009 to approve a special resolution approving an arrangement under the provisions of the Business Corporations Act (Alberta), involving our company and our shareholders, pursuant to which we will be continued under the Companies Act 1981 of Bermuda under the name TransAtlantic Petroleum Ltd. The table below shows the results of the shareholders’ voting:

	Votes in Favor	Votes Withheld/ Against	Abstain	Broker Non-Votes
Approval of the arrangement	109,949,422	18,924	31,887	0

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 7, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 7, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd. dated July 14, 2009. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 7, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3	Registration Rights Agreement, dated June 22, 2009, by and between TransAtlantic Petroleum Corp., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2009, filed with the SEC on June 25, 2009).

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Matthew McCann
Matthew McCann
Chief Executive Officer

By:	/s/ Hilda Kouvelis
Hilda Kouvelis
Chief Financial Officer

Date: November 16, 2009

INDEX TO EXHIBITS

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 7, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 7, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd. dated July 14, 2009. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 7, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3	Registration Rights Agreement, dated June 22, 2009, by and between TransAtlantic Petroleum Corp., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2009, filed with the SEC on June 25, 2009).

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.