Form 10-Q
period 2010-03-31
TRANSATLANTIC PETROLEUM LTD.
filed 2010-05-10
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2010, the registrant had 304,363,305 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,728	$90,484
Accounts receivable:
Oil and gas sales, net	9,096	6,926
Other	3,753	2,827
Prepaid and other current assets	12,058	8,251
Deferred income taxes	1,451	1,580

Total current assets	64,086	110,068

Property and equipment (note 6):
Oil and gas properties (successful efforts method)
Mineral interests:
Proved	78,353	66,313
Unproved	14,222	12,363
Drilling services and other equipment	132,347	106,641

	224,922	185,317
Less accumulated depreciation, depletion and amortization	(11,950)	(8,053)

Property and equipment, net	212,972	177,264

Other assets:
Restricted cash (note 5)	7,780	7,780
Other accounts receivable (note 12)	2,426	—
Deferred charges (note 9)	1,876	1,904
Goodwill (note 4)	9,937	10,067

Total other assets	22,019	19,751

Total assets	$299,077	$307,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,326	$7,385
Accounts payable – related party (note 15)	716	1,075
Accrued liabilities	8,527	12,172
Settlement provision	240	240
Loans payable (note 9)	1,598	1,595
Loan payable – related party (notes 9 and 15)	4,525	5,906
Derivative liabilities (note 7)	599	762

Total current liabilities	27,531	29,135

Long-term liabilities:
Asset retirement obligations (note 8)	3,281	3,125
Deferred income taxes	8,626	9,056
Loan payable – related party (notes 9 and 15)	6,932	—
Derivative liabilities (note 7)	698	1,160

Total long-term liabilities	19,537	13,341

Total liabilities	47,068	42,476

Commitments and Contingencies (notes 9, 13 and 14)

Stockholders’ equity (note 10):
Common shares, $0.01 par value, 1,000,000,000 authorized, issued and outstanding 303,335,456 as of March 31, 2010 and 303,265,456 as of December 31, 2009	3,036	3,033
Additional paid in capital	372,601	371,905
Additional paid in capital – warrants	5,435	5,435
Accumulated other comprehensive income	7,644	9,601
Accumulated deficit	(136,707)	(125,367)

Total stockholders’ equity	252,009	264,607

Total liabilities and stockholders’ equity	$299,077	$307,083

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Loss

(U.S. dollars and shares in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues:
Oil and gas sales	$11,317	$1,362
Oilfield services	1,075	—

Total revenues	12,392	1,362

Costs and expenses:
Production	4,198	1,003
Exploration, abandonment and impairment	4,483	—
Seismic and other exploration	419	2,390
International oil and gas activities	3,716	3,321
General and administrative	6,000	1,993
Depreciation, depletion and amortization	3,970	1,296
Accretion of asset retirement obligation (note 8)	46	65

Total costs and expenses	22,832	10,068

Operating loss	10,440	8,706

Other (income) expense:

Interest and other expense	547	660
Interest and other income	(19)	(111)
Gain on commodity derivative contracts (note 7)	(603)	—
Foreign exchange loss (note 15)	133	4,348

Total other expense	58	4,897

Loss before income taxes:	10,498	13,603

Income taxes, current	1,060	—
Income tax recovery, deferred	(218)	(53)

Net loss	$11,340	$13,550
Non controlling interest, net of tax	—	(256)

Net loss attributable to TransAtlantic Petroleum Ltd.	$11,340	$13,294

Other comprehensive loss
Foreign currency translation adjustment	1,957	133

Comprehensive loss	$13,297	$13,427

Net loss per common share attributable to TransAtlantic Petroleum Ltd.:

Basic and diluted net loss per common share attributable to TransAtlantic Petroleum Ltd.	$0.04	$0.09
Basic and diluted weighted average number of shares outstanding	303,335	155,008

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

(U.S. dollars and shares in thousands)

	Common Shares	Warrants (Shares)	Common Shares ($)	Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	303,266	10,830	$3,033	$371,905	$5,435	$9,601	$(125,367)	$264,607
Issuance costs	—	—	—	(1)	—	—	—	(1)
Exercise of stock options	300	—	3	194	—	—	—	197
Stock-based compensation	—	—	—	503	—	—	—	503
Foreign currency translation adjustment	—	—	—	—	—	(1,957)	—	(1,957)
Net loss for the period	—	—	—	—	—	—	(11,340)	(11,340)

Balance at March 31, 2010	303,566	10,830	3,036	$372,601	$5,435	$7,644	$(136,707)	$252,009

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)
Operating Activities:

Net loss	$(11,340)	$(13,550)

Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	539	321
Foreign currency loss	133	(58)
Unrealized gain on commodity derivative contracts	(603)	—
Deferred tax recovery	(218)	(53)
Exploration, abandonment and impairment	2,375	—
Depreciation, depletion and amortization	3,970	1,296
Accretion of asset retirement obligations	46	65

Changes in operating assets and liabilities, net of effect of acquisition (note 4):

Accounts receivable	(5,908)	(384)
Prepaid expenses and other assets	(5,219)	2,239
Accounts payable and accrued liabilities	172	(680)

Net cash used in operating activities	(16,053)	(10,804)

Investing activities:

Acquisition of Incremental Petroleum Limited, net of cash (note 4)	—	(37,424)
Acquisition of Incremental Petroleum Limited shares – related party (note 4)	—	(11,182)
Additions to oil and gas properties	(15,981)	(1,164)
Addition to drilling services and other equipment	(20,059)	(9,313)
Restricted cash	—	(1,506)

Net cash used in investing activities	(36,040)	(60,589)

Financing activities:

Exercise of stock options and warrants	197	15
Issuance costs	(1)	—
Loan proceeds – related party	—	59,001
Loan repayment	(364)	—

Net cash provided by (used in) financing activities	(168)	59,016

Effect of exchange rate changes on cash	(495)	(75)

Net decrease in cash and cash equivalents	(52,756)	(12,452)

Cash and cash equivalents, beginning of period	90,484	30,052

Cash and cash equivalents, end of period	$37,728	$17,600

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1.	General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas in Turkey, Morocco, Romania and California. The Company owns its own drilling rigs and oilfield service equipment, which it uses to develop its properties in Turkey and Morocco. In addition, the Company provides oilfield services and contract drilling services to third parties in Turkey and plans to provide similar services in Morocco. Approximately 48.7% of the Company’s outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the Chairman of the Company’s board of directors.

Significant events and transactions which have occured since January 1, 2009 include the following:

1.	in March 2009, the Company acquired Incremental Petroleum Limited (“Incremental”), an international oil and gas company that was publicly traded on the Australian Stock Exchange. The acquisition of Incremental expanded the Company’s rig fleet and increased its workforce of field staff, engineers and geologists in Turkey. At the time of the acquisition, Incremental’s Turkish properties included the producing Selmo oil field, a 55% interest in the Edirne gas field and additional exploration acreage (see note 4);

2.	in June 2009, the Company closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement inside the United States in which the Company sold an aggregate of 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of approximately $143.1 million;

3.	in July 2009, the Company acquired Energy Operations Turkey, LLC, now called Talon Exploration, Ltd. (“Talon”). At the time of the acquisition, Talon’s Turkish assets included the producing Arpatepe oil field and additional exploration acreage (see note 4);

4.	in November 2009, the Company closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States in which the Company sold an aggregate of 48,298,790 common shares at a price of Cdn $2.35 per share, raising gross proceeds of approximately $106.9 million; and

5.	in December 2009, the Company entered into a three year senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA.

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

These unaudited consolidated financial statements reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair statement of the consolidated financial position of the Company as at March 31, 2010 and for the three month periods ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

The Company’s significant accounting policies are described in Notes 2 and 3 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.

3.	New accounting pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The update provides amendments to ASC 820 that require more robust disclosures about: (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Leve1 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to ASC 820 did not have a material impact on the Company’s financial statements.

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

4.	Acquisitions

Talon Exploration

On July 23, 2009, the Company’s wholly-owned subsidiary, TransAtlantic Worldwide Ltd., acquired all of the ownership interests in Talon (formerly Energy Operations Turkey, LLC) for total consideration of approximately $7.7 million. Talon’s assets included interests in exploration licenses in southern and southeastern Turkey, inventory and seismic data. In connection with the purchase of Talon, TransAtlantic Worldwide Ltd. entered into an unsecured promissory note with the sellers in the amount of $1.5 million due July 23, 2010 (see note 9). The note bears interest at a fixed rate of 3.0% per annum. The Company recorded $170,000 in acquisition related costs for the Talon acquisition. The following tables summarize the consideration paid in the Talon acquisition, and the preliminary purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition dates.

Consideration:	(in thousands)
Cash consideration, net of purchase price adjustments	$6,215
Promissory note (note 9)	1,500

Fair value of total consideration transferred	$7,715

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:
Financial assets:
Cash, consisting of approximately 33,000 Turkish Lira	$23
Accounts receivable	96

Total financial assets	119
Other current assets, consisting primarily of deposits	807
Oil and gas properties:
Unproved properties	1,900
Inventory	1,217

Total oil and gas properties	3,117
Financial liabilities:
Accounts payable, consisting of normal trade obligations	(106)
Other liabilities	(37)
Asset retirement obligations	(37)

Total financial liabilities	(180)

Total identifiable net assets	$3,863

Goodwill	$3,852

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. The Company recorded $3.9 million in goodwill for the acquisition of Talon. The goodwill relates to access to potential exploration and production opportunities in foreign jurisdictions.

Talon had approximately 37 million Turkish Lira in accumulated tax losses in Turkey at acquisition. The accumulated tax losses are fully reserved by a valuation allowance and no value was attributed at the acquisition date.

Incremental Petroleum

On October 27, 2008, the Company announced its intention to make a cash takeover offer (the “Offer”) through TransAtlantic Australia Pty. Ltd. (“TransAtlantic Australia”), a wholly-owned subsidiary of the Company, for all of the outstanding common shares of Incremental, an international oil and gas company that was publicly traded on the Australian Stock Exchange. The Offer expired on March 6, 2009. As of March 6, 2009, the Company owned common shares of Incremental representing approximately 65.4% of Incremental’s outstanding common shares, and had received offers to acquire an additional approximately 11.6% of Incremental’s outstanding common shares. On March 20, 2009, the Company purchased 15,025,528 common shares of Incremental from Mr. Mitchell (see note 15). The Company acquired these shares from Mr. Mitchell for cash at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with the Company. Incremental was delisted from the Australian Stock Exchange on March 26, 2009. At March 31, 2009, the Company had paid for and owned approximately 96% of the common shares of Incremental. On April 20, 2009, the Company paid for and completed the acquisition of the remaining 4% of Incremental’s common shares through an Australian statutory procedure. These shares were acquired at the same price per share as the previous share purchases. In addition, the Company agreed to purchase all of the outstanding options to acquire common shares of Incremental. On April 8, 2009, in exchange for the assignment of the Incremental options to the Company, the Company paid the Incremental option holders an aggregate of $721,000 in cash and issued them an aggregate of 101,585 common shares of the Company and 829,960 common share purchase warrants of the Company. Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share of the Company at an exercise price of $1.20 per share. The common shares and common share purchase warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The acquisition of Incremental was accounted for as a business combination. The Company recorded $817,000 in acquisition related costs for the Incremental acquisition.

The following tables summarize the consideration paid in the Incremental acquisition, and the final purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition dates, as well as the acquisition-date fair value of the non-controlling interests in Incremental:

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

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:
Financial assets:
Cash, consisting of approximately $1.3 million, AUD $3.6 million and 3.5 million Turkish Lira	$5,547
Accounts receivable	4,317

Total financial assets	9,864
Deferred income tax assets	626
Other current assets, consisting primarily of prepaid expenses	1,022
Oil and gas properties:
Unproved properties	2,290
Proved properties	50,970
Drilling services equipment	2,802
Inventory	1,313

Total oil and gas properties	57,375
Financial liabilities:
Accounts payable, consisting of normal trade obligations	(1,773)
Accrued liabilities, consisting primarily of accrued compensated employee absences	(679)
Current portion of long-term debt	(2,765)
Deferred income taxes	(7,925)
Long-term debt	(1,217)
Asset retirement obligations, consisting of future plugging and abandonment liabilities on Incremental’s developed wellbores as of March 5, 2009, based on internal and third-party estimates of such costs, adjusted for a historic Turkish inflation rate of approximately 7.9%, and discounted to present value using the Company’s credit-adjusted risk-free rate of 7.2%	(3,025)

Total financial liabilities	(17,384)

Total identifiable net assets	$51,503

Fair value of non-controlling interest in Incremental, based on the Company’s acquisition of such interest on April 20, 2009 for AUD $3,475,399	$2,761

Goodwill	$6,199

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. The Company recorded $6.2 million in goodwill on the acquisition of Incremental. The goodwill relates to access to potential exploration and production opportunities in foreign jurisdictions.

5.	Restricted cash

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees. At March 31, 2010 and December 31, 2009, restricted cash included:

	March 31, 2010	December 31, 2009
	(in thousands)
Non-current:
Work programs in Morocco – bank guarantees expiring in one year or less	$4,012	$4,012
Work programs in Morocco – bank guarantees expiring in more than one year	3,500	3,500
Settlement provision for Nigerian liabilities	240	240
Operator bond	28	28

Total restricted cash	$7,780	$7,780

6.	Property and equipment

Oil and gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and gas properties:

	March 31, 2010	December 31, 2009
	(in thousands)
Oil and gas properties, proved:
Turkey	$78,353	$66,313
Oil and gas properties, unproved:
Morocco	$9,049	$4,776
Romania	752	3,072
U.S	1,250	1,322
Turkey	3,171	3,193

Total oil and gas properties, unproved	14,222	12,363
Accumulated depreciation, depletion and amortization	(3,392)	(2,483)

Net oil and natural gas properties	$89,183	$76,193

At March 31, 2010 and December 31, 2009, the Company excluded $15.3 million and $10.8 million, respectively, from the depletion calculation for proved development wells currently in progress and for fields currently not on production.

During the three months ended March 31, 2010, the Company incurred approximately $7.9 million in exploratory drilling costs, of which $4.5 million was charged to earnings (included in exploration, abandonment and impairment expense) and $3.4 million remained capitalized at March 31, 2010. The Company did not reclassify any of its exploratory well costs to proved properties during the three months ended March 31, 2010.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

Drilling services and other equipment

The historical cost of drilling services and other equipment presented on a gross basis with accumulated depreciation is summarized as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Drilling services equipment	$77,965	$66,874
Inventory	28,826	22,001
Gas gathering system and facilities	8,432	7,612
Seismic equipment	13,063	6,786
Vehicles	2,154	1,822
Office equipment and furniture	1,907	1,546

Gross drilling services and other property and equipment	132,347	106,641
Accumulated depreciation	(8,558)	(5,570)

Net drilling services and other property and equipment	$123,789	$101,071

At March 31, 2010, the Company excluded $8.4 million for gas gathering system and facilities, $1.2 million of drilling services equipment and $28.8 million of inventory from depreciation as the equipment had not been placed into service. At December 31, 2009, the Company excluded $7.6 million for gas gathering system and facilities, $1.3 million of seismic equipment and $22.0 million of inventory from depreciation as the equipment had not been placed into service.

7.	Commodity derivative instruments

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

At March 31, 2010, the Company had outstanding contracts with respect to its future crude oil production as set forth in the table below:

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	April 1, 2010 — December 31, 2010	800	$61.50	$89.13	$(515)
Collar	January 1, 2011 — December 31, 2011	700	$61.50	$102.00	(453)
Collar	January 1, 2012 — December 31, 2012	600	$61.50	$109.83	(329)

					$(1,297)

For the three months ended March 31, 2010, the Company recorded a net unrealized gain on commodity derivative contracts of approximately $603,000 on the above open derivative contracts. The Company was not party to any derivative contracts for the comparable period of 2009.

8.	Asset retirement obligations

As part of its development of oil and gas properties, the Company incurs asset retirement obligations (“ARO”). The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties and facilities. At March 31, 2010, the net present value of the Company’s total ARO is estimated to be $3.3 million, with the undiscounted value being $8.8 million. Total ARO at March 31, 2010 shown in the table below consists of amounts for future plugging and abandonment liabilities on the Company’s wellbores and facilities based on internal and third-party estimates of such costs, adjusted for inflation rate of approximately 6.5% per annum, and discounted to present value using the Company’s credit-adjusted risk-free rate of 7.2% per annum. The following table summarizes the changes in our asset retirement obligation for the three months ended March 31, 2010 and for the year ended December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Asset retirement obligation at January 1, 2010 and January 1, 2009	$3,125	$14
Incremental acquisition (note 4)	—	3,025
Talon acquisition (note 4)	—	37
Change in estimates	—	(1,163)
Foreign exchange change effect	(37)	485
Additions	147	563
Accretion expense	46	164

Asset retirement obligation at March 31, 2010 and December 31, 2009	$3,281	$3,125

9.	Loans payable

The Company uses the negotiated interest rates in determining the fair value of its debt. As of the indicated dates, our debt consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Floating Rate Debt
Related party promissory note (note 15)	$11,457	$5,906
Unsecured line of credit – 0%	98	95
Fixed Rate Debt
Talon acquisition – 3.0% promissory note (note 4)	1,500	1,500

	$13,055	$7,501

On February 19, 2010, the related party promissory note was amended. See note 15.

The following principal amounts due at March 31, 2010 are as follows:

		Principal Due In
		(in thousands)
Floating Rate Debt	Total	2010	2011	2012	Thereafter
Related party promissory note	$11,457	$3,366	$4,750	$3,341	$—
Unsecured line of credit – 0%	98	98	—	—	—
Fixed Rate Debt
Talon acquisition – 3.0% promissory note	1,500	1,500	—	—	—

	$13,055	$4,964	$4,750	$3,341	$—

10.	Stockholders’ equity

Warrants

In December 2008, the Company issued 10,000,000 common share purchase warrants as consideration for the acquisition of Longe Energy Limited (“Longe”). Each warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011.

In April 2009, the Company issued 829,960 common share purchase warrants to retire share-based payment arrangements of Incremental. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $1.20 per share through April 2, 2012 (see note 4).

Restricted stock units

On June 16, 2009, the Company’s shareholders approved the 2009 Long-Term Incentive Plan (the “Incentive Plan”), pursuant to which the Company can award restricted stock units (“RSUs”) and other share-based compensation to certain of its directors, officers, employees and consultants. Each RSU is equal in value to one common share of the Company on the grant date. Upon vesting, an award recipient is entitled to a number of common shares of the Company equal to the number of vested RSUs.

Share-based compensation expense of $503,000 and $250,000 with respect to RSU awards was recorded for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company had approximately $2.8 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.7 years. The following table sets forth RSU activity for the three months ended March 31, 2010:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested RSUs outstanding at January 1, 2010	2,112	$1.25

Granted	731	$2.99
Forfeitures	(3)	$2.79
Vested	(648)	$0.83

Unvested RSUs outstanding at March 31, 2010	2,192	$1.95

Stock options

The Company’s Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding option awards issued under the Option Plan remained in full force and effect. All options presently outstanding under the Option Plan have a five-year term.

Under the Black-Scholes Model, the fair value of all outstanding options under the Option Plan is calculated at approximately $36,000 and $71,000 and is recognized as share-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the unamortized amount of share-based compensation expense was approximately $33,000 which is expected to be recognized over a weighted average period of less than one year. The following table sets forth stock option activity for the three months ended March 31, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,323	$0.88
Granted	—	—
Expired	—	—
Exercised	(300)	0.66

Outstanding at March 31, 2010	3,023	$0.90

Exercisable at March 31, 2010	2,877	$0.88

The following table summarizes information about stock options as of March 31, 2010:

		Options Outstanding			Options Exercisable
Range of Prices		Shares (in thousands)	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Shares (in thousands)	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average Options Exercisable Remaining Contractual Life (years)
Low	High
$0.31	$0.74	595	$0.31	$1,886	595	$0.31	$1,886	2.68
$0.75	$0.99	400	$0.90	1,032	400	$0.90	$1,032	0.53
$1.00	$1.20	1,605	$1.02	3,942	1,605	$1.02	$3,942	1.66
$1.23	$1.32	423	$1.25	943	277	$1.25	$617	3.23

		3,023	$0.90	$7,803	2,877	$0.88	$7,477	1.87

11.	Segment information

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

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
For the three months ended March 31, 2010
Net revenues	$18	$—	$13,888	$—	$13,906
Inter-segment revenues	—	—	(1,514)	—	(1,514)

Total revenues	$18	$—	$12,374	$—	$12,392
Net loss attributable to TransAtlantic Petroleum Ltd.	3,280	4,273	1,325	2,462	11,340
For the three months ended March 31, 2009
Total revenues	$5	$—	$1,357	$—	$1,362
Net loss attributable to TransAtlantic Petroleum Ltd.	6,946	293	3,240	2,815	13,294

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
Total assets
March 31, 2010	$31,515	$4,653	$211,523	$51,386	$299,077
December 31, 2009	92,726	6,278	162,560	45,519	307,083

Summarized financial information concerning the Company’s operating segments is shown in the following tables:

	E&P	Drilling	Corporate	Total
	(in thousands)
For the three months ended March 31, 2010
Net revenues	$11,317	$2,589	$—	$13,906
Inter-segment revenues	—	(1,514)	—	(1,514)

Total revenues	$11,317	$1,075	$—	$12,392
Net loss attributable to TransAtlantic Petroleum Ltd.	4,150	4,174	3,016	11,340
For the three months ended March 31, 2009
Total revenues	$1,362	$—	$—	$1,362
Net loss attributable to TransAtlantic Petroleum Ltd.	7,507	1,051	4,736	13,294

	E&P	Drilling	Corporate	Total
	(in thousands)
Total assets
March 31, 2010	$186,287	$81,275	$31,515	$299,077
December 31, 2009	158,856	55,501	92,726	307,083

12.	Financial instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount at March 31, 2010 and December 31, 2009 due to the short maturity of those instruments.

Interest rate risk

The Company is exposed to interest rate risk as a result of its fixed rate notes and its variable rate short-term cash holdings. Interest rate changes would result in gains or losses in the market value of the Company’s fixed rate debt due to differences between the current market interest rates and the rates governing its notes.

Foreign currency risk

The Company has underlying foreign currency exchange rate exposure. The Company’s currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, European Union Euro, Romanian New Leu, Moroccan Dirham and Turkish Lira. Foreign currency forward contracts have not been used to manage exchange rate fluctuations. At March 31, 2010, the Company had Cdn $2.1 million (approximately $2 million), 7.4 million Euros (approximately $10 million) and 17.9 million Moroccan Dirham (approximately $2.1 million) in cash and cash equivalents, which exposes the Company to exchange rate risk based on fluctuations in the value of the Canadian Dollar, European Union Euro and Moroccan Dirham.

Commodity price risk

The Company is exposed to fluctuations in commodity prices for crude oil and, starting in April 2010, natural gas. Commodity prices are affected by many factors including but not limited to supply and demand. At March 31, 2010 the Company was a party to commodity derivative contracts (see note 7).

Concentration of credit risk

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners and from government agencies. Included in receivables are amounts due from the national oil company of Turkey, which purchases all of the Company’s oil production in Turkey. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts. Other accounts receivable relating to value added taxes are expected to be collected subsequent to March 31, 2011. The majority of the Company’s cash and cash equivalents are held by three financial institutions in the U.S. and Turkey.

Fair value measurements

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

ASC 820 characterizes inputs used in determining fair value according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair value measurement hierarchy are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Measurements based on prices or valuation models that required inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

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

The following table summarizes the valuation of the Company’s financial assets and liabilities as of the dates indicated:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of March 31, 2010:
Assets (liabilities):
Fixed rate debt	$—	$(1,500)	$—	$(1,500)
Floating rate debt	—	(11,457)	—	(11,457)
Senior credit facility	—	—	—	—
Crude oil derivative contracts	—	(1,297)	—	(1,297)

Total	$—	$(14,254)	$—	$(14,254)

As of December 31, 2009:
Assets (liabilities):
Fixed rate debt	$—	$(7,501)	$—	$(7,501)
Senior credit facility	—	—	—	—
Crude oil derivative contracts	—	(1,922)	—	(1,922)

Total	$—	$(9,423)	$—	$(9,423)

13.	Commitments

The Company has remaining work program commitments in Morocco of the following amounts based upon fully-funded bank guarantees: $2.0 million under its Guercif exploration permits, $3.0 million under its Ouezzane-Tissa exploration permits, $1.0 million under its Tselfat exploration permit and $1.5 million under its Asilah exploration permit. The bank guarantees are reduced periodically based on work performed. In the event the Company fails to perform the required work commitments, the remaining amount of the bank guarantees would be forfeited.

On March 3, 2009, the Company amended the lease for its Dallas, Texas office space extending the term to December 31, 2013. In Morocco, the Company has entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard. In Romania, the Company has one-year leases for an office and an apartment. In Turkey, the Company has entered into a three-year lease for the office space in Istanbul, short term leases of two apartments in Istanbul, a five-year lease (four years remaining) for an operations yard in Diyarbakir and a one-year lease for apartments and office space at a hotel in Turkey. The Company’s aggregate annual commitments as of March 31, 2010 are as follows:

		Payments Due by Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Leases and other	$7,291	$1,907	$2,324	$2,093	$619	$—	$348
Contracts	36,890	18,590	15,300	3,000	—	—	—
Permits	16,405	11,005	5,400	—	—	—	—

	$60,586	$31,502	$23,024	$5,093	$619	$—	$348

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

The Company’s commitments pursuant to petroleum licenses and permits as of March 31, 2010 included commitments to:

•	Drill one well on the Tselfat permit in Morocco in 2010;

•	Drill one well on the Izvoru permit in Romania in 2010;

•	Drill one well on one of the Midyat permits in Turkey in 2010;

•	Drill one well on one of the Tuz Golu permits in Turkey in 2011;

•	Re-enter and test one well on License 4174 in Turkey in 2010;

•	Drill one well every six months on the Edirne License in Turkey in 2010 and 2011;

•

Drill two wells on the Ouezzane-Tissa permits in 2010 and drill one well on the Asilah permits in Morocco in 2011, pursuant to the Company’s license as well as commitments under the Company’s farm-out agreement with Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation;

•	Drill one well on one of the Guercif licenses in Morocco in 2010, pursuant to the Company’s license as well as a commitment under the Company’s agreement with Stratic Energy Corporation; and

•	Conduct miscellaneous exploratory activities on several of the Company’s Turkish licenses.

The Company’s commitments pursuant to agreements with third party license holders as of March 31, 2010 included commitments to:

•	Drill one well on License 4325 in Turkey in 2011 in accordance with the Company’s agreement with Selsinsan Petrol Maden;

•	Drill one well on one of the Malatya licenses in Turkey in 2011 in accordance with the Company’s agreement with Selsinsan Petrol Maden;

•	Drill three wells on License 3118 in Turkey in 2010 in accordance with the Company’s agreement with Aladdin Middle East;

•	Drill one well on one of the Bakuk licenses in Turkey in 2010 in accordance with the Company’s farm-in agreement with Tiway Turkey Ltd. to earn a 50% interest;

•

Participate in drilling six wells on five licenses in District 12 (Gaziantep) in Turkey (one in 2010, two in 2011 and three in 2012) in accordance with the Company’s agreement with Thrace Basin Natural Gas; and

•

Drill two wells and re-enter three wells on License 3791 and drill two wells and re-enter one well on License 3165 in Turkey in 2010 and 2011 in accordance with the Company’s agreement with Turkiye Petrolleri Anonim Ortakligi.

14.	Contingent liability

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

15.	Related party transactions

Debt transactions

On November 28, 2008, the Company entered into a credit agreement with Dalea Partners, LP (“Dalea”) for the purpose of funding the all cash takeover offer by TransAtlantic Australia, for all of the outstanding shares of Incremental. Dalea is owned by Mr. Mitchell and his wife. Pursuant to the credit agreement, as amended, until June 30, 2009, the Company could request advances from Dalea of (i) up to $62.0 million for the sole purpose of purchasing Incremental common shares in connection with the Offer, plus related transaction costs and expenses; and (ii) up to $14.0 million for general corporate purposes. The total outstanding balance of the advances made under the credit agreement accrued interest at a rate of ten percent (10%) per annum, calculated daily and compounded quarterly. The loan was repaid in full on June 23, 2009, at which time the credit agreement was terminated. The Company borrowed an aggregate of $64.6 million under the loan and paid a total of $2.0 million in interest during 2009. The Company recorded a foreign exchange loss of $4.3 million related to the credit agreement in the first quarter of 2009.

Equity transactions

On December 30, 2008, the Company acquired 100% of the issued and outstanding shares of Longe from Longfellow Energy, LP (“Longfellow”) in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Longfellow is indirectly owned by Mr. Mitchell, his wife and his children.

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

Equipment purchase transactions

On July 27, 2009, the Company’s wholly-owned subsidiary, Viking International Limited (“Viking International”), purchased the I-13 drilling rig and associated equipment from Viking Drilling, LLC (“Viking”), an entity in which Dalea owns 85%. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable to Viking in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. The Company paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking in the amount of $11.8 million, which is comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. Interest expense for the three months ended March 31, 2010 and 2009 pursuant to the Viking note was $176,000 and $0, respectively, of which $0 was included in accrued liabilities at March 31, 2010.

Service transactions

Effective May 1, 2008, the Company entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking, Longe, MedOil Supply, LLC and Riata Management, LLC (“Riata Management”). Mr. Mitchell and his wife own 100% of Riata Management. In addition, Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Prior to the Company’s acquisition of Longe, Longe was owned 100% by Longfellow. Riata Management owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking. Under the terms of the Service Agreement, the Company pays, or is paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. The Company recorded expenditures for the three months ended March 31, 2010 of $7.1 million for goods and services provided to it under the Service Agreement, of which approximately $716,000 was payable at March 31, 2010. Payables in the amount of $1.1 million at December 31, 2009 were settled in cash during the first quarter of 2010. Payables in the amount $716,000 due under the Service Agreement at March 31, 2010, were settled in cash during the second quarter of 2010. There were no amounts payable to the Company under the Service Agreement as of March 31, 2010.

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

On December 15, 2009, Viking International entered into an Agreement for Management Services (“Management Services Agreement”) with Viking. Pursuant to the Management Services Agreement, Viking International agreed to provide management, marketing, storage and personnel services (collectively, the “Rig Services”) from time to time as requested by Viking for the operation of certain rigs (the “Rigs”) owned by Viking that are located in Turkey. Under the terms of the Management Services Agreement, Viking will pay Viking International for all actual costs and expenses associated with the provision of the Rig Services. In addition, Viking will pay Viking International a distribution equal to 5% of the net profits of each Rig, which is calculated as the gross revenues of each Rig less any and all expenses attributable to such Rig, including, but not limited to, the payment for services and insurance under the Management Services Agreement and depreciation. As of March 31, 2010, Viking International had not performed any services under the Management Services Agreement and has received no payments or distributions.

Other transactions

In July 2008, Longfellow guaranteed the obligations of the Company and Longe under a farm-out agreement concerning the Company’s Ouezzane-Tissa and Asilah exploration permits in Morocco up to a maximum of $25 million.

16.	Subsequent events

TPAO farm-in

On April 9, 2010, the Company entered into a memorandum of understanding with Turkiye Petrolleri Anonim Ortakligi (“TPAO”), the national oil company of Turkey, to explore for unconventional resources in Turkey. In the initial phase of the agreement, the Company will participate in two licenses, one in the Thrace Basin and one in southeastern Turkey, and will re-enter a total of four wells and drill a total of four wells. The Company plans to begin its drilling and re-entry commitments no later than July 31, 2010 and complete all drilling and re-entry commitments by July 31, 2011.

Zorlu potential transaction

On May 4, 2010, the Company entered into a memorandum of understanding (“MOU”) with Zorlu Enerji Elektrik Üretim A.S. (“Zorlu”) regarding the acquisition of Zorlu’s oil and natural gas exploration and production operations in Turkey for a purchase price of $100 million. Under the terms of the MOU, a wholly-owned subsidiary of the Company would acquire 100% of the voting securities of Amity Oil International Pty. Ltd. (“Amity”) and Zorlu Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.S. (“Petrogas”), each a wholly-owned subsidiary of Zorlu. The acquisition of Amity and Petrogas is subject to final negotiation of definitive agreements, the approval of each company’s respective board of directors, and other customary closing conditions. The Company expects to complete the acquisition of Amity and Petrogas by June 30, 2010. There is no assurance that the Company will be able to successfully negotiate final definitive agreements, obtain all necessary approvals and closing conditions and complete the acquisition of either Amity or Petrogas by June 30, 2010 or at all.

Commodity derivative contracts

After March 31, 2010, the Company entered into additional derivative contracts which are set forth in the table below:

			Collars		Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Minimum Price (per Bbl)
Collar	May 1, 2010 — December 31, 2010	360	$70.00	$95.75
Three-way collar contracts	May 1, 2010 — December 31, 2010	240	$70.00	$100.00	$129.50
Collar	January 1, 2011 — December 31, 2011	360	$70.00	$100.00
Three-way collar contracts	January 1, 2011 — December 31, 2011	240	$70.00	$100.00	$129.50
Collar	January 1, 2012 — December 31, 2012	360	$70.00	$102.25
Three-way collar contracts	January 1, 2012 — December 31, 2012	240	$70.00	$100.00	$129.50

17.	Supplemental disclosure for cash flow information

Cash paid for interest and taxes during the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the quarter for interest	$592	$39
Cash paid during the quarter for income taxes	$183	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Recent Developments

We are a vertically integrated, international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Romania, and California. We own our own drilling rigs and oilfield service equipment, which we use to develop our properties in Turkey and Morocco. In addition, we provide oilfield services and contract drilling services to third parties in Turkey and plan to provide similar services in Morocco. Approximately 48.7% of our outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the chairman of our board of directors.

Strategic Transformation. In the third quarter of 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, we entered into the following transactions:

•

in December 2008, we acquired Longe Energy Limited (“Longe”) from Longfellow Energy, LP (“Longfellow”). At the time of acquisition, Longe’s assets included drilling rigs and equipment as well as interests in the Tselfat and Guercif exploration permits in Morocco. Concurrently, we issued 35,416,667 common shares in a private placement with Dalea Partners, LP (“Dalea”), Riata TransAtlantic, LLC (“Riata TransAtlantic”), Matthew McCann, our chief executive officer and one of our directors, and other purchasers that have business or familial relationships with Mr. Mitchell, for gross proceeds of $42.5 million. Immediately after the Longe acquisition, we purchased an additional $8.3 million in drilling and service equipment, tubulars and supplies from Viking Drilling, LLC (“Viking”). Mr. Mitchell and his wife own 100% of Dalea, and Mr. Mitchell is a manager of Riata TransAtlantic. In addition, Mr. Mitchell is a partner of Dalea and a manager of Dalea Management, LLC, the general partner of Dalea. Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Dalea owns 85% of Viking.

•

in March 2009, we acquired Incremental Petroleum Limited (“Incremental”). The acquisition of Incremental expanded our rig fleet and increased our workforce of field staff, engineers and geologists in Turkey. At the time of the acquisition, Incremental’s Turkish properties included the producing Selmo oil field, a 55% interest in the Edirne gas field and additional exploration acreage.

•

in June 2009, we sold 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of approximately $143.1 million. Of the 98,377,300 common shares sold, we sold 41,818,000 common shares to Dalea.

•

in July 2009, we acquired Energy Operations Turkey, LLC, now called Talon Exploration, Ltd. (“Talon”). At the time of acquisition, Talon’s assets included a 50% interest in the producing Arpatepe oil field and additional exploration acreage.

•

in November 2009, we sold 48,298,790 common shares at a price of Cdn $2.35 per common share, raising gross proceeds of approximately $106.9 million. Of the 48,298,790 common shares sold, we sold 4,255,400 common shares to Dalea.

•

in December 2009, we entered into a three year senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA. We intend to use the credit facility to finance a portion of the development of our oil and gas properties in Turkey, for acquisitions and for general corporate and working capital purposes.

Recent Developments. On May 4, 2010, we entered into a memorandum of understanding (“MOU”) with Zorlu Enerji Elektrik Üretim A.S. (“Zorlu”) regarding the acquisition of Zorlu’s oil and natural gas exploration and production operations in Turkey for a purchase price of $100 million. Under the terms of the MOU, TransAtlantic Worldwide Ltd. (“TransAtlantic Worldwide”), our wholly-owned subsidiary, would acquire 100% of the voting securities of Amity Oil International Pty. Ltd. (“Amity”) and Zorlu Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.S. (“Petrogas”), each a wholly-owned subsidiary of Zorlu. Through the acquisition of Amity and Petrogas, we would acquire interests ranging from 50% to 100% of 18 exploration licenses and one production lease, consisting of 1.3 million gross acres (1.0 million net acres) in the Thrace Basin and 730,000 gross and net acres in central Turkey. Current production from the licenses totals an average of approximately 7.0 million cubic feet of natural gas per day, net to Amity and Petrogas’s interest, with an estimated 10.0 million cubic feet per day of production awaiting connection to a pipeline. Under the terms of the MOU, Zorlu would use $20 million of the purchase price for the construction of pipelines to connect the Amity and Petrogas licenses to local and national natural gas distribution points.

Under the terms of the MOU, Zorlu would have the right to purchase 100% of the natural gas that we develop on the acquired licenses and would receive a 5% net profits interest in new wells drilled on the licenses. Zorlu would purchase all of our natural gas production from the licenses at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAS Petroleum Pipeline Corporation (“BOTAS”), the state-owned crude oil and natural gas pipelines and trading company in Turkey. For each new well drilled on the licenses, Zorlu would have the right at logging point to convert its 5% net profits interest into a 25% participatory working interest, on a well-by-well basis. We plan to finance the purchase price for the Zorlu transaction primarily through an unsecured, short-term line of credit to be entered into with an affiliate of Mr. Mitchell. The line of credit would also be available for general corporate purposes to the extent it is not used to fund the Zorlu acquisition. The line of credit, which is subject to the negotiation of a definitive agreement, the approval of disinterested members of our board of directors as well as the approval of the Toronto Stock Exchange, would bear interest at LIBOR plus 2.5%. In addition, for each $1 million drawn on the line of credit, we would issue 100,000 common share purchase warrants to the lender. The common share purchase warrants would be exercisable for three years from the date of issuance and would entitle the holder to purchase one common share for each warrant at an exercise price of $6.00 per share. The line of credit would have a term of one year.

The acquisition of Amity and Petrogas is subject to the final negotiation of definitive agreements, the approval of each company’s respective board of directors, and other customary closing conditions. We expect to complete the acquisition of Amity and Petrogas by June 30, 2010. There is no assurance that we will be able to successfully negotiate final definitive agreements, obtain all necessary approvals, comply with closing conditions and complete the acquisition of either Amity or Petrogas by June 30, 2010 or at all.

On April 9, 2010, we entered into a memorandum of understanding with Turkiye Petrolleri Anonim Ortakligi (“TPAO”), the national oil company of Turkey, to explore for unconventional resources in Turkey. In the initial phase of the agreement, we will participate in two licenses, one in the Thrace Basin and one in southeastern Turkey, and will re-enter a total of four wells and drill a total of four wells. These wells will target tight sand and shale formations that do not produce under normal conditions. We plan to begin our drilling and re-entry commitments no later than July 31, 2010 and complete all drilling and re-entry commitments by July 31, 2011.

On April 8, 2010, we commenced natural gas sales from our Edirne gas field in northwestern Turkey. AKSA Dogolgaz Toptan Satis A.Ş. (“AKSA”), a natural gas distributor in Turkey, purchases all of our natural gas production from the Edirne field at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAS.

In the first quarter of 2010, we continued to expand our portfolio of properties in Turkey:

•

In February 2010, we entered into a farm-in agreement to acquire a 50% interest in License 3695 covering approximately 120,000 acres in southeastern Turkey. We reimbursed the operator past costs of $1.5 million and will pay 50% of the cost of the exploration well currently being drilled by the operator, the Pinarbarsi-1. We will pay the operator $1.0 million when the well is successfully drilled.

•

In March 2010, we entered into a farm-in agreement to acquire a 50% interest in License 4069 covering approximately 96,000 acres in southeastern Turkey. We are drilling the Bakuk-101 exploration well at our cost to earn the 50% interest in the license.

•

In March 2010, we entered into a joint operating agreement under which we will acquire a 50% interest in Licenses 4607, 4638, 4648, 4649 and 4656 covering approximately 610,000 gross acres in south-central Turkey. To earn the interest, we will pay 62.5% of total drilling and seismic costs until 12.5% of total drilling and seismic costs paid equals $750,000. Thereafter, we will pay 50% of drilling and seismic costs incurred.

Current Activities. We are focused on integrating the Incremental and Talon acquisitions, exploring and developing our existing oil and gas properties in Turkey, increasing our portfolio of properties in Turkey, exploring our existing oil and gas properties in Morocco and Romania, and expanding our drilling and other oilfield services to more rapidly drill and develop our oil and gas properties. Our success will depend in part on discovering hydrocarbons in commercial quantities and then bringing these discoveries into production. On May 1, 2010, we were producing an aggregate of approximately 2,289 gross barrels of oil per day from the Selmo and Arpatepe oil fields in Turkey, producing an average of approximately 8.4 million gross cubic feet per day of natural gas from our Edirne gas field in Turkey and conducting the following drilling and exploration activities:

Turkey

•	Drilling the S-69 development well on the Selmo oil field

•	Drilling the Aktepe-1 well on License 3118

•	Drilling the Bakuk-101 exploratory well on License 4069

•	Participating in the completion of the Arpatepe-3 well on License 3118

•	Participating in the drilling of the Pinarbarsi-1 well in southeastern Turkey

•	Drilling the Somarcali-1 well on the Edirne gas field

•	Testing the Goksu-1 well on License 4174

•	Increasing crude oil production at the Selmo and Arpatepe oil fields through workovers and stimulation of existing wells

Morocco

•	Drilling the BTK-1 exploratory well on the Tselfat permit

Drilling Services. As of May 1, 2010, we own five drilling rigs and four pulling units that are located in Turkey and two drilling rigs that are located in Morocco. We also manage two drilling rigs in Turkey for Viking pursuant to a management services agreement. We are in the process of expanding our drilling services activities, particularly in Turkey, to include products and services used to drill and evaluate oil and natural gas wells. To support these services, we are in the process of establishing a wireline division and a pressure pumping division. We have already established a seismic division and a cementing division, and the seismic division has already commenced third party work in Turkey. In the first quarter of 2010, we:

•	Expanded our seismic acquisition services by adding a second crew and added 3D seismic capabilities to both crews

•	Added one workover rig and the I-14 drilling rig for use in Turkey

•	Purchased wireline equipment for establishing a wireline division

•	Established a cementing division, which is now fully operational in Morocco

•	Began to purchase fracture stimulation equipment to establish a pressure pumping division

Planned 2010 Activities. Capital expenditures for the remainder of 2010 are expected to range between $90.0 million and $105.0 million. Our projected 2010 capital budget is subject to change and could be reduced if we do not raise additional funds. See “— Liquidity and Capital Resources.” We currently plan to execute on the following drilling and exploration activities in the remainder of 2010:

Turkey

•

Drill 18 or more development wells on the Selmo oil field, including one well to test deeper horizons and one salt water disposal well. We are currently drilling the fourth of these development wells for 2010, the S-69 well (100% working interest)

•

Drill or participate in the drilling of six or more appraisal and exploration wells on the Arpatepe oil field in addition to the Arpatepe-3 well recently drilled by the operator of this field (50% working interest). We are currently drilling the Aktepe-1 well, the first of these six wells

•	Drill 11 or more appraisal and exploration wells in addition to the three wells drilled this year on the Edirne gas field (55% working interest)

•

Participate as non-operator in the drilling of two or more exploration wells in southeastern Turkey, one of which is currently being drilled by the operator and one of which is planned to be drilled by the operator in June 2010 (50% working interest)

•	Drill up to five exploration wells on other licenses

Morocco

•	Complete testing at our cost the HKE-1 well on the Ouezzane-Tissa permits (50% working interest)

•	Drill at our cost another exploratory well on the Ouezzane-Tissa permits (50% working interest)

•	Complete drilling the BTK-1 exploratory well on the Tselfat permit (100% working interest)

•	Drill two additional exploratory wells on the Tselfat permit (100% working interest)

•	Drill at our cost one exploratory well on the Asilah permits (50% working interest)

•	Drill one exploratory well on the Guercif permits (80% working interest)

Romania

•	Drill one appraisal well on the Izvoru license (100% working interest)

•	Determine whether to drill up to three exploration wells on the Sud Craiova license (50% working interest)

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in Notes 2 and 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The update provides amendments to ASC 820 that require more robust disclosures about: (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Leve1 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to ASC 820 did not have a material impact on our financial statements.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Total revenue increased to $12.4 million in the quarter ended March 31, 2010 from $1.4 million realized in the same period in 2009. The increase was the result of the acquisition of Incremental in March 2009, as most of our revenue in the first quarter of 2010 was derived from the sale of crude oil from the Selmo oil field in Turkey. In addition, we recorded $1.1 million in oilfield services revenue during the first quarter of 2010. We had no oilfield services revenue during the same period in 2009.

Production. The following production numbers show the net barrels of crude oil produced and sold for our account during the periods indicated. We produced 146,237 net barrels of crude oil in the first quarter of 2010. Substantially all of our production in 2010 was generated from the Selmo and Arpatepe oil fields in Turkey. We produced 35,631 net barrels of crude oil in the first quarter of 2009.

Production Expenses. Production expenses for the quarter ended March 31, 2010 increased to $4.2 million from $1.0 million in the quarter ended March 31, 2009. The increase in production expenses was the result of the acquisition of Incremental and its producing properties in March 2009 and the acquisition of Talon and its producing properties in July 2009.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs increased to $4.5 million for the quarter ended March 31, 2010. We did not record any exploration, abandonment and impairment expense in the quarter ended March 31, 2009. The increase in the current quarter was primarily due to the abandonment of the Vanatori and Sud Craiova wells in Romania.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $419,000 for the quarter ended March 31, 2010 compared to $2.4 million for the quarter ended March 31, 2009. The decrease was due primarily to decreased seismic exploration activity in Turkey and Morocco.

International Oil and Gas Activities. During the first quarter of 2010, we continued significant activities in foreign countries to establish our drilling services and exploration and production support functions, including costs related to inventory yards, personnel, transportation and fuel, consulting, legal, accounting, travel and other costs. These expenses are necessary to further our identification and development of business opportunities but are not identifiable to specific capital projects. The following table presents exploration expenditures by country:

	For the quarter ended
(in thousands)	March 31, 2010	March 31, 2009
Morocco	$1,002	$1,672
Romania	129	204
Turkey	2,585	652
Other and unallocated	—	793

Total	$3,716	$3,321

General and Administrative Expense. General and administrative expense was $6.0 million for the quarter ended March 31, 2010 compared to $2.0 million for the quarter ended March 31, 2009, primarily due to increased corporate staffing and salaries resulting from the acquisition of Incremental in March 2009 and to support increased drilling and exploration activity. We recorded share-based compensation expense of $539,000 during the first quarter of 2010, compared to $321,000 for the same period in 2009.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $4.0 million for the quarter ended March 31, 2010. We had $1.3 million in depreciation, depletion and amortization expense in the same period of 2009. The increase is due to the acquisition of Incremental in March 2009 and drilling services equipment put in service during the first quarter of 2010.

Comprehensive Loss. The comprehensive loss for the quarter ended March 31, 2010 was $13.3 million, or $0.04 per share (basic and diluted), compared to a comprehensive loss of $13.4 million, or $0.09 per share (basic and diluted), for the quarter ended March 31, 2009. The comprehensive loss for the first quarter of 2010 is primarily composed of production expenses of $4.2 million, exploration, abandonment and impairment expense of $4.5 million, general and administrative expense of $6.0 million, and depreciation, depletion and amortization expenses of $4.0 million.

Capital Expenditures

For the quarter ended March 31, 2010, we incurred $44.0 million in capital expenditures compared to capital expenditures of $65.5 million for the quarter ended March 31, 2009. The increase in capital expenditures is primarily due to the purchase of drilling services and other equipment and increased drilling and exploration activity. In the first quarter of 2010, our capital expenditures were for drilling and exploration activities, seismic equipment, rig and other drilling services equipment and long-term drilling inventory. In the first quarter of 2009, our capital expenditures were for the acquisition of Incremental and drilling services equipment.

For the remainder of 2010, we expect our capital expenditures to range between approximately $90.0 million and $105.0 million. The anticipated expenditures are balanced between development of our Selmo, Thrace Basin, and Arpatepe assets, exploration on potential high impact blocks in Turkey and Morocco, lower risk exploration on the Tselfat permit in Morocco, exploration and seismic acquisition in Turkey and Romania and acquisitions of fracture stimulation and drilling equipment. Our projected 2010 capital budget is subject to change and could be reduced if we do not raise additional funds. See “— Liquidity and Capital Resources.”

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

Liquidity and Capital Resources

Our primary sources of liquidity for the first quarter of 2010 were our cash and cash equivalents and cash flow from operations. Since the acquisition of Incremental in March 2009, our primary sources of liquidity have been cash flow from operations of Incremental, which included a 100% working interest in the producing Selmo oil field among other assets, and proceeds from the sale of our common shares. Since April 2010, we have generated additional cash flow from operations from our initial eight natural gas wells in the Edirne field.

At March 31, 2010, we had cash and cash equivalents of $37.7 million, $6.1 million in short-term debt, $6.9 million in long-term debt and working capital of $36.6 million compared to cash and cash equivalents of $90.5 million, $7.5 million in short-term debt, no long-term debt, and working capital of $80.9 million at December 31, 2009. Cash used in operating activities during the first quarter of 2010 increased to $16.1 million compared to cash used in operating activities of $10.8 million in the first quarter of 2009, primarily as a result of increased drilling and exploration activity.

At May 1, 2010, we forecast that we will require additional debt or equity financing to fund our operations, including our planned exploration and development activities, in the fourth quarter of 2010. To obtain these funds, we are:

•	seeking an increase in the borrowing base under our senior secured credit facility;

•	seeking financing for some of our equipment, including fracture stimulation equipment; and

•	considering the issuance of common shares, public debt or private debt.

However, there is no assurance that our forecasts will prove to be accurate or that our efforts to raise additional debt or equity financing will be successful. If we are unable to secure additional funds, we may have to delay or cancel some of our planned exploration and development activities, otherwise reduce our operations or sell some of our assets. The inability to secure additional funding when and as needed could have a material adverse effect on our operations and financial condition.

In addition to cash, cash equivalents and cash flow from operations, at March 31, 2010, we had a senior secured credit facility, a $1.5 million term loan, a $11.8 million term loan and stand-by credit agreements with a Turkish bank, each of which is discussed below.

Senior Secured Credit Facility. Our wholly-owned subsidiaries, DMLP, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”), Talon and TransAtlantic Turkey, Ltd. (collectively, the “Borrowers”), have a three year senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA. The amount drawn under the credit facility may not exceed the lesser of (i) a borrowing base and (ii) the maximum aggregate commitments provided by the lenders. The initial borrowing base is $30 million and the borrowing base will be re-determined at least semi-annually based on our hydrocarbon reserves in Turkey at December 31st and June 30th of each year. At March 31, 2010, the lenders had aggregate commitments of $30 million.

The credit facility matures on the earlier of (i) December 21, 2011 or (ii) the date that our hydrocarbon reserves in Turkey are determined to be less than 25% of the amount shown in the May 7, 2009 reserve report prepared by RPS Energy Pty. Ltd. The credit facility is guaranteed by us and Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide. Loans under the credit facility will accrue interest at a rate of three month LIBOR plus 6.25% per annum. At March 31, 2010, we had no outstanding borrowings under this credit agreement and availability of $30 million.

The credit facility is secured by (i) receivables payable under each Borrower’s hydrocarbon sales contracts; (ii) the Borrowers’ bank accounts which receive the payments due under Borrowers’ hydrocarbon sales contracts; (iii) the shares of each of DMLP, Ltd., Talon, TEMI and TransAtlantic Turkey, Ltd.; and (iv) substantially all of the present and future assets of the Borrowers.

Pursuant to the terms of the credit facility, we are required to provide audited combined financial statements of the Borrowers within 90 days of the end of each fiscal year, and we are required to provide unaudited combined financial statements for the Borrowers within 45 days of the end of each fiscal quarter. We have received an extension of these deadlines from 90 days to 150 days in the case of the year-end 2009 audited combined financial statements of the Borrowers and from 45 days to 75 days in the case of first quarter 2010 unaudited combined financial statements of the Borrowers. Failure to meet these deadlines could result in a default under the credit facility, which could have a material adverse effect on our financial condition.

Talon Term Loan. On July 23, 2009, in connection with our acquisition of Talon, TransAtlantic Worldwide entered into an unsecured promissory note with the sellers in the amount of $1.5 million due July 23, 2010. The note bears interest at a fixed rate of 3% per annum.

Viking Term Loan. On July 27, 2009, our wholly-owned subsidiary, Viking International Limited (“Viking International”), purchased the I-13 drilling rig and associated equipment from Viking. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking and entered into an amended and restated note payable to Viking in the amount of $11.8 million, which is comprised of $5.9 million related to the I-14 drilling rig and $5.9 million related to the purchase of the I-13 drilling rig. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment.

TEMI Credit Agreement. TEMI is a party to unsecured non-interest bearing stand-by credit agreements with a local bank. At March 31, 2010, there were outstanding borrowings of 150,000 Turkish Lira (approximately $98,000), bank guarantees totaling 535,000 Turkish Lira (approximately $350,000) and a $324,000 bank guarantee issued in September 2009 related to TEMI’s Istanbul office lease under these lines.

Contractual Obligations

The following table presents our contractual obligations at March 31, 2010:

		Payments Due by Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Leases and other	$7,291	$1,907	$2,324	$2,093	$619	$—	$348
Contracts	36,890	18,590	15,300	3,000	—	—	—
Permits	16,405	11,005	5,400	—	—	—	—

	$60,586	$31,502	$23,024	$5,093	$619	$—	$348

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2010.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” and are prospective. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “project,” “forecast,” “estimate,” “continue” or similar words suggesting future outcomes or statements regarding an outlook. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: market prices for natural gas, natural gas liquids and oil products; estimates of reserves and economic assumptions; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; the global economic crisis and economic conditions in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; and the other factors discussed in other documents that we file with or furnish to the Securities and Exchange Commission (“SEC”). The impact of any one factor on a particular forward-looking statement is not determinable with certainty, as such factors are interdependent upon other factors. In that regard, any statements as to future natural gas or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; cash flows; uses of cash flows; collectability of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements.

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

During the first quarter of 2010, there were no material changes in market risk exposures that would affect the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. At March 31, 2010, we had outstanding contracts with respect to our future crude oil production as set forth in the table below:

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	April 1, 2010 — December 31, 2010	800	$61.50	$89.13	$(515)
Collar	January 1, 2011 — December 31, 2011	700	$61.50	$102.00	(453)
Collar	January 1, 2012 — December 31, 2012	600	$61.50	$109.83	(329)

					$(1,297)

After March 31, 2010, we entered into additional derivative contracts, which are set forth in the table below:

			Collars		Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Minimum Price (per Bbl)
Collar	May 1, 2010 — December 31, 2010	360	$70.00	$95.75
Three-way collar contracts	May 1, 2010 — December 31, 2010	240	$70.00	$100.00	$129.50
Collar	January 1, 2011 — December 31, 2011	360	$70.00	$100.00
Three-way collar contracts	January 1, 2011 — December 31, 2011	240	$70.00	$100.00	$129.50
Collar	January 1, 2012 — December 31, 2012	360	$70.00	$102.25
Three-way collar contracts	January 1, 2012 — December 31, 2012	240	$70.00	$100.00	$129.50

Item 4.	Controls and Procedures

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

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 due to the existence of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the first quarter of 2010, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A.	Risk Factors

During the first quarter of 2010, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the following:

We have limited current production and a limited number of customers.

Substantially all of our crude oil production is concentrated in the Selmo field in Turkey. TPAO, a Turkish government-owned oil and gas company, and Türkiye Petrol Rafinerileri A.S. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchase all of our crude oil production from the Selmo field. In addition, substantially all of our natural gas production is concentrated in the Edirne field. AKSA, a natural gas distributor in Turkey, purchases all of our gas production from the Edirne field. If any of these companies fails to purchase our production, our results of operations could be materially and adversely affected.

We will require significant capital to continue our exploration and development activities in the fourth quarter of 2010.

We recently expanded our planned 2010 drilling program. We may not have sufficient funds to conduct our exploration and development activities in the fourth quarter of 2010. If we are unable to finance our planned exploration and development activities on acceptable terms or at all, our operations may be materially and adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3	Registration Rights Agreement, dated June 22, 2009, by and between TransAtlantic Petroleum Corp., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2009, filed with the SEC on June 25, 2009).

4.4	Registration Rights Agreement, dated November 5, 2009, by and between TransAtlantic Petroleum Ltd., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2009, filed with the SEC on November 24, 2009).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew McCann
Matthew McCann
Chief Executive Officer

By:	/s/ Hilda Kouvelis
Hilda Kouvelis
Chief Financial Officer

Date: May 10, 2010

INDEX TO EXHIBITS

2.1	Purchase Agreement, dated September 19, 2008, by and between Longfellow Energy, LP and TransAtlantic Petroleum Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 19, 2008, filed with the SEC on September 25, 2008).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3	Registration Rights Agreement, dated June 22, 2009, by and between TransAtlantic Petroleum Corp., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2009, filed with the SEC on June 25, 2009).

4.4	Registration Rights Agreement, dated November 5, 2009, by and between TransAtlantic Petroleum Ltd., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2009, filed with the SEC on November 24, 2009).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.