Form 10-Q
period 2010-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2010-08-09
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

As of August 5, 2010, the registrant had 305,172,884 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$74,132	$90,484
Accounts receivable:
Oil and gas sales, net	17,899	6,926
Related party (note 16)	447	—
Other	1,347	2,827
Derivative assets (note 7)	680	—
Prepaid and other current assets	10,773	8,251
Deferred income taxes	1,926	1,580

Total current assets	107,204	110,068

Property and equipment (note 6):
Oil and gas properties (successful efforts method)
Mineral interests:
Proved	77,210	66,313
Unproved	18,361	12,363
Drilling services and other equipment	148,654	106,641

	244,225	185,317
Less accumulated depreciation, depletion and amortization	(16,854)	(8,053)

Property and equipment, net	227,371	177,264

Other assets:
Derivative assets (note 7)	1,035	—
Restricted cash (note 5)	7,780	7,780
Other accounts receivable	2,171	—
Deferred charges	1,675	1,904
Goodwill (note 4)	10,170	10,067

Total other assets	22,831	19,751

Total assets	$357,406	$307,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,685	$7,385
Accounts payable – related party (note 16)	7,763	1,075
Accrued liabilities	10,587	12,172
Settlement provision	240	240
Loan payable (note 9)	86	1,595
Loans payable – related party (notes 10 and 16)	69,303	5,906
Derivative liabilities (note 7)	—	762

Total current liabilities	99,664	29,135

Long-term liabilities:
Asset retirement obligations (note 8)	3,338	3,125
Accrued liabilities	537	—
Deferred income taxes	8,383	9,056
Loan payable (note 9)	5,000	—
Loans payable – related party (notes 10 and 16)	5,755	—
Derivative liabilities (note 7)	—	1,160

Total long-term liabilities	23,013	13,341

Total liabilities	122,677	42,476

Going Concern (note 1) Commitments and Contingencies (notes 9, 10, 14, 15, 16 and 17)

Stockholders’ equity (note 11):
Common shares, $0.01 par value, 1,000,000,000 authorized, issued and outstanding 305,065,280 as of June 30, 2010 and 303,265,456 as of December 31, 2009	3,043	3,033
Additional paid in capital	373,898	371,905
Additional paid in capital – warrants	8,789	5,435
Accumulated other comprehensive income	2,140	9,601
Accumulated deficit	(153,141)	(125,367)

Total stockholders’ equity	234,729	264,607

Total liabilities and stockholders’ equity	$357,406	$307,083

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(U.S. dollars and shares in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$15,836	$7,425	$27,153	$8,787
Oilfield services	2,768	—	3,843	—

Total revenues	18,604	7,425	30,996	8,787

Costs and expenses:
Production	4,697	2,183	8,895	3,186
Exploration, abandonment and impairment	13,316	701	17,799	701
Seismic and other exploration	2,328	1,178	2,747	3,568
International oil and gas activities	3,142	2,246	6,858	5,567
General and administrative	7,034	3,372	13,034	5,365
Depreciation, depletion and amortization	5,166	2,487	9,136	3,783
Accretion of asset retirement obligations (note 8)	59	47	105	112

Total costs and expenses	35,742	12,214	58,574	22,282

Operating loss	17,138	4,789	27,578	13,495

Other (income) expense:
Interest and other expense	633	1,698	1,180	2,358
Interest and other income	(126)	(88)	(145)	(199)
Gain on commodity derivative contracts (note 7)	(3,034)	—	(3,637)	—
Foreign exchange loss (gain) (note 16)	348	(110)	481	4,238

Total other (income) expense	(2,179)	1,500	(2,121)	6,397

Loss before income taxes	14,959	6,289	25,457	19,892
Income taxes, current	1,943	909	3,003	856
Income tax recovery, deferred	(468)	(126)	(686)	(126)

Net loss	$16,434	$7,072	$27,774	$20,622
Non-controlling interest, net of tax	—	21	—	(235)

Net loss attributable to TransAtlantic Petroleum Ltd.	$16,434	$7,093	$27,774	$20,387

Other comprehensive loss (gain)
Foreign currency translation adjustment	5,504	(8,076)	7,461	(7,943)

Comprehensive loss (income)	$21,938	$(983)	$35,235	$12,444

Net loss per common share attributable to TransAtlantic Petroleum Ltd.:

Basic and diluted net loss per common share attributable to TransAtlantic Petroleum Ltd.	$0.05	$0.04	$0.09	$0.13
Basic and diluted weighted average number of shares outstanding	304,597	164,874	303,989	159,966

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(U.S. dollars and shares in thousands)

	Common Shares	Warrants (Shares)	Common Shares ($)	Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	303,266	10,830	$3,033	$371,905	$5,435	$9,601	$(125,367)	$264,607
Issuance costs	—	—	—	(1)	—	—	—	(1)
Warrants committed	—	—	—	—	3,442	—	—	3,442
Exercise of warrants	356	(356)	3	517	(88)	—	—	432
Exercise of stock options	704	—	7	595	—	—	—	602
Issuance of restricted stock	739	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	—	889	—	—	—	889
Foreign currency translation adjustment	—	—	—	—	—	(7,461)	—	(7,461)
Net loss for the period	—	—	—	—	—	—	(27,774)	(27,774)

Balance at June 30, 2010	305,065	10,474	$3,043	$373,898	$8,789	$2,140	$(153,141)	$234,729

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)

	For the Six Months Ended June 30,
	2010	2009
Operating Activities:

Net loss	$(27,774)	$(20,387)

Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	889	551
Foreign currency loss (gain)	142	(37)
Unrealized gain on commodity derivative contracts	(3,637)	—
Deferred tax recovery	(686)	(126)
Non-controlling interest	—	(235)
Exploration, abandonment and impairment	4,862	—
Depreciation, depletion and amortization	9,136	3,783
Accretion of asset retirement obligations	105	112

Changes in operating assets and liabilities, net of effect of acquisition (note 4):

Accounts receivable	(13,360)	(3,264)
Prepaid expenses and other assets	(4,381)	1,066
Accounts payable and accrued liabilities	3,050	1,922

Net cash used in operating activities	(31,654)	(16,615)

Investing activities:

Acquisition of Incremental Petroleum Limited, net of cash (note 4)	—	(40,463)
Acquisition of Incremental Petroleum Limited shares – related party (note 4)	—	(11,182)
Additions to oil and gas properties	(25,366)	(4,560)
Addition to drilling services and other equipment	(29,976)	(13,152)
Restricted cash	—	(1,508)

Net cash used in investing activities	(55,342)	(70,865)

Financing activities:

Exercise of stock options and warrants	1,034	149
Issuance of shares	—	82,256
Issuance of shares – related party	—	60,818
Issuance costs	(1)	(5,609)
Loan proceeds	5,000	—
Loan proceeds – related party	68,500	64,621
Loan repayment	(1,509)	(431)
Loan repayment – related party	(1,840)	(64,621)

Net cash provided by (used in) financing activities	71,184	137,183

Effect of exchange rate changes on cash	(540)	(612)

Net (decrease) increase in cash and cash equivalents	(16,352)	49,091

Cash and cash equivalents, beginning of period	90,484	30,052

Cash and cash equivalents, end of period	$74,132	$79,143

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1.	General

Nature of operations and going concern

TransAtlantic Petroleum Ltd. (together with its subsidiaries, the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas in Turkey, Morocco, Romania and California. The Company owns its own drilling rigs and oilfield service equipment, which it uses to develop its properties in Turkey and Morocco. In addition, the Company provides oilfield services and contract drilling services to third parties in Turkey and plans to provide similar services in Morocco. Approximately 48.4% of the Company’s outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the chairman of the Company’s board of directors.

Significant events and transactions which have occurred since January 1, 2009 include the following:

1.	in March 2009, the Company acquired Incremental Petroleum Limited (“Incremental”), an international oil and gas company that was publicly traded on the Australian Stock Exchange, for total consideration of $54.9 million. The acquisition of Incremental expanded the Company’s rig fleet and increased its workforce of field staff, engineers and geologists in Turkey. At the time of the acquisition, Incremental’s Turkish properties included the producing Selmo oil field, a 55% interest in the Edirne gas field and additional exploration acreage (see note 4);

2.	in June 2009, the Company closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement inside the United States in which the Company sold an aggregate of 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of approximately $143.1 million;

3.	in July 2009, the Company acquired Energy Operations Turkey, LLC, now called Talon Exploration, Ltd. (“Talon”) for total cash consideration of $7.8 million. At the time of the acquisition, Talon’s Turkish assets included the producing Arpatepe oil field and additional exploration acreage (see note 4);

4.	in November 2009, the Company closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States in which the Company sold an aggregate of 48,298,790 common shares at a price of Cdn $2.35 per share, raising gross proceeds of approximately $106.9 million;

5.	in December 2009, the Company entered into a three-year senior secured credit facility with an initial borrowing base of $30.0 million with Standard Bank Plc and BNP Paribas (Suisse) SA (see note 9);

6.	on July 3, 2010, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Zorlu Enerji Elektrik Üretim A.Ş. (“Zorlu”) and Zorlu Holding A.Ş. (“Zorlu Holding”). Under the Purchase Agreement, Zorlu agreed to transfer, and the Company agreed to acquire, (i) 100% of the issued shares of Amity Oil International Pty. Ltd. (“Amity”) and (ii) 100% of the issued shares of Zorlu Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”), which will be a wholly owned subsidiary of Amity at closing of the purchase (“Closing”). Under the terms of the Purchase Agreement, at Closing, the Company will pay Zorlu approximately $96.5 million in cash, subject to Closing and post-Closing purchase price adjustments (see note 17); and

7.	to finance the acquisition of Amity and Petrogas, the Company has entered into a $100.0 million credit agreement with Dalea Partners, LP (“Dalea”), of which $50.0 million was outstanding at June 30, 2010 (see note 10).

Should the Company be unable to raise additional financing, it will not have sufficient funds to continue operations beyond June 28, 2011, the maturity date of the Company’s $100.0 million credit agreement with Dalea. Should the Company be unable to raise additional financing in the fourth quarter of 2010, it may not have enough capital to fund discretionary capital expenditures. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption was not appropriate, adjustments might be necessary to the carrying values of assets and liabilities, reported revenues and expenses, and the balance sheet classifications used in these consolidated financial statements.

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

These unaudited consolidated financial statements reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair statement of the consolidated financial position of the Company as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Financial Accounting Standards Board Auditing Standard Codification Topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The update provides amendments to ASC 820 that require more robust disclosures about: (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to ASC 820 did not have a material impact on the Company’s financial statements.

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

4.	Acquisitions

Talon Exploration

On July 23, 2009, the Company’s wholly-owned subsidiary, TransAtlantic Worldwide, Ltd., acquired all of the ownership interests in Talon (formerly Energy Operations Turkey, LLC) for total consideration of approximately $7.7 million. Talon’s assets included interests in exploration licenses in southern and southeastern Turkey, inventory and seismic data. In connection with the purchase of Talon, TransAtlantic Worldwide, Ltd. entered into an unsecured promissory note with the sellers in the amount of $1.5 million due July 23, 2010 (see note 9). The note bore interest at a fixed rate of 3.0% per annum. The Company recorded $170,000 in acquisition related costs for the Talon acquisition. The following tables summarize the consideration paid in the Talon acquisition and the purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition dates.

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

Talon had approximately 37.0 million Turkish Lira in accumulated tax losses in Turkey at acquisition. The accumulated tax losses are fully reserved by a valuation allowance and no value was attributed at the acquisition date.

Incremental Petroleum

On October 27, 2008, the Company announced its intention to make a cash takeover offer (the “Offer”) through TransAtlantic Australia Pty. Ltd. (“TransAtlantic Australia”), a wholly-owned subsidiary of the Company, for all of the outstanding common shares of Incremental, an international oil and gas company that was publicly traded on the Australian Stock Exchange. The Offer expired on March 6, 2009. As of March 6, 2009, the Company owned common shares of Incremental representing approximately 65.4% of Incremental’s outstanding common shares, and had received offers to acquire an additional approximately 11.6% of Incremental’s outstanding common shares. On March 20, 2009, the Company purchased 15,025,528 common shares of Incremental from Mr. Mitchell (see note 16). The Company acquired these shares from Mr. Mitchell for cash at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with the Company. Incremental was delisted from the Australian Stock Exchange on March 26, 2009. At March 31, 2009, the Company had paid for and owned approximately 96% of the common shares of Incremental. On April 20, 2009, the Company paid for and completed the acquisition of the remaining 4% of Incremental’s common shares through an Australian statutory procedure. These shares were acquired at the same price per share as the previous share purchases. In addition, the Company agreed to purchase all of the outstanding options to acquire common shares of Incremental. On April 8, 2009, in exchange for the assignment of the Incremental options to the Company, the Company paid the Incremental option holders an aggregate of $721,000 in cash and issued them an aggregate of 101,585 common shares of the Company and 829,960 common share purchase warrants of the Company. Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share of the Company at an exercise price of $1.20 per share. The common shares and common share purchase warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The acquisition of Incremental was accounted for as a business combination. The Company recorded $817,000 in acquisition-related costs for the Incremental acquisition.

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

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees. At June 30, 2010 and December 31, 2009, restricted cash included:

	June 30, 2010	December 31, 2009
	(in thousands)
Non-current:
Work programs in Morocco – bank guarantees expiring in one year or less	$6,012	$4,012
Work programs in Morocco – bank guarantees expiring in more than one year	1,500	3,500
Settlement provision for Nigerian liabilities	240	240
Operator bond	28	28

Total restricted cash	$7,780	$7,780

6.	Property and equipment

Oil and gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and gas properties:

	June 30, 2010	December 31, 2009
	(in thousands)
Oil and gas properties, proved:
Turkey	$77,210	$66,313
Oil and gas properties, unproved:
Morocco	$4,438	$4,776
Romania	—	3,072
U.S	1,250	1,322
Turkey	12,673	3,193

Total oil and gas properties, unproved	18,361	12,363
Accumulated depreciation, depletion and amortization	(4,578)	(2,483)

Net oil and natural gas properties	$90,993	$76,193

At June 30, 2010 and December 31, 2009, the Company excluded $4.6 and $10.8 million, respectively, from the depletion calculation for proved development wells currently in progress and for fields currently not in production.

For the six months ended June 30, 2010, the Company incurred approximately $20.1 million in exploratory drilling costs, of which $12.1 million was charged to earnings (included in exploration, abandonment and impairment expense) and $8.0 million remained capitalized at June 30, 2010. The Company did not reclassify any of its exploratory well costs to proved properties during the six months ended June 30, 2010.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

Drilling services and other equipment

The historical cost of drilling services and other equipment presented on a gross basis with accumulated depreciation is summarized as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Drilling services equipment	$80,791	$66,874
Inventory	30,054	22,001
Gas gathering system and facilities	7,815	7,612
Fracture stimulation equipment	11,823	—
Seismic equipment	12,577	6,786
Vehicles	3,307	1,822
Office equipment and furniture	2,287	1,546

Gross drilling services and other property and equipment	148,654	106,641
Accumulated depreciation	(12,276)	(5,570)

Net drilling services and other property and equipment	$136,378	$101,071

At June 30, 2010, the Company excluded $12.5 million of drilling services equipment and $30.0 million of inventory from depreciation as the equipment had not been placed into service. At December 31, 2009, the Company excluded $7.6 million for gas gathering system and facilities, $1.3 million of seismic equipment and $22.0 million of inventory from depreciation as the equipment had not been placed into service.

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

The Company’s commodity derivative contracts are carried at their fair value on its consolidated balance sheet under either the caption “Derivative liabilities” or “Derivative assets.” The Company recognizes unrealized and realized gains and losses related to these contracts on a mark-to-market basis in its consolidated statement of operations under the caption “Gain on commodity derivative contracts.” Settlements of derivative contracts are included in operating cash flows on its consolidated statement of cash flows.

At June 30, 2010, the Company had outstanding contracts with respect to its future crude oil production as set forth in the table below:

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Asset
					(in thousands)
Collar	July 1, 2010 — December 31, 2010	800	$61.50	$89.13	$104
Collar	January 1, 2011 — December 31, 2011	700	$61.50	$102.00	552
Collar	January 1, 2012 — December 31, 2012	600	$61.50	$109.83	296

					$952

			Collars		Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Asset
						(in thousands)
Three-way collar contract	July 1, 2010 — December 31, 2010	240	$61.50	$100.00	$129.50	$80
Three-way collar contract	January 1, 2011 — December 31, 2011	240	$61.50	$100.00	$129.50	321
Three-way collar contract	January 1, 2012 — December 31, 2012	240	$61.50	$100.00	$129.50	362

						$763

For the three and six months ended June 30, 2010, the Company recorded a net unrealized gain on commodity derivative contracts of approximately $3.0 million and $3.6 million, respectively, on the above open derivative contracts. The Company was not party to any derivative contracts for the comparable periods of 2009. At December 31, 2009 the Company’s outstanding contracts had a fair value of approximately $1.9 million, representing a liability.

8.	Asset retirement obligations

As part of its development of oil and gas properties, the Company incurs asset retirement obligations (“ARO”). The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties and facilities. At June 30, 2010, the net present value of the Company’s total ARO is estimated to be $3.3 million, with the undiscounted value being $8.8 million. Total ARO at June 30, 2010 shown in the table below consists of amounts for future plugging and abandonment liabilities on the Company’s wellbores and facilities based on internal and third-party estimates of such costs, adjusted for inflation rate of approximately 6.5% per annum, and discounted to present value using the Company’s credit-adjusted risk-free rate of 7.2% per annum. The following table summarizes the changes in our ARO for the six months ended June 30, 2010 and for the year ended December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Asset retirement obligation at January 1, 2010 and January 1, 2009	$3,125	$14
Incremental acquisition (note 4)	—	3,025
Talon acquisition (note 4)	—	37
Change in estimates	—	(1,163)
Foreign exchange change effect	(147)	485
Additions	255	563
Accretion expense	105	164

Asset retirement obligation at June 30, 2010 and December 31, 2009	$3,338	$3,125

9.	Loans payable

Senior Credit Facility

On December 21, 2009, the Company’s wholly-owned subsidiaries, DMLP, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”), Talon and TransAtlantic Turkey, Ltd. (collectively, the “Borrowers”) entered into a three year senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA. The credit facility is guaranteed by the Company and each of Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (collectively, the “Guarantors”). The credit facility is secured by (i) receivables due under each Borrower’s hydrocarbon sales contracts; (ii) the Borrowers’ bank accounts which receive the payments due under Borrowers’ hydrocarbon sales contracts; (iii) the shares of each of DMLP, Ltd., Talon, TEMI and TransAtlantic Turkey, Ltd.; and (iv) substantially all of the present and future assets of the Borrowers. The initial borrowing base under the credit facility is $30.0 million, and the borrowing base will be re-determined at least semi-annually based on the Company’s hydrocarbon reserves in Turkey at December 31st and June 30th of each year. The lenders have aggregate commitments of $30.0 million. On June 21, 2011 and each three month anniversary thereof, the lenders’ commitments under the credit facility are subject to reduction by 14.3% of their commitments existing on March 21, 2011.

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

The Company had borrowed $5.0 million pursuant to the credit facility as of June 30, 2010.

TEMI Credit Agreement

TEMI has entered into an unsecured, non-interest bearing stand-by credit agreement with a local bank. At June 30, 2010, there were outstanding borrowings of $86,000 (approximately 136,000 Turkish Lira), bank guarantees totaling 287,000 Turkish Lira (approximately $185,000) and $656,000 of bank guarantees primarily related to TEMI’s Istanbul office lease under these lines.

The Company uses negotiated interest rates in determining the fair value of its debt. As of the indicated dates, the Company’s third-party debt consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Third-Party
Floating Rate Debt
Senior credit facility	$5,000	$—
Unsecured line of credit	86	95
Fixed Rate Debt
Talon acquisition – 3.0% promissory note (note 4)	—	1,500

	$5,086	$1,595

At June 30, 2010, the principal amounts due under the Company’s third-party debt were:

		Principal Due In
		(in thousands)
Floating Rate Debt	Total	2010	2011	2012	Thereafter
Senior credit facility	$5,000	$—	$—	$5,000	$—
Unsecured line of credit	86	86	—	—	—

	$5,086	$86	$—	$5,000	$—

10.	Related party loans payable

Dalea Credit Agreement

On June 28, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Dalea. N. Malone Mitchell, 3rd and his wife own 100% of Dalea. The purpose of the Credit Agreement is (i) to fund the acquisition of all of the issued shares of Amity and Petrogas (see notes 16 and 17), and (ii) for general corporate purposes.

Pursuant to the Credit Agreement, the Company may request advances from Dalea up to the aggregate principal amount of $100.0 million until September 1, 2010. The initial advance under the Credit Agreement was $50.0 million. Further advances are required to be in multiples of $5.0 million. The advances are denominated in U.S. Dollars.

Amounts due under the Credit Agreement accrue interest at a rate of three month LIBOR plus 2.50% per annum, to be adjusted monthly on the first day of each month. In addition, the Company is required to pay all accrued interest monthly in arrears on the last day of each month until the date of repayment and at any time that the principal balance is due and payable. The Company may prepay the amounts due under the Credit Agreement at any time before maturity without penalty.

The aggregate unpaid principal balance, together with all accrued but unpaid interest and other costs, expenses or charges payable under the Credit Agreement are due and payable by the Company upon the earlier of (i) June 28, 2011, or (ii) the occurrence of an event of default and a demand for payment by Dalea.

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things, (i) make, give, create or permit or attempt to make, give or create any mortgage, charge, lien or encumbrance over any assets of the Company or any subsidiary (subject to certain specified exceptions), (ii) change the name of the Company or its jurisdiction of organization, (iii) declare or provide for any dividends or other similar payments, (iv) redeem or repurchase any of the Company’s shares, (v) make, or permit the sale of, or disposition of, any substantial or material part of its business, assets or undertaking or that of any subsidiary, (vi) borrow or cause any subsidiary to borrow money from any person (subject to certain specified exceptions) without obtaining and delivering a duly signed assignment and postponement of claim by such person in form and terms satisfactory to Dalea, (vii) pay out or permit the payment of any shareholder loans or other indebtedness to non-arm’s length parties by the Company or any subsidiary, or (viii) guarantee or permit the guarantee of the obligations of any other person by the Company or any subsidiary except in the ordinary course of business. In addition, any proceeds received by the Company or any subsidiary from any debt financings (subject to certain specified exceptions) must be used to repay amounts outstanding under the Credit Agreement, net of reasonable transaction and financing costs. The Company or any subsidiary is also required to repay amounts outstanding under the Credit Agreement from (i) any proceeds of any equity issuance received from Mr. Mitchell, his immediate family or any entities owned or controlled by Mr. Mitchell or his immediate family (collectively, the “Mitchell Family”), and (ii) all proceeds of any equity issuance in excess of $75.0 million (excluding any proceeds received from the Mitchell Family), net of reasonable transaction costs. Amounts repaid under the Credit Agreement cannot be reborrowed. The Company is required to pay for Dalea’s reasonable legal fees and other expenses incidental to the completion of the Credit Agreement.

The Company’s obligations under the Credit Agreement also include the issuance of common share purchase warrants. For each $1.0 million in principal amount advanced under the Credit Agreement, the Company will issue to Dalea 100,000 warrants to acquire the Company’s common shares. The warrants are to be issued upon the earlier of (i) the date that the entire $100.0 million is advanced to the Company, or (ii) September 1, 2010. The warrants will be exercisable for three years from the date of issuance and will have an exercise price that is the higher of (a) $6.00, or (b) the market price of the Company’s common shares on the date that the warrants are issued.

The proceeds from the Credit Agreement were allocated to current debt and warrants based on relative fair values. The Company recorded a debt discount equal to the difference between the proceeds allocated to the debt and the stated value of the debt. The debt discount is being amortized using the effective interest method.

The Company had borrowed $50.0 million from Dalea pursuant to the Credit Agreement as of June 30, 2010.

Dalea Loan and Security Agreement

On June 28, 2010, Viking International Limited (“Viking International”), a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Dalea. The purpose of the Loan Agreement is to fund the purchase of equipment and for general corporate purposes.

Pursuant to the Loan Agreement, Viking International may request advances from Dalea of up to $30.0 million until December 31, 2010. The initial advance under the Loan Agreement was $18.5 million and was secured by (i) any and all equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing. Further advances must be evidenced by a note and secured by an additional line of equipment that is acceptable to Dalea. Dalea is not obligated to make any further advances under the Loan Agreement. The advances are denominated in U.S. Dollars and must be in multiples of $100,000.

Amounts due under the Loan Agreement accrue interest at the rate of 10% per annum. In addition, Viking International is required to pay monthly principal payments in the amount of $833,333, together with a payment of all accrued interest in arrears on the last day of each month beginning October 31, 2010. Viking International may prepay the amounts due under the Loan Agreement at any time before maturity without premium or penalty.

The aggregate unpaid principal amount under the Loan Agreement, together with all accrued but unpaid interest and any other costs, expenses or charges under the Loan Agreement are due and payable by Viking International to Dalea immediately upon the earlier of (i) December 31, 2010, and (ii) the occurrence of an event of default. Events of default include, but are not limited to, payment defaults, defaults in the performance of covenants under the Loan Agreement or collateral documents, material misrepresentations by Viking International, the insolvency or bankruptcy of Viking International, cross default to other indebtedness and the occurrence of a material adverse effect. If an event of default occurs and is continuing, Dalea may (i) declare the amounts due under the Loan Agreement and collateral documents to be accelerated and immediately due and payable, or (ii) take immediate possession of any collateral in satisfaction for the amounts due under the Loan Agreement and collateral documents. Following an event of default and the acceleration of indebtedness, the amounts due under the Loan Agreement will accrue interest at a rate of 15% per annum.

The Loan Agreement contains certain covenants that will limit the ability of Viking International to, among other things, (i) create, incur, assume or suffer to exist any indebtedness (other than the Loan Agreement, indebtedness outstanding on the date of the Loan Agreement or, without the prior written consent of Dalea, unsecured indebtedness that exceeds $500,000 in aggregate principal amount at any time), (ii) create, incur, assume or suffer to exist any liens on the collateral, (iii) merge, dissolve, liquidate, consolidate with or into another person or dispose of all or substantially all of Viking International’s assets, (iv) engage in any business outside the ordinary course of the business in which Viking International is currently engaged, or (v) use the proceeds of any loan for purposes other than as described in the advance request.

The Company had borrowed $18.5 million from Dalea pursuant to the Loan Agreement as of June 30, 2010.

Viking Drilling Note Payable

On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling, LLC (“Viking Drilling”), an entity in which Dalea owns 85%. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable to Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. The Company paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which is comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012.

As of June 30, 2010, the outstanding balance under the note was $10.0 million.

The Company uses negotiated interest rates in determining the fair value of its debt. As of the indicated dates, the Company’s related-party debt consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Related Party
Floating Rate Debt
Dalea credit agreement	$50,000	$—
Dalea credit agreement discount – warrants	(3,423)

	46,577
Viking Drilling note payable	9,981	5,906
Fixed Rate Debt
Dalea loan and security agreement – 10.0%	18,500	—

	$75,058	$5,906

At June 30, 2010, the principal amounts due under the Company’s related-party debt were:

		Principal Due In
		(in thousands)
Floating Rate Debt	Total	2010	2011	2012	Thereafter
Dalea credit agreement	$50,000	$—	$50,000	$—	$—
Dalea credit agreement discount – warrants	(3,423)		(3,423)

	46,577		46,577
Viking Drilling note payable	9,981	1,890	4,750	3,341	—
Fixed Rate Debt
Dalea loan and security agreement – 10.0%	18,500	18,500	—	—	—

	$75,058	$20,390	$51,327	$3,341	$—

11.	Stockholders’ equity

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

On June 28, 2010, the Company was obligated to issue 5,000,000 common share purchase warrants to Dalea pursuant to the Credit Agreement between the Company and Dalea (see note 10). When issued, the warrants will be exercisable for three years from the date of issuance and will have an exercise price that is the higher of (a) $6.00, or (b) the market price of the Company’s common shares on the date that the warrants are issued.

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

Share-based compensation expense of $822,000 and $423,000 with respect to RSU awards was recorded for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company had approximately $2.5 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.53 years. The following table sets forth RSU activity for the six months ended June 30, 2010:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested RSUs outstanding at January 1, 2010	2,112	$1.25

Granted	755	$2.99
Forfeitures	(106)	$1.56
Vested	(648)	$0.83

Unvested RSUs outstanding at June 30, 2010	2,113	$1.97

Stock options

The Company’s Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding option awards issued under the Option Plan remained in full force and effect. All options presently outstanding under the Option Plan have a five-year term.

Under the Black-Scholes Model, the fair value of all outstanding options under the Option Plan is calculated at approximately $67,000 and $128,000 and is recognized as share-based compensation expense for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, the unamortized amount of share-based compensation expense was approximately $3,000 which is expected to be recognized over a period of less than one year. The following table sets forth stock option activity for the six months ended June 30, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,323	$0.88
Granted	—	—
Expired	—	—
Exercised	(704)	0.85

Outstanding at June 30, 2010	2,619	$0.88

Exercisable at June 30, 2010	2,586	$0.88

The following table summarizes information about stock options as of June 30, 2010:

								Weighted Average Options Exercisable Remaining Contractual Life (years)

Range of Prices		Options Outstanding			Options Exercisable
		Shares (in thousands)	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Shares (in thousands)	Weighted Average Exercise Price	Intrinsic Value (in thousands)
Low	High
$0.31	$0.74	591	$0.31	$1,690	591	$0.31	$1,690	2.43
$0.75	$0.99	350	$0.90	795	350	$0.90	795	0.28
$1.00	$1.20	1,255	$1.02	2,694	1,255	$1.02	2,694	1.40
$1.23	$1.32	423	$1.25	812	390	$1.25	751	3.09

		2,619	$0.88	$5,991	2,586	$0.88	$5,930	1.72

12.	Segment information

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

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
For the three months ended June 30, 2010
Net revenues	$83	$—	$26,022	$—	$26,105
Inter-segment revenues	—	—	(7,501)	—	(7,501)

Total revenues	83	—	18,521	—	18,604
Net loss (income) attributable to TransAtlantic Petroleum Ltd.	$4,527	$1,688	$(1,606)	$11,825	$16,434
For the three months ended June 30, 2009
Total revenues	$14	$—	$7,411	$—	$7,425
Net loss (income) attributable to TransAtlantic Petroleum Ltd.	990	4,657	(1,149)	2,595	7,093
For the six months ended June 30, 2010
Net revenues	$101	$—	$39,910	$—	$40,011
Inter-segment revenues	—	—	(9,015)	—	(9,015)

Total revenues	101	—	30,895	—	30,996
Net loss attributable to TransAtlantic Petroleum Ltd.	$7,807	$5,961	$(281)	$14,287	$27,774
For the six months ended June 30, 2009
Total revenues	$19	$—	$8,768	$—	$8,787
Net loss attributable to TransAtlantic Petroleum Ltd.	7,936	4,950	2,091	5,410	20,387

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
Total assets
June 30, 2010	$70,919	$3,338	$238,692	$44,457	$357,406
December 31, 2009	92,726	6,278	162,560	45,519	307,083

Summarized financial information concerning the Company’s operating segments is shown in the following tables:

	E&P	Drilling	Corporate	Total
	(in thousands)
For the three months ended June 30, 2010
Net revenues	$15,855	$10,250	$—	$26,105
Inter-segment revenues	—	(7,501)	—	(7,501)

Total revenues	$15,855	$2,749	$—	$18,604
Net loss attributable to TransAtlantic Petroleum Ltd.	9,428	2,464	4,542	16,434
For the three months ended June 30, 2009
Total revenues	$7,425	$—	$—	$7,425
Net loss attributable to TransAtlantic Petroleum Ltd.	1,539	2,354	3,200	7,093
For the six months ended June 30, 2010
Net revenues	$27,172	$12,839	$—	$40,011
Inter-segment revenues	—	(9,015)	—	(9,015)

Total revenues	$27,172	$3,824	$—	$30,996
Net loss attributable to TransAtlantic Petroleum Ltd.	13,578	6,638	7,558	27,774
For the six months ended June 30, 2009
Total revenues	$8,787	$—	$—	$8,787
Net loss attributable to TransAtlantic Petroleum Ltd.	9,046	3,405	7,936	20,387

	E&P	Drilling	Corporate	Total
	(in thousands)
Total assets
June 30, 2010	$196,593	$89,894	$70,919	$357,406
December 31, 2009	158,856	55,501	92,726	307,083

13.	Financial instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount at June 30, 2010 and December 31, 2009 due to the short maturity of those instruments.

Interest rate risk

The Company is exposed to interest rate risk as a result of its fixed rate notes and its variable rate short-term cash holdings. Interest rate changes would result in gains or losses in the market value of the Company’s fixed rate debt due to differences between the current market interest rates and the rates governing its notes.

Foreign currency risk

The Company has underlying foreign currency exchange rate exposure. The Company’s currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, European Union Euro, Romanian New Leu, Moroccan Dirham and Turkish Lira. Foreign currency forward contracts have not been used to manage exchange rate fluctuations. At June 30, 2010, the Company had $1.0 million Canadian Dollars (approximately $900,000), 4.3 million Turkish Lira (approximately $2.7 million) and 12.1 million Moroccan Dirham (approximately $1.3 million) in cash and cash equivalents, which exposes the Company to exchange rate risk based on fluctuations in the value of the Canadian Dollar, Turkish Lira and Moroccan Dirham.

Commodity price risk

The Company is exposed to fluctuations in commodity prices for crude oil and natural gas. Commodity prices are affected by many factors including, but not limited to, supply and demand. At June 30, 2010, the Company was a party to commodity derivative contracts (see note 7).

Concentration of credit risk

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners and from government agencies. Included in receivables are amounts due from the national oil company of Turkey, which purchases all of the Company’s oil production in Turkey. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts. Other accounts receivable relating to value added taxes are expected to be collected subsequent to June 30, 2011. The majority of the Company’s cash and cash equivalents are held by three financial institutions in the U.S. and Turkey.

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

The following table summarizes the valuation of the Company’s financial assets and liabilities as of the dates indicated:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of June 30, 2010:
Assets (liabilities):
Fixed rate debt	$—	$(18,500)	$—	$(18,500)
Floating rate debt	—	(59,981)	—	(59,981)
Senior credit facility	—	(5,000)	—	(5,000)
Crude oil derivative contracts	—	1,715	—	1,715

Total	$—	$(81,766)	$—	$(81,766)

As of December 31, 2009:
Assets (liabilities):
Fixed rate debt	$—	$(7,501)	$—	$(7,501)
Senior credit facility	—	—	—	—
Crude oil derivative contracts	—	(1,922)	—	(1,922)

Total	$—	$(9,423)	$—	$(9,423)

14.	Commitments

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

On March 3, 2009, the Company amended the lease for its Dallas, Texas office space extending the term to December 31, 2013. In Morocco, the Company has entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard. In Romania, the Company has one-year leases for an office and an equipment yard, which lease will expire in December 2010. In Turkey, the Company has entered into a three-year lease for the office space in Istanbul, short term leases of nine apartments in Istanbul, three apartments in Ankara, a  five-year lease (four years remaining) for an operations yard in Diyarbakir, a seven-year lease for an operations yard in the Thrace Basin and a one-year lease for ten rooms at a hotel in Turkey. The Company’s aggregate annual commitments as of June 30, 2010 are as follows:

		Payments Due by Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Leases and other	$12,228	$1,891	$3,454	$3,358	$1,550	$420	$1,555
Contracts	34,500	12,600	18,900	3,000	—	—	—
Permits	12,955	7,555	5,400	—	—	—	—
Zorlu acquisition	96,500	96,500	—	—	—	—	—

	$156,183	$118,546	$27,754	$6,358	$1,550	$420	$1,555

Normal purchase arrangements are excluded from the table as they are discretionary or are being performed under contracts which are cancelable immediately or with a 30-day notice period.

The Company’s commitments under its permits and contracts require the Company to complete certain work projects on the relevant permit or license within a specified period of time. The Company’s current commitments under its permits and contracts are due in 2010, 2011 and 2012. If the Company fails to complete a work project by the specified deadline, the Company would lose its rights in such license or permit, and in the case of the Asilah, Tselfat, Ouezzane-Tissa and Guercif permits, any remaining amount of the bank guarantees would be forfeited.

The Company’s commitments pursuant to petroleum licenses and permits as of June 30, 2010 included commitments to:

•	Drill one well on License 4175 in Turkey in 2010;

•	Drill one well on the Izvoru permit in Romania in 2010;

•	Drill one well on one of the Midyat permits in Turkey in 2010;

•	Drill one well on one of the Tuz Golu permits in Turkey in 2011;

•	Re-enter and test one well on License 4174 in Turkey in 2010;

•	Drill one well every six months on the Edirne License in Turkey beginning in the first quarter of 2011 to satisfy district drilling obligations;

•	Drill one well every six months on Licenses 4174 or 4175 in Turkey beginning in the first quarter of 2011 to satisfy district drilling obligations;

•

Drill two wells on the Ouezzane-Tissa permits in 2010 and drill one well on the Asilah permits in Morocco in 2011, pursuant to the Company’s license as well as commitments under the Company’s farm-out agreement with Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation;

•	Drill one well on one of the Guercif licenses in Morocco in 2010, pursuant to the Company’s license as well as a commitment under the Company’s agreement with Stratic Energy Corporation; and

•	Conduct miscellaneous exploratory activities on several of the Company’s Turkish licenses.

The Company’s commitments pursuant to agreements with third party license holders as of June 30, 2010 included commitments to:

•	Drill one well on License 4325 in Turkey in 2011 in accordance with the Company’s agreement with Selsinsan Petrol Maden;

•	Drill one well on one of the Malatya licenses in Turkey in 2011 in accordance with the Company’s agreement with Selsinsan Petrol Maden;

•	Drill three wells on License 3118 in Turkey in 2010 in accordance with the Company’s agreement with Aladdin Middle East;

•	Acquire seismic data on License 3118 in Turkey in 2010;

•	Pay $1.0 million to earn 50% interest in License 3695 in Turkey when the operator successfully completes the Pinarbarsi-1 well in accordance with the Company’s agreement with Arar Petrol ve Gaz AUPAS;

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

15.	Contingent liability

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

16.	Related party transactions

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

On June 28, 2010, the Company entered into the Credit Agreement with Dalea for the purpose of funding the acquisition of all the issued shares of Amity and Petrogas and for general corporate purposes. Pursuant to the Credit Agreement, the Company may request advances from Dalea up to the aggregate principal amount of $100.0 million until September 1, 2010. The initial advance under the Credit Agreement was $50.0 million, and further advances are required to be in multiples of $5.0 million. The advances are denominated in U.S. Dollars. The Company had borrowed $50.0 million pursuant to the Credit Agreement as of June 30, 2010 (see note 10).

On June 28, 2010, Viking International entered into the Loan Agreement with Dalea. The purpose of the Loan Agreement is to fund the purchase of equipment and for general corporate purposes. Pursuant to the Loan Agreement, Viking International may request advances from Dalea of up to $30.0 million until December 31, 2010. The initial advance under the Loan Agreement was $18.5 million and was secured by (i) any and all equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing. Further advances must be evidenced by a note and secured by an additional line of equipment that is acceptable to Dalea. Dalea is not obligated to make any further advances under the Loan Agreement. The advances are denominated in U.S. Dollars and must be in multiples of $100,000. The Company had borrowed $18.5 million pursuant to the Loan Agreement as of June 30, 2010 (see note 10).

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

On March 20, 2009, the Company’s wholly-owned subsidiary, TransAtlantic Australia, purchased 15,025,528 shares of Incremental (see note 4) from Mr. Mitchell at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with the Company. Mr. Mitchell had purchased the Incremental shares between October 27, 2008 and December 23, 2008 at an average price of AUD $0.99 per share. The total consideration paid by TransAtlantic Australia for Mr. Mitchell’s Incremental shares was $11.2 million.

On June 22, 2009, Dalea purchased 41,818,000 common shares at a price of Cdn $1.65 per share in a private placement of the Company’s common shares in the U.S. In addition, on June 22, 2009, the Company entered into a registration rights agreement with Canaccord Capital Corporation and Dalea, pursuant to which the Company agreed to register for resale under the Securities Act the 41,818,000 common shares purchased by Dalea and 56,559,300 common shares held by certain other investors. Under the registration rights agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) on July 20, 2009 to register 55,544,300 common shares for resale, which did not include the common shares held by Dalea. The registration statement was declared effective on September 29, 2009 and withdrawn on June 28, 2010.

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

On June 28, 2010, the Company was obligated to issue 5,000,000 common share purchase warrants to Dalea pursuant to the Credit Agreement between the Company and Dalea (see notes 10 and 11). When issued, the warrants will be exercisable for three years from the date of issuance and will have an exercise price that is the higher of (a) $6.00, or (b) the market price of the Company’s common shares on the date that the warrants are issued.

Equipment purchase transactions

On July 27, 2009, Viking International, purchased the I-13 drilling rig and associated equipment from Viking Drilling, an entity in which Dalea owns 85%. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable to Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. The Company paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which is comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. Interest expense for the three and six months ended June 30, 2010 pursuant to the Viking Drilling note was $174,000 and $350,000, respectively, of which $0 was included in accrued liabilities at June 30, 2010.

Service transactions

Effective May 1, 2008, the Company entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking Drilling, Longe, MedOil Supply, LLC and Riata Management, LLC (“Riata Management”). Mr. Mitchell and his wife own 100% of Riata Management. In addition, Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Prior to the Company’s acquisition of Longe, Longe was owned 100% by Longfellow. Riata Management owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling. Under the terms of the Service Agreement, the Company pays, or is paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. The Company recorded expenditures for the three and six months ended June 30, 2010 of $12.4 million and $19.6 million, respectively, for goods and services provided to it under the Service Agreement, of which approximately $7.8 million was payable at June 30, 2010. Payables in the amount of $1.1 million at December 31, 2009 were settled in cash during the first quarter of 2010. Payables in the amount $7.8 million due under the Service Agreement at June 30, 2010, were settled in cash during the third quarter of 2010. Amounts due to the Company totaled $447,000 at June 30, 2010 and are expected to be collected during the third quarter of 2010.

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

On December 15, 2009, Viking International entered into an Agreement for Management Services (“Management Services Agreement”) with Viking Drilling. Pursuant to the Management Services Agreement, which was amended on August 5, 2010, Viking International agreed to provide management, marketing, storage and personnel services (collectively, the “Rig Services”) from time to time as requested by Viking Drilling for the operation of certain rigs owned by Viking Drilling that are located in Turkey. Under the terms of the Management Services Agreement, Viking Drilling will pay Viking International for all actual costs and expenses associated with the provision of the Rig Services. In addition, Viking Drilling will pay Viking International a monthly management fee equal to 7% of the total amount invoiced for direct labor costs for employees of Viking International providing Rig Services under the Management Services Agreement. As of June 30, 2010, Viking International had not performed any services under the Management Services Agreement and has received no payments or fees.

On June 1, 2010, Viking International entered into a lease agreement under which it leased space for storage, maintenance, and staging of material and equipment for oilfield services and services related to oil and gas drilling, exploration, development, geological or geophysical activities or oilfield infrastructure at premises owned by Gundem. Under the lease agreement, Viking International will pay to Gundem the Turkish Lira equivalent of $25,000 per month from July 2010 through December 2011, $26,000 per month from January 2012 through December 2012, $27,000 per month from January 2013 through December 2013, $28,000 per month from January 2014 through December 2014 and $29,000 per month from January 2015 through December 2017. As of June 30, 2010, no amounts have been paid or are due under this lease agreement.

On August 5, 2010, Viking International entered into an Agreement for Management Services (“Maritas Services Agreement”) with Maritas A.S. (“Maritas”). Pursuant to the Maritas Services Agreement, Viking International agreed to provide management, marketing and personnel services (collectively, the “Maritas Rig Services”) from time to time as requested by Maritas for the operation of a drilling rig owned by MAANBE LLC and located in Turkey. Under the terms of the Maritas Services Agreement, Maritas will pay Viking International for all actual costs and expenses associated with the provision of the Maritas Rig Services. In addition, Maritas will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs for employees of Viking International providing Maritas Rig Services under the Maritas Services Agreement. MAANBE LLC is indirectly owned by Mr. Mitchell and his children. Mr. Mitchell indirectly owns 50% of Maritas.

Other transactions

In July 2008, Longfellow guaranteed the obligations of the Company and Longe under a farm-out agreement concerning the Company’s Ouezzane-Tissa and Asilah exploration permits in Morocco up to a maximum of $25.0 million.

17.	Subsequent events

Zorlu transaction

On July 3, 2010, the Company entered into a Purchase Agreement with Zorlu and Zorlu Holding. Under the Purchase Agreement, Zorlu agreed to transfer, and the Company agreed to acquire, (i) 100% of the issued shares of Amity and (ii) 100% of the issued shares of Petrogas, which will be a wholly owned subsidiary of Amity at Closing. Upon Closing, the Company would acquire interests ranging from 50% to 100% of 18 exploration licenses and one production lease, consisting of approximately 1.3 million gross acres (1.0 million net acres) in the Thrace Basin in northwestern Turkey and 730,000 gross acres and net acres in central Turkey.

Under the terms of the Purchase Agreement, at Closing, the Company will pay Zorlu approximately $96.5 million in cash, subject to Closing and post-Closing purchase price adjustments, including, adjustments (i) downward, in the amount of $50.0 million as described below and $200,000 to be paid to the minority shareholders in Petrogas at Closing and (ii) downward, in an amount to be agreed upon by the parties (or determined by a technical expert) if any of the petroleum exploration and production licenses held by Amity and Petrogas in the Republic of Turkey are terminated through no fault or liability of the Company either prior to Closing or within six months of Closing, and (iii) downward, in the amount of $18.0 million if a certain exploration license is not granted to Amity within six months of the date of grant of a certain production lease (or, in any event, if by the date which is twelve months from Closing).

Upon execution of the Purchase Agreement, the Company paid Zorlu a $50.0 million deposit (the “Deposit”) and Zorlu Holding delivered to TransAtlantic a $50.0 million deposit check payable to the Company (the “Deposit Check”). The Deposit is to be applied against the purchase price at Closing. If the Purchase Agreement is terminated prior to Closing, then the Company is entitled to deposit the Deposit Check and obtain a full refund of the Deposit.

The Company has received regulatory approval. The Closing is subject to satisfaction of certain closing conditions and is expected to be completed in August 2010.

18.	Supplemental disclosure for cash flow information

Cash paid for interest and taxes during the three and six months ended June 30, 2010 and 2009 were as follows:

	Six months ended June 30,
	2010	2009
	(in thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the period for interest	$1,306	$2,137
Cash paid during the period for income taxes	$1,446	$26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a vertically integrated, international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Romania, and California. We own our own drilling rigs and oilfield service equipment, which we use to develop our properties in Turkey and Morocco. In addition, we provide oilfield services and contract drilling services to third parties in Turkey and plan to provide similar services in Morocco. Approximately 48.4% of our outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the chairman of our board of directors.

Strategic Transformation. In the third quarter of 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this new strategy, we entered into the following transactions:

•

in December 2008, we acquired Longe Energy Limited (“Longe”) from Longfellow Energy, LP (“Longfellow”). At the time of the acquisition, Longe’s assets included drilling rigs and equipment as well as interests in the Tselfat and Guercif exploration permits in Morocco. Concurrently, we issued 35,416,667 common shares in a private placement with Dalea Partners, LP (“Dalea”), Riata TransAtlantic, LLC (“Riata TransAtlantic”), Matthew McCann, our chief executive officer and one of our directors, and other purchasers that have business or familial relationships with Mr. Mitchell, for gross proceeds of $42.5 million. Immediately after the Longe acquisition, we purchased an additional $8.3 million in drilling and service equipment, tubulars and supplies from Viking Drilling, LLC (“Viking Drilling”). Mr. Mitchell and his wife own 100% of Dalea, and Mr. Mitchell is a manager of Riata TransAtlantic. In addition, Mr. Mitchell is a partner of Dalea and a manager of Dalea Management, LLC, the general partner of Dalea. Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Dalea owns 85% of Viking Drilling.

•

in March 2009, we acquired Incremental Petroleum Limited (“Incremental”) for total consideration of $54.9 million. The acquisition of Incremental expanded our rig fleet and increased our workforce of field staff, engineers and geologists in Turkey. At the time of the acquisition, Incremental’s Turkish properties included the producing Selmo oil field, a 55% interest in the Edirne gas field and additional exploration acreage.

•

in June 2009, we sold 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of approximately $143.1 million. Of the 98,377,300 common shares sold, we sold 41,818,000 common shares to Dalea.

•

in July 2009, we acquired Energy Operations Turkey, LLC, now called Talon Exploration, Ltd. (“Talon”) for total cash consideration of $7.8 million. At the time of the acquisition, Talon’s assets included a 50% interest in the producing Arpatepe oil field and additional exploration acreage.

•

in November 2009, we sold 48,298,790 common shares at a price of Cdn $2.35 per common share, raising gross proceeds of approximately $106.9 million. Of the 48,298,790 common shares sold, we sold 4,255,400 common shares to Dalea.

•

in December 2009, we entered into a three-year senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA. We have borrowed $5.0 million and currently have $25.0 million available under this credit facility. We intend to use the credit facility to finance a portion of the development of our oil and gas properties in Turkey, for acquisitions and for general corporate and working capital purposes.

Recent Developments

Zorlu Share Purchase Agreement. On July 3, 2010, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Zorlu Enerji Elektrik Üretim A.Ş. (“Zorlu”) and Zorlu Holding A.Ş. (“Zorlu Holding”). Under the Purchase Agreement, Zorlu agreed to transfer, and we agreed to acquire, for a purchase price of $96.5 million, (i) 100% of the issued shares of Amity Oil International Pty. Ltd. (“Amity”), and (ii) 100% of the issued shares of Zorlu Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”), which will be a wholly owned subsidiary of Amity at the closing of the purchase (“Closing”). Upon Closing, we would acquire interests ranging from 50% to 100% of 18 exploration licenses and one production lease, consisting of approximately 1.3 million gross acres (1.0 million net acres) in the Thrace Basin in northwestern Turkey and 730,000 gross and net acres in central Turkey.

Current production from the licenses totals an average of approximately 7.0 million cubic feet of natural gas per day, net to Amity and Petrogas’ interest, with an additional estimated 10.0 million cubic feet per day of natural gas production awaiting connection to a pipeline. We would also acquire other assets in the transaction, including inventory and a drilling rig. Under the terms of the Purchase Agreement, Zorlu would use $20.0 million of the purchase price for constructing pipelines to connect the Amity and

Petrogas licenses to local and national natural gas distribution points. We believe the acquisition will build on our presence in the Thrace Basin and provide additional prospective acreage for shallow gas targets as well as deeper conventional and unconventional gas. We plan to move fracture stimulation equipment into the Thrace Basin in the third quarter of 2010. We expect that the fracture stimulation equipment will enable us to develop gas accumulations in the Thrace Basin that would otherwise be uneconomic to develop.

Upon Closing, Zorlu would have the right to purchase 100% of the natural gas that we develop on the acquired licenses and will have the option to either receive a 5% net profits interest in new wells drilled on the licenses or a 25% participatory working interest, on a well-by-well basis.

Upon execution of the Purchase Agreement, we paid Zorlu a $50.0 million deposit (the “Deposit”) and Zorlu Holding delivered a $50.0 million deposit check payable to us (the “Deposit Check”). The Deposit is to be applied against the purchase price at Closing. If the Purchase Agreement is terminated prior to Closing, then we are entitled to deposit the Deposit Check and obtain a full refund of the Deposit. The Closing is subject to satisfaction of certain closing conditions. We have received regulatory approval and expect to close the acquisition in August 2010.

Loans from Dalea. On June 28, 2010, we entered into a credit agreement with Dalea whereby we may request advances from Dalea up of up to $100.0 million until September 1, 2010. We intend to use the proceeds to fund the acquisition of all of the issued shares of Amity and Petrogas and for general corporate purposes. See “—Dalea Credit Agreement.”

On June 28, 2010, we entered into a loan and security agreement with Dalea, whereby our wholly-owned subsidiary, Viking International Limited (“Viking International”), may request advances from Dalea of up to $30.0 million until December 31, 2010. We intend to use the proceeds to fund the purchase of equipment and for general corporate purposes. See “—Dalea Loan Agreement.”

Successful Completion of Bakuk-101 Well. During April and May 2010, with our partner and operator, Tiway Turkey, Ltd. (“Tiway”), we drilled a successful natural gas well, the Bakuk-101, with potential production of up to 10.0 million cubic feet of natural gas per day. Bakuk-101 is located on License 4069, which covers 96,000 acres in southeastern Turkey. We are now evaluating options for further appraisal of the reservoir. As a result of drilling the Bakuk-101 well, we have earned a 50% interest in License 4069.

TPAO Memorandum of Understanding. On April 9, 2010, we entered into a memorandum of understanding with Turkiye Petrolleri Anonim Ortakligi (“TPAO”), the national oil company of Turkey, to explore for unconventional resources in Turkey. In the initial phase of the agreement, we will participate in two licenses, one in the Thrace Basin and one in southeastern Turkey, and will re-enter a total of four wells and drill a total of four wells. These wells will target tight sand and shale formations that do not produce under normal conditions. We have begun our drilling and re-entry commitments and plan to complete all drilling and re-entry commitments by July 31, 2011.

Commencement of Edirne Gas Sales. On April 8, 2010, we commenced natural gas sales from our Edirne gas field in northwestern Turkey. AKSA Dogolgaz Toptan Satis A.Ş. (“AKSA”), a natural gas distributor in Turkey, purchases all of our natural gas production from the Edirne field at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ Petroleum Pipeline Corporation (“BOTAŞ”).

Exploration and Development. In the second quarter of 2010, we continued to explore and develop our properties in Turkey:

•	At Selmo (100% working interest), we completed drilling the S-61 and S-69 wells, are completing the S-55 well and have spudded the S-72 well, the sixth Selmo well drilled this year;

•	At Edirne (55% working interest), we drilled the Somercali-1, Camubaba-1, Buyukhoyuk-1, Ortakci-2 and Bademlik-1 wells;

•	At Arpatepe (License 3118 – 50% working interest), we drilled the Aktepe-1 well, worked over the Arpatepe-1 and Arpatepe-2 wells and completed the Arpatepe-3 well;

•	On the Bismil block (50% farm-in), the operator is preparing to complete the Pinarbasi-1 well;

•	On the Gaziantep licenses (50% farm-in), the operator drilled the Kinali Kekik-1 well, which is now producing;

•	On License 4069 (50% farm-in), we drilled and completed the successful Bakuk-101 gas well to earn our interest;

•	On License 4175 (100% working interest), we commenced drilling the Kaletepe-1 well; and

•

Our seismic crews acquired test lines over the Tuz Golu licenses, acquired 150 kilometers of a 2D survey over the Midyat licenses, completed our Edirne survey and commenced acquisition of a 3D survey on a license owned by Zorlu in the Thrace Basin.

In the second quarter of 2010, we also continued to explore and develop our properties in Morocco and Romania:

Morocco

•	On the Ouezzane-Tissa exploration permits (50% farm-in), we drilled the HKE-1 well; however, we lost the drillstring so we plan to re-drill this well in the third quarter of 2010; and

•	On the Tselfat exploration permit (100% working interest), we drilled the BTK-1 well, which has been plugged and abandoned as a dry hole, and are drilling the GUW-1 well.

Romania

•	On the Sud Craiova license, we completed testing of three exploration wells all of which have been plugged and abandoned as dry holes.

Current Activities. We have received regulatory approval for the acquisition of Amity and Petrogas and anticipate completing the acquisition in August 2010. We currently are making plans to integrate the Amity and Petrogas properties, equipment and personnel into our operations. We have substantially integrated the Incremental and Talon acquisitions and organized our activities in Turkey into services (being performed by Viking International and Viking Geophysical Services, Ltd.) and into exploration and production (under five exploration and production subsidiaries: TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”), TransAtlantic Turkey, Ltd. (“TAT”), Talon, DMLP, Ltd. and Riata Energy Turkiye Ltd.). We also continue to actively explore and develop our existing oil and gas properties in Morocco and to evaluate the opportunities for further activities in Romania. Our emphasis in the second quarter of 2010 has been on expanding our drilling and other oilfield services to more rapidly and effectively drill and develop our oil and gas properties.

Our success will depend in part on discovering hydrocarbons in commercial quantities and then bringing these discoveries into production. For the month of June 2010, we were producing an average of approximately 2,400 gross barrels of oil per day from the Selmo and Arpatepe oil fields in Turkey and producing an average of approximately 7.5 million gross cubic feet per day of natural gas from our Edirne gas field in Turkey.

Drilling Services. As of June 30, 2010, we own five drilling rigs and four pulling units that are located in Turkey and two drilling rigs that are located in Morocco. We also manage two drilling rigs in Turkey for Viking Drilling pursuant to a management services agreement. We are in the process of expanding our drilling services activities, particularly in Turkey, to include products and services used to drill and evaluate oil and natural gas wells. To support these services, we have established a wireline division and were in the process of establishing a pressure pumping division during the second quarter of 2010. The pressure pumping division will consist of cementing, fracture and acid stimulation equipment, all of which we expect to be fully operational by September 2010. In the third quarter of 2010 our drilling fluids division will also be operational and we will add microseismic to our current seismic capabilities.

Planned 2010 Activities

Capital expenditures for the remainder of 2010 are expected to range between $70.0 million and $85.0 million, excluding our planned acquisition of Amity and Petrogas. Our projected 2010 capital budget is subject to change and could be reduced if we do not raise additional funds. See “— Liquidity and Capital Resources.” We currently plan to execute the following drilling and exploration activities during the remainder of 2010:

Turkey. We plan to commence our tight gas sand hydraulic fracture stimulation program in the third quarter of 2010 on acreage that we plan to acquire in the Zorlu acquisition and on acreage covered by our farm-in agreement with TPAO. We have commenced preparing existing wellbores which are considered uneconomic using traditional completion practices. In addition to stimulating existing wellbores, we expect that successful re-entries will be offset and developed on trend with new drilling and stimulation.

In the Thrace Basin in northwestern Turkey, we expect to continue successful drilling of wells based on 3D seismic data. In addition to newly acquired seismic data on License 3839, we plan to acquire three additional seismic datasets on licenses that we plan to acquire in the Zorlu acquisition by year-end 2010, which will complement existing seismic datasets owned by Amity and Petrogas. We expect this data to add to our inventory of amplitude-based targets and deeper conventional structural targets, which are already of geologic interest based upon 2D seismic data and existing well data. We expect that our drilling activities in the Thrace Basin will be concentrated on acreage that we plan to acquire in the Zorlu acquisition.

In southeastern Turkey, we plan to commence delineation drilling on the Bakuk-101 gas well discovery, recently announced with our partner Tiway. We are planning the construction of a pipeline to deliver gas from the Bakuk-101 well, and we anticipate that gas sales could commence from this well by year-end 2010. On the same license, we have completed a 96 square kilometer 3D seismic survey and expect to commence exploration drilling based on this 3D seismic data by year-end 2010.

At Selmo, we are currently drilling the S-72 well, the sixth well drilled this year. We plan to add a second drilling rig in August 2010. We expect to drill six to nine additional wells at Selmo by year-end 2010. We may also test new horizontal drilling technologies by year-end 2010 in tighter pay zones which could enhance our results at Selmo.

We have begun drilling the first exploration well on License 4175 and expect results by the end of the third quarter of 2010. Depending upon drilling results, we could begin development drilling and pipeline investments on License 4175 in the fourth quarter of 2010.

We plan to continue an aggressive seismic acquisition program using our two seismic crews to acquire data across six licenses in southeastern Turkey and three licenses in northwestern Turkey to define conventional and unconventional gas targets.

We also expect to commence exploration drilling on two other licenses in the Malatya and Midyat areas following 2D seismic surveys planned in the second half of 2010.

Morocco. We plan to:

•	Re-drill and test at our cost the HKE-1 well on the Ouezzane-Tissa exploration permits (50% working interest);

•	Drill at our cost another exploratory well on the Ouezzane-Tissa exploration permits (50% working interest);

•	Complete testing of the GUW-1 exploratory well on the Tselfat exploration permit (100% working interest);

•	Drill at our cost one exploratory well on the Asilah exploration permits (50% working interest); and

•	Drill one exploratory well on the Guercif exploration permits (80% working interest).

Romania. We plan to:

•	Determine whether to drill up to three exploration wells on the Sud Craiova license (50% working interest).

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

Other Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The update provides amendments to ASC 820 that require more robust disclosures about: (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to ASC 820 did not have a material impact on our financial statements.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Total revenue increased to $31.0 million in the six months ended June 30, 2010 from the $8.8 million realized in the same period in 2009. The increase was the result of increased production of crude oil from the Selmo and Arpatepe oil fields and natural gas production beginning in April 2010 from the Edirne gas field. In addition, we recorded $3.8 million in oilfield services revenue during the six months ended June 30, 2010. We had no oilfield services revenue during the same period in 2009.

Production. The following production numbers show the net barrels of crude oil produced and sold for our account during the periods indicated. We produced 315,911 net barrels of crude oil in the six months ended June 30, 2010, substantially all of which was generated from the Selmo and Arpatepe oil fields in Turkey. We produced 355,438 million cubic feet of natural gas net to our interest from the Edirne gas field in Turkey during the same period. We produced 191,884 net barrels of crude oil from Selmo and no natural gas in the six months ended June 30, 2009.

Production Expenses. Production expenses for the six months ended June 30, 2010 increased to $8.9 million from $3.2 million in the six months ended June 30, 2009. This increase was due primarily to increased production in the Selmo and Arpatepe oil fields for the entire period, production in the Edirne gas field since April 2010 and increased workover activity.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the six months ended June 30, 2010 increased to $17.8 million from $701,000 for the six months ended June 30, 2009. The increase was primarily due to the abandonment of the HKE-1 and BTK-1 wells in Morocco, three wells on the Sud Craiova license in Romania and one well in Turkey.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $2.7 million for the six months ended June 30, 2010 compared to $3.6 million for the six months ended June 30, 2009. This decrease was due primarily to decreased seismic expense in Morocco.

International Oil and Gas Activities. During the six months ended June 30, 2010, we continued significant activities to establish our drilling services and exploration and production support functions, including costs related to inventory yards, personnel, transportation and fuel, consulting, legal, accounting, travel and other costs. These expenses are necessary to further our identification and development of business opportunities but are not identifiable to specific capital projects. The following table presents exploration expenditures by country:

	For the Six Months Ended,
(in thousands)	June 30, 2010	June 30, 2009
Morocco	$2,442	$1,177
Romania	233	1,255
Turkey	3,901	1,029
Other and unallocated	282	2,106

Total	$6,858	$5,567

General and Administrative Expenses. General and administrative expenses were $13.0 million for the six months ended June 30, 2010 compared to $5.4 million for the six months ended June 30, 2009. The increase is due to higher personnel costs and professional fees related to our public company reporting requirements. We recorded share-based compensation expense of $889,000 during the six months ended June 30, 2010, compared to $551,000 for the same period in 2009. In addition, we incurred approximately $200,000 of expenses related to the acquisition of Amity and Petrogas during the six months ended June 30, 2010.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $9.1 million for the six months ended June 30, 2010. We had $3.8 million in depreciation, depletion and amortization expense in the same period of 2009. The increase is due to increased production and development drilling-activities.

Comprehensive Loss. The comprehensive loss for the six months ended June 30, 2010 was $35.2 million, or $0.12 per share (basic and diluted), compared to a comprehensive loss of $12.4 million, or $0.08 per share (basic and diluted), for the six months ended June 30, 2009. The comprehensive loss for the six months ended June 30, 2010 was primarily composed of production expenses of $8.9 million, exploration, abandonment and impairment expense of $17.8 million, general and administrative expenses of $13.0 million, and depreciation, depletion and amortization expenses of $9.1 million.

Results of Operations – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Total revenue increased to $18.6 million in the quarter ended June 30, 2010 from $7.4 million realized in the same period in 2009. The increase was the result of increased production of crude oil from the Selmo and Arpatepe oil fields and natural gas production beginning in April 2010 from the Edirne gas field, as well as higher prices. The Edirne gas field began production in April 2010. In addition, we recorded $2.8 million in oilfield services revenue during the second quarter of 2010. We had no oilfield services revenue during the same period in 2009.

Production. The following production numbers show the net barrels of crude oil produced and sold for our account during the periods indicated. We produced 169,931 net barrels of crude oil in the second quarter of 2010, substantially all of which was generated from the Selmo and Arpatepe oil fields in Turkey. We produced 355,438 million cubic feet of natural gas net to our interest from the Edirne gas field in Turkey during the same period. We produced 145,980 net barrels of crude oil in the second quarter of 2009 from Selmo. We did not produce any natural gas from Edirne in the second quarter of 2009.

Production Expenses. Production expenses for the quarter ended June 30, 2010 increased to $4.7 million from $2.2 million in the quarter ended June 30, 2009. This increase was due primarily to increased production in the Selmo and Arpatepe oil fields for the entire period, increased gas production in the Edirne gas field since April 2010 and increased workover activity.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the quarter ended June 30, 2010 increased to $13.3 million from $701,000 for the quarter ended June 30, 2009. The increase in the 2010 second quarter was primarily due to the abandonment of the HKE-1 and BTK-1 wells in Morocco and one well in Turkey.

Seismic and Other Exploration. Seismic and other exploration costs increased to $2.3 million for the quarter ended June 30, 2010 compared to $1.2 million for the quarter ended June 30, 2009. This increase was due primarily to increased seismic activity in Turkey.

International Oil and Gas Activities. During the second quarter of 2010, we continued significant activities to establish our drilling services and exploration and production support functions, including costs related to inventory yards, personnel, transportation and fuel, consulting, legal, accounting, travel and other costs. These expenses are necessary to further our identification and development of business opportunities but are not identifiable to specific capital projects. The following table presents exploration expenditures by country:

	For the Three Months Ended,
(in thousands)	June 30, 2010	June 30, 2009
Morocco	$1,440	$(495)
Romania	104	1,051
Turkey	1,254	377
Other and unallocated	344	1,313

Total	$3,142	$2,246

General and Administrative Expenses. General and administrative expenses were $7.0 million for the quarter ended June 30, 2010 compared to $3.4 million for the quarter ended June 30, 2009. The increase is due to higher personnel costs and professional fees related to our public company reporting requirements. We recorded share-based compensation expense of $386,000 during the second quarter of 2010, compared to $230,000 for the same period in 2009.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $5.2 million for the quarter ended June 30, 2010. We had $2.5 million in depreciation, depletion and amortization expense in the same period of 2009. The increase is due to increased production and development drilling-activities.

Comprehensive Loss (Income). The comprehensive loss for the quarter ended June 30, 2010 was $21.9 million, or $0.07 per share (basic and diluted), compared to comprehensive income of $983,000, or $0.01 per share (basic and diluted), for the quarter ended June 30, 2009. The comprehensive loss for the second quarter of 2010 was primarily composed of production expenses of $4.7 million, exploration, abandonment and impairment expense of $13.3 million, general and administrative expenses of $7.0 million, and depreciation, depletion and amortization expenses of $5.2 million.

Capital Expenditures

For the quarter ended June 30, 2010, we incurred $33.7 million in capital expenditures compared to capital expenditures of $22.6 million for the quarter ended June 30, 2009. The increase in capital expenditures is primarily due to increased drilling in the Selmo and Edirne fields and higher expenditures for oilfield services equipment. In the second quarter of 2010, our capital expenditures were for drilling and exploration activities, seismic equipment, fracture stimulation and other drilling services equipment and long-term drilling inventory. In the second quarter of 2009, our capital expenditures were for drilling activities and the acquisition of equipment.

For the remainder of 2010, we expect our capital expenditures to range between approximately $70.0 million and $85.0 million, excluding our planned acquisition of Amity and Petrogas. Approximately one-third of these anticipated expenditures will occur in the Thrace Basin in Turkey, evenly divided between conventional and unconventional gas exploration and development. Approximately one-third of these anticipated expenditures will occur in southeastern Turkey, devoted to acquiring seismic data and pursuing predominately oil opportunities. The balance of the estimated budget is divided between drilling activities at Selmo in Turkey, drilling activities in Morocco and the development of our oilfield services in Turkey and Morocco. We anticipate that activities in Romania for the remainder of 2010 will be limited to shale gas studies. Our projected 2010 capital budget is subject to change and could be reduced if we do not raise additional funds. See “— Liquidity and Capital Resources.”

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

Liquidity and Capital Resources

Our primary sources of liquidity for the second quarter of 2010 were our cash and cash equivalents, cash flow from operations and borrowings under our various debt agreements. Since the acquisition of Incremental in March 2009, our primary sources of liquidity have been cash flow from operations of Incremental, which include a 100% working interest in the producing Selmo oil field among other assets, proceeds from the sale of our common shares and borrowings under our various debt agreements. Since April 2010, we have generated additional cash flow from operations from our 55% working interest in the producing Edirne gas field.

At June 30, 2010, we had cash and cash equivalents of $74.1 million, $69.4 million in short-term debt, $10.8 million in long-term debt and working capital of $7.5 million compared to cash and cash equivalents of $90.5 million, $7.5 million in short-term debt, no long-term debt, and working capital of $80.9 million at December 31, 2009. Cash used in operating activities for the period ended June 30, 2010 increased to $31.7 million compared to cash used in operating activities of $16.6 million for the period ended June 30, 2009, primarily as a result of increased drilling and exploration activity.

At August 6, 2010, we forecast that we will require additional debt or equity financing to fund our operations, including our planned exploration and development activities, in the fourth quarter of 2010. To obtain these funds, we are:

•	seeking an increase in the borrowing base under our senior secured credit facility;

•	seeking financing for some of our equipment, including fracture stimulation equipment; and

•	considering the issuance of common shares, public debt or private debt.

However, there is no assurance that our forecasts will prove to be accurate or that our efforts to raise additional debt or equity financing will be successful. If we are unable to secure additional funds, we will not have sufficient funds to continue operations beyond June 28, 2010, the maturity date of our $100.0 million credit agreement with Dalea. If we are unable to secure additional funds in the fourth quarter of 2010, we may not have enough capital to fund our discretionary capital expenditures. The inability to secure additional funding when and as needed could have a material adverse effect on our operations and financial condition.

In addition to cash, cash equivalents and cash flow from operations, at June 30, 2010, we had a senior secured credit facility, a $100.0 million credit agreement, a $30.0 million term loan, a $11.8 million term loan and stand-by credit agreements with a Turkish bank, each of which is discussed below.

Senior Secured Credit Facility. Our wholly-owned subsidiaries, DMLP, Ltd., TEMI, Talon and TAT (collectively, the “Borrowers”), have a three-year senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA. The amount drawn under the senior secured credit facility may not exceed the lesser of (i) a borrowing base and (ii) the maximum aggregate commitments provided by the lenders. The initial borrowing base is $30.0 million and the borrowing base will be re-determined at least semi-annually based on our hydrocarbon reserves in Turkey at December 31st and June 30th of each year. At June 30, 2010, the lenders had aggregate commitments of $30.0 million.

The senior secured credit facility matures on the earlier of (i) December 21, 2011, or (ii) the date that our hydrocarbon reserves in Turkey are determined to be less than 25% of the amount shown in the May 7, 2009 reserve report prepared by RPS Energy Pty. Ltd. The senior secured credit facility is guaranteed by us and Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”). Loans under the senior secured credit facility accrue interest at a rate of three month LIBOR plus 6.25% per annum. If an event of default shall occur and be continuing, all loans under the senior secured credit facility will bear an additional interest rate of 2.0% per annum. At June 30, 2010, we had outstanding borrowings of $5.0 million and availability of $25.0 million under this credit facility.

The senior secured credit facility is secured by (i) receivables payable under each Borrower’s hydrocarbon sales contracts; (ii) the Borrowers’ bank accounts which receive the payments due under Borrowers’ hydrocarbon sales contracts; (iii) the shares of each of DMLP, Ltd., Talon, TEMI and TAT; and (iv) substantially all of the present and future assets of the Borrowers.

Pursuant to the terms of the senior secured credit facility, until amounts under it are repaid, each of the Borrowers shall not, and shall cause each of its subsidiaries not to, in each case subject to certain exceptions, incur indebtedness or create any liens, enter into any agreements that prohibit the ability of any Borrower or its subsidiaries to create any liens, enter into any merger, consolidation or amalgamation, liquidate or dissolve, dispose of any property or business, pay any dividends or similar payments to shareholders, make certain types of investments, enter into any transactions with an affiliate, enter into a sale and leaseback arrangement, engage in business other than as an oil and gas exploration and production company or outside of Turkey or its jurisdiction of formation, change its organizational documents, fiscal periods or accounting principles, modify certain hydrocarbon agreements and licenses or material contracts, enter into any hedge agreement for speculative purposes or open or maintain new deposit, securities or commodity accounts.

Dalea Credit Agreement. On June 28, 2010, we entered into a credit agreement with Dalea, pursuant to which we may request advances denominated in U.S. Dollars from Dalea up to the aggregate principal amount of $100.0 million through September 1, 2010. The purpose of the credit agreement is (i) to fund the acquisition of all of the issued shares of Amity and Petrogas, and (ii) for general corporate purposes. The initial advance under the credit agreement was $50.0 million and further advances are required to be in multiples of $5.0 million.

The aggregate unpaid principal balance, together with all accrued but unpaid interest and other costs, expenses or charges payable under the credit agreement are due and payable upon the earlier of (i) June 28, 2011 or (ii) the occurrence of an event of default and a demand for payment by Dalea. Amounts due under the credit agreement will accrue interest at a rate of three month LIBOR plus 2.50% per annum. In addition, we are required to pay all accrued interest in arrears on the last day of each month until the date of repayment and at any time that the principal balance is due and payable. We may prepay the amounts due under the credit agreement at any time before maturity without penalty.

The credit agreement contains certain covenants that limit our ability to, among other things, (i) make, give, create or permit or attempt to make, give or create any mortgage, charge, lien or encumbrance over any of our assets or any subsidiary’s assets (subject to certain specified exceptions), (ii) change our name or jurisdiction of organization, (iii) declare or provide for any dividends or other similar payments, (iv) redeem or repurchase any of our shares, (v) make or permit the sale of, or disposition of, any substantial or material part of our business, assets or undertaking or that of any subsidiary, (vi) borrow or cause any subsidiary to borrow money from any person (subject to certain specified exceptions) without obtaining and delivering a duly signed assignment and postponement of claim by such person in form and terms satisfactory to Dalea, (vii) pay out or permit the payment of any shareholder loans or other indebtedness to non-arm’s length parties by us or any subsidiary, or (viii) guarantee or permit the guarantee of the obligations of any other person by us or any subsidiary except in the ordinary course of business. In addition, any proceeds received by us or any subsidiary from any debt financings (subject to certain specified exceptions) shall be used to repay amounts outstanding under the credit agreement, net of reasonable transaction and financing costs. We (or any subsidiary) are also required to repay amounts outstanding under the credit agreement from (i) any proceeds of any equity issuance received from Mr. Mitchell, his immediate family or any entities owned or controlled by Mr. Mitchell or his immediate family (collectively, the “Mitchell Family”), and (ii) all proceeds of any equity issuance in excess of $75.0 million (excluding any proceeds received from the Mitchell Family), net of reasonable transaction costs. Amounts repaid under the credit agreement cannot be reborrowed. We were required to pay for Dalea’s reasonable legal fees and other expenses incidental to the completion of the credit agreement.

We must issue Dalea 100,000 common share purchase warrants for each $1.0 million in principal amount advanced under the credit agreement. The warrants must be issued upon the earlier of (i) the date that the entire $100.0 million is advanced to us, or (ii) September 1, 2010. When issued, the warrants will be exercisable for three years from the date of issuance and will have an exercise price that is the higher of (a) $6.00, or (b) the market price of our common shares on the date that the warrants are issued.

At June 30, 2010, we had outstanding borrowings of $50.0 million and availability of $50.0 million under this credit agreement.

Dalea Loan Agreement. On June 28, 2010, Viking International entered into a loan and security agreement with Dalea, whereby Viking International may request advances denominated in U.S. Dollars from Dalea of up to $30.0 million until December 31, 2010. The initial advance under the loan agreement was $18.5 million and was secured by (i) the equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of each of the foregoing. Further advances must be secured by an additional line of equipment that is acceptable to Dalea. The purpose of the loan agreement is to fund the purchase of equipment and for general corporate purposes.

The aggregate unpaid principal amount under the loan agreement, together with all accrued but unpaid interest and any other costs, expenses or charges under the loan agreement are due and payable to Dalea upon the earlier of (i) December 31, 2010, and (ii) the occurrence of an event of default. Amounts due under the loan agreement accrue interest at a rate of 10% per annum. Viking International is also required to pay monthly principal payments in the amount of $833,333 together with a payment of all accrued interest in arrears on the last day of each month beginning October 31, 2010.

The loan agreement contains certain covenants that limit the ability of Viking International to, among other things, (i) create, incur, assume or suffer to exist any indebtedness (other than the loan agreement, indebtedness outstanding on the date of the loan agreement or, without the prior written consent of Dalea, unsecured indebtedness that exceeds $500,000 in aggregate principal amount at any time), (ii) create, incur, or assume or suffer to exist any liens on the collateral, (iii) merge, dissolve, liquidate, consolidate with or into another person or dispose of all or substantially all of Viking International’s assets, (iv) engage in any business outside the ordinary course of the business in which Viking International is currently engaged, or (v) use the proceeds of any loan for purposes other than as described in the advance request.

At June 30, 2010, we had outstanding borrowings of $18.5 million and availability of $11.5 million under the loan agreement.

Viking Drilling Term Loan. On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which is comprised of $5.9 million related to the I-14 drilling rig and $5.9 million related to the purchase of the I-13 drilling rig. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment.

Talon Term Loan. On July 23, 2009, in connection with our acquisition of Talon, TransAtlantic Worldwide entered into an unsecured promissory note with the sellers in the amount of $1.5 million due July 23, 2010. The note bore interest at a fixed rate of 3% per annum. On June 30, 2010, the sellers agreed to waive all interest under the note and reduce the principal to $1.47 million in exchange for early payment of the note. We paid the reduced note in full on June 30, 2010.

TEMI Credit Agreement. TEMI is a party to unsecured non-interest bearing stand-by credit agreements with a local bank. At June 30, 2010, there were outstanding borrowings of 136,000 Turkish Lira (approximately $86,000), bank guarantees totaling 287,000 Turkish Lira (approximately $185,000) and $656,000 of bank guarantees primarily related to TEMI’s Istanbul office lease under these lines.

Contractual Obligations

The following table presents our contractual obligations at June 30, 2010:

		Payments Due by Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Accounts payable	$30,035	$30,035	$—	$—	$—	$—	$—
Loans	33,567	20,476	4,750	8,341	—	—	—
Leases	12,228	1,891	3,454	3,358	1,550	420	1,555
Contracts	34,500	12,600	18,900	3,000	—	—	—
Permits	12,955	7,555	5,400	—	—	—	—
Zorlu acquisition - Dalea	96,500	96,500	—	—	—	—	—

	$219,785	$169,057	$32,504	$14,699	$1,550	$420	$1,555

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2010.

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

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As such, the information contained herein should be read in conjunction with the related disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Interest Rate Risk

At June 30, 2010, our exposure to interest rate changes related primarily to borrowings under our senior secured credit facility, credit agreement with Dalea and amended and restated note with Viking Drilling. Pursuant to our senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At June 30, 2010, we had $5.0 million in outstanding borrowings under the senior secured credit facility. The interest we pay on borrowings under this credit facility is set every three months equal to LIBOR plus 6.25% per annum.

Pursuant to our credit agreement with Dalea, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At June 30, 2010, we had $50.0 million in outstanding borrowings under the credit agreement. The interest we pay on borrowings under this credit agreement is set every three months equal to LIBOR plus 2.50% per annum.

Pursuant to our amended and restated note with Viking Drilling, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At June 30, 2010, we had $10.0 million in outstanding borrowings under this promissory note. The interest we pay on borrowings under this note is set at a floating rate of LIBOR plus 6.25% per annum.

At June 30, 2010, we had approximately $65.1 million in outstanding floating rate borrowings. A hypothetical 1% change in interest rates as of June 30, 2010 would result in an increase or decrease in our interest costs of approximately $650,000 per year.

Commodity Price Risk

Our revenues are derived from the sale of our crude oil and natural gas production. The prices for oil and natural gas are extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions.

Pursuant to our senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA, at least one of the Borrowers is required to maintain commodity derivative contracts with Standard Bank Plc and BNP Paribas (Suisse) SA. In April 2010, TEMI entered into three-way collar contracts and additional costless derivative contracts with Standard Bank Plc and BNP Paribas (Suisse) SA, which hedge the price of oil during 2010, 2011 and 2012.

We have elected not to designate our derivative financial instruments as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value in earnings as they occur. Our commodity derivative contracts are carried at their fair value on our consolidated balance sheet under either the caption “Derivative liabilities” or “Derivative assets.” For the three and six months ended June 30, 2010, we recorded a net unrealized gain on commodity derivative contracts of approximately $3.0 million and $3.6 million, respectively. We were not a party to any derivative contracts for the comparable periods of 2009.

The following table sets forth our outstanding derivatives contracts with respect to future crude oil production as of June 30, 2010:

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Current	Non-current	Estimated Fair Value of Asset
					(in thousands)
Collar	July 1, 2010 — December 31, 2010	800	$61.50	$89.13	$104	$—	$104
Collar	January 1, 2011 — December 31, 2011	700	$61.50	$102.00	343	209	552
Collar	January 1, 2012 — December 31, 2012	600	$61.50	$109.83	—	296	296

					$447	$505	$952

			Collars		Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Current	Non-Current	Estimated Fair Value of Asset
						(in thousands)
Three-way collar contract	July 1, 2010 — December 31, 2010	240	$61.50	$100.00	$129.50	$80	$—	$80
Three-way collar contract	January 1, 2011 — December 31, 2011	240	$61.50	$100.00	$129.50	153	168	321
Three-way collar contract	January 1, 2012 — December 31, 2012	240	$61.50	$100.00	$129.50	—	362	362

						$233	$530	$763

Item 4.	Controls and Procedures

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

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 due to the existence of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2010, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A.	Risk Factors

During the second quarter of 2010, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the Risk Factors disclosed in our Quarterly Report on Form 10-Q filed on May 10, 2010 and the following:

We will require significant capital to continue our planned exploration and development activities beyond December 2010.

We may not have sufficient funds to conduct our planned exploration and development activities beyond December 2010. If we are unable to finance our planned exploration and development activities on acceptable terms or at all, our operations may be materially and adversely affected.

Future cash flows and the availability of debt or equity financing will be subject to a number of variables, such as:

•	the success of our prospects in Romania, Morocco, and Turkey;

•	success in finding and commercially producing reserves; and

•	prices of natural gas and oil.

Additional debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	our company being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on our operations.

If sufficient capital resources are not available, we might be forced to curtail developmental and exploratory drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have a material adverse effect on our business, financial condition and results of operations.

We need significant amounts of cash to repay our debt. If we are unable to generate sufficient cash to repay our debt, our business, financial condition and results of operations could be adversely affected.

As of June 30, 2010, the outstanding principal amount of our debt was $83.6 million, including $72.8 million of debt that has to be repaid or refinanced on or before June 28, 2011. We must generate sufficient amounts of cash to service and repay our debt. Our ability to generate cash will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Future borrowings may not be available to us under our senior secured credit facility or from the capital markets in amounts sufficient to pay our obligations as they mature or to fund other liquidity needs. In addition, disruptions in the credit and financial markets can constrain our access to capital and increase its cost. The inability to service, repay or refinance our indebtedness could adversely affect our financial condition and results of operations.

If future financing is not available to us when required, as a result of limited access to the credit or equity markets or otherwise, or is not available on acceptable terms, we may be unable to invest needed capital for our developmental and exploratory drilling and other activities, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our senior secured credit facility, credit agreement and loan agreement contain various covenants that limit our management’s discretion in the operation of our business and can lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our senior secured credit facility with Standard Bank, Plc and BNP Paribas (Suisse) SA, our credit agreement with Dalea and our loan agreement with Dalea may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility, credit agreement and loan agreement contain various covenants that restrict our ability to, among other things:

•	incur additional debt;

•	create liens;

•	enter into any hedge agreement for speculative purposes;

•	engage in business other than as an oil and gas exploration and production company;

•	enter into sale and leaseback transactions;

•	enter into any merger, consolidation or amalgamation;

•	dispose of all or substantially all of our assets;

•	use the amounts borrowed for only certain specified purposes;

•	declare or provide for any dividends or other payments or distributions;

•	redeem or purchase any shares; or

•	guarantee or permit the guarantee of the obligations of any other person.

In addition, the senior secured credit facility requires us to maintain specified financial ratios and tests and to maintain commodity price hedge agreements. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios required by the senior secured credit facility and could result in a default under the senior secured credit facility.

An event of default under the senior secured credit facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, our bankruptcy or insolvency, and failure to meet the required financial tests and ratios. In the event of our bankruptcy or insolvency, all amounts payable under the senior secured credit facility become immediately due and payable. In the event of any other default under our senior secured credit facility, the lenders would be entitled to accelerate the repayment of amounts outstanding. Moreover, in the event of a default we would lose the ability to draw on, and the lenders would have the option to terminate, any obligation to make further extensions of credit under the senior secured credit facility. In addition, in the event of a default under the senior secured credit facility, which is secured by substantially all of the assets of the Borrowers, the lenders could proceed to foreclose against the assets securing such obligations.

An event of default under the credit agreement includes, among other events, failure to make the payment of principal or interest when due, breach of certain covenants or conditions, the occurrence of an adverse material change in our financial condition, bankruptcy or insolvency, or a change of control. In the event of a default under the credit agreement, the lender can demand all amounts payable under the credit agreement to be immediately due and payable. In the event of bankruptcy or insolvency, all amounts payable under the credit agreement become immediately due and payable.

An event of default under the loan agreement includes, among other events, failure to make the payment of principal or interest, breach of certain covenants or obligations, bankruptcy or insolvency, or the occurrence of a default in a material agreement or instrument which would result in a material adverse effect. In the event of a default under the loan agreement, the lender at its option demand all amounts payable under the credit agreement to be immediately due and payable. In addition, in the event of default under the loan agreement, which is secured by certain equipment named therein, the lender can take immediate possession of any collateral in satisfaction for the amounts due under the loan agreement.

In the event of a default and acceleration of indebtedness under the senior secured credit facility, the credit agreement or the loan agreement, our business, financial condition and results of operations may be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

Effective June 28, 2010, our board of directors appointed Gary T. Mize, formerly vice president and chief operating officer, to serve as our president and chief operating officer. Mr. Mize replaces Scott C. Larsen as our president. Mr. Larsen will remain as our executive vice president and continue to serve on our board of directors.

On June 1, 2010, Viking International entered into a lease agreement under which it leased space for storage, maintenance, and staging of material and equipment for oilfield services and services related to oil and gas drilling, exploration, development, geological or geophysical activities or oilfield infrastructure at premises owned by Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”), a Turkish Company controlled by Mr. Mitchell. Under the lease agreement, Viking International will pay to Gundem the Turkish Lira equivalent of $25,000 per month from July 2010 through December 2011, $26,000 per month from January 2012 through December 2012, $27,000 per month from January 2013 through December 2013, $28,000 per month from January 2014 through December 2014 and $29,000 per month from January 2015 through December 2017. As of June 30, 2010, no amounts have been paid or are due under this lease agreement.

Item 6.	Exhibits

2.1		Share Purchase Agreement, dated July 3, 2010, by and between TransAtlantic Worldwide, Ltd., Zorlu Enerji Elektrik Üretim A.S. and Zorlu Holding A.Ş. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2010, filed with the SEC on July 9, 2010).

3.1		Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2		Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3		Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1		Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2		Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3		Registration Rights Agreement, dated November 24, 2009, by and between TransAtlantic Petroleum Ltd., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2009, filed with the SEC on November 24, 2009).

10.1		Loan Agreement, dated June 28, 2010, by and between Viking International Limited and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

10.2		Credit Agreement, dated June 28, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

31.1	*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew McCann
Matthew McCann
Chief Executive Officer

By:	/s/ Hilda Kouvelis
Hilda Kouvelis
Chief Financial Officer

Date: August 9, 2010

INDEX TO EXHIBITS

2.1		Share Purchase Agreement, dated July 3, 2010, by and between TransAtlantic Worldwide, Ltd., Zorlu Enerji Elektrik Üretim A.S. and Zorlu Holding A.Ş. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2010, filed with the SEC on July 9, 2010).

3.1		Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2		Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3		Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1		Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2		Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3		Registration Rights Agreement, dated November 24, 2009, by and between TransAtlantic Petroleum Ltd., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2009, filed with the SEC on November 24, 2009).

10.1		Loan Agreement, dated June 28, 2010, by and between Viking International Limited and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

10.2		Credit Agreement, dated June 28, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

31.1	*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.