Form 10-Q/A
period 2010-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2010-08-13
CIK 1092289

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three months ended June 30, 2010 (the “Original Report”) on August 9, 2010. This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed to correct typographical errors in (i) the fourth paragraph under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” (ii) the second paragraph under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009,” and (iii) the second paragraph under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009” (collectively, the “Original Paragraphs”). The following paragraphs amend and restate the Original Paragraphs in their entirety:

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources

However, there is no assurance that our forecasts will prove to be accurate or that our efforts to raise additional debt or equity financing will be successful. If we are unable to secure additional funds, we will not have sufficient funds to continue operations beyond June 28, 2011, the maturity date of our $100.0 million credit agreement with Dalea. If we are unable to secure additional funds in the fourth quarter of 2010, we may not have enough capital to fund our discretionary capital expenditures. The inability to secure additional funding when and as needed could have a material adverse effect on our operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Production. The following production numbers show the net barrels of crude oil produced and sold for our account during the periods indicated. We produced 315,911 net barrels of crude oil in the six months ended June 30, 2010, substantially all of which was generated from the Selmo and Arpatepe oil fields in Turkey. We produced 355,438 thousand cubic feet of natural gas net to our interest from the Edirne gas field in Turkey during the same period. We produced 191,884 net barrels of crude oil from Selmo and no natural gas in the six months ended June 30, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Production. The following production numbers show the net barrels of crude oil produced and sold for our account during the periods indicated. We produced 169,931 net barrels of crude oil in the second quarter of 2010, substantially all of which was generated from the Selmo and Arpatepe oil fields in Turkey. We produced 355,438 thousand cubic feet of natural gas net to our interest from the Edirne gas field in Turkey during the same period. We produced 145,980 net barrels of crude oil in the second quarter of 2009 from Selmo. We did not produce any natural gas from Edirne in the second quarter of 2009.

Other than as noted above, no other changes have been made to the Original Report. In addition, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

Item 6.	Exhibits

31.1	*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew McCann
Matthew McCann
Chief Executive Officer

By:	/s/ Hilda Kouvelis
Hilda Kouvelis
Chief Financial Officer

Date: August 13, 2010

INDEX TO EXHIBITS

31.1	*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

4