Form 10-Q
period 2010-09-30
TRANSATLANTIC PETROLEUM LTD.
filed 2010-11-15
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34574

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

As of November 12, 2010, the registrant had 336,342,984 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$56,618	$90,484
Accounts receivable:
Oil and gas sales, net	18,980	6,926
Related party (note 16)	1,100	—
Oil field services and other	4,225	2,827
Prepaid and other current assets	7,463	8,251
Deferred income taxes	1,183	1,580

Total current assets	89,569	110,068

Property and equipment (note 6):
Oil and gas properties (successful efforts method)
Mineral interests:
Proved	151,837	66,313
Unproved	83,313	12,363
Drilling services and other equipment	178,485	106,641

	413,635	185,317
Less accumulated depreciation, depletion and amortization	(25,618)	(8,053)

Property and equipment, net	388,017	177,264
Other assets:
Restricted cash (note 5)	7,953	7,780
Other accounts receivable	2,382	—
Deferred charges	2,088	1,904
Goodwill (note 4)	11,033	10,067

Total other assets	23,456	19,751

Total assets	$501,042	$307,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,467	$7,385
Accounts payable—related party (note 16)	1,282	1,075
Accrued liabilities	10,283	12,172
Settlement provision	240	240
Loan payable (note 9)	30,679	1,595
Loans payable—related party (notes 10 and 16)	74,451	5,906
Derivative liabilities (note 7)	314	762

Total current liabilities	128,716	29,135
Long-term liabilities:
Asset retirement obligations (note 8)	4,360	3,125
Accrued liabilities	698	—
Deferred income taxes	29,679	9,056
Loan payable (note 9)	18,699	—
Loans payable—related party (notes 10 and 16)	4,558	—
Derivative liabilities (note 7)	1,002	1,160

Total long-term liabilities	58,996	13,341

Total liabilities	187,712	42,476
Going concern (note 1) Commitments and contingencies (notes 9, 10, 14, 15, 16 and 17)

Stockholders’ equity (note 11):
Common shares, $0.01 par value, 1,000,000,000 authorized, issued and outstanding 330,742,984 as of September 30, 2010 and 303,265,456 as of December 31, 2009	3,307	3,033
Additional paid in capital	441,359	371,905
Additional paid in capital—warrants	9,633	5,435
Accumulated other comprehensive income	24,260	9,601
Accumulated deficit	(165,229)	(125,367)

Total stockholders’ equity	313,330	264,607

Total liabilities and stockholders’ equity	$501,042	$307,083

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(U.S. dollars and shares in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$18,327	$9,054	$45,480	$17,757
Oilfield services	5,901	204	9,744	288

Total revenues	24,228	9,258	55,224	18,045

Costs and expenses:
Production	5,347	3,058	14,242	6,244
Exploration, abandonment and impairment	3,415	4,584	21,214	5,285
Seismic and other exploration	3,364	2,573	6,111	6,141
International oil and gas activities	2,970	4,318	9,828	9,885
General and administrative	6,553	4,725	19,587	10,090
Depreciation, depletion and amortization	7,463	2,364	16,599	6,147
Accretion of asset retirement obligations (note 8)	69	122	174	234

Total costs and expenses	29,181	21,744	87,755	44,026

Operating loss	4,953	12,486	32,531	25,981

Other (income) expense:
Interest and other (income) expense	3,485	(34)	4,665	2,324
Interest and other income	(80)	(26)	(225)	(225)
Loss (gain) on commodity derivative contracts (note 7)	3,032	—	(605)	—
Foreign exchange loss (gain) (note 16)	(387)	20	94	4,258

Total other (income) expense	6,050	(40)	3,929	6,357

Loss before income taxes	11,003	12,446	36,460	32,338
Income taxes, current	1,818	1,170	4,821	2,026
Income tax recovery, deferred	(733)	(473)	(1,419)	(599)

Net loss	$12,088	$13,143	$39,862	$33,765
Non-controlling interest, net of tax	—	—	—	(235)

Net loss attributable to common stockholders	$12,088	$13,143	$39,862	$33,530

Other comprehensive gain
Foreign currency translation adjustment	(22,120)	(5,456)	(14,659)	(13,399)

Comprehensive (income) loss	$(10,032)	$7,687	$25,203	$20,131

Net loss per common share attributable to common stockholders:
Basic and diluted net loss per common share attributable to TransAtlantic Petroleum Ltd.	$0.04	$0.05	$0.13	$0.18
Basic and diluted weighted average number of shares outstanding	305,564	253,637	304,520	191,533

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(U.S. dollars and shares in thousands)

	Common Shares	Warrants (Shares)	Common Shares ($)	Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	303,266	10,830	$3,033	$371,905	$5,435	$9,601	$(125,367)	$264,607
Issuance of common shares	25,057	—	250	70,050	—	—	—	70,300
Issuance costs	—	—	—	(3,690)	—	—	—	(3,690)
Issuance of warrants	—	7,300	—	—	4,330	—	—	4,330
Exercise of warrants	532	(532)	10	770	(132)	—	—	648
Exercise of stock options	1,012	—	14	868	—	—	—	882
Issuance of restricted stock	876	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	—	1,463	—	—	—	1,463
Foreign currency translation adjustment	—	—	—	—	—	14,659	—	14,659
Net loss for the period	—	—	—	—	—	—	(39,862)	(39,862)

Balance at September 30, 2010	330,743	17,598	$3,307	$441,359	$9,633	$24,260	$(165,229)	$313,330

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)

	For the Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(39,862)	$(33,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,463	1,158
Foreign currency (gain) loss	(25)	18
Unrealized gain on commodity derivative contracts	(605)	—
Amortization of debt issuance costs	620	—
Deferred tax recovery	(1,419)	(599)
Amortization of warrants—related party	1,107	—
Non-controlling interest	—	(235)
Exploration, abandonment and impairment	4,862	—
Depreciation, depletion and amortization	16,599	6,147
Accretion of asset retirement obligations	174	234
Changes in operating assets and liabilities, net of effect of acquisitions (note 4):
Accounts receivable	(15,464)	(2,910)
Prepaid expenses and other assets	(754)	201
Accounts payable and accrued liabilities	(4,454)	4,121

Net cash used in operating activities	(37,758)	(25,395)
Investing activities:
Acquisition of Amity and Petrogas, net of cash (note 4)	(96,500)	—
Acquisition of Incremental Petroleum Limited, net of cash (note 4)	—	(40,185)
Acquisition of Incremental Petroleum Limited shares—related party (note 4)	—	(11,182)
Acquisition of Talon Exploration, Ltd. (note 4)	—	(6,087)
Additions to oil and gas properties	(37,673)	(15,169)
Addition to drilling services and other equipment	(48,859)	(36,413)
Restricted cash	(173)	(3,011)

Net cash used in investing activities	(183,205)	(112,047)
Financing activities:
Exercise of stock options and warrants	1,412	149
Issuance of shares	65,300	82,256
Issuance of shares—related party	5,000	60,818
Issuance costs	(3,690)	(5,955)
Loan proceeds	49,185	—
Loan proceeds—related party	91,500	64,621
Loan repayment	(2,315)	(1,153)
Loan repayment—related party	(21,090)	(64,621)

Net cash provided by financing activities	185,302	136,115

Effect of exchange rate changes on cash	1,795	(306)

Net decrease in cash and cash equivalents	(33,866)	(1,633)

Cash and cash equivalents, beginning of period	90,484	30,052

Cash and cash equivalents, end of period	$56,618	$28,419

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations and going concern

TransAtlantic Petroleum Ltd. (together with its subsidiaries, the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas in Turkey, Morocco, Romania and California. The Company owns its own drilling rigs and oilfield service equipment, which it uses to develop its properties in Turkey and Morocco. In addition, the Company provides oilfield services and contract drilling services to third parties in Turkey and Iraq. Approximately 45.4% of the Company’s outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the chairman of the Company’s board of directors.

Significant events and transactions which have occurred since January 1, 2009 include the following:

1.	in March 2009, the Company acquired Incremental Petroleum Limited (“Incremental”) for total consideration of $54.9 million. The acquisition of Incremental expanded the Company’s rig fleet and increased its workforce of field staff, engineers and geologists in Turkey. At the time of the acquisition, Incremental’s Turkish properties included the producing Selmo oil field, a 55% interest in the Edirne gas field and additional exploration acreage (see note 4);

2.	in June 2009, the Company sold 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of $143.1 million;

3.	in July 2009, the Company acquired Energy Operations Turkey, LLC, now called Talon Exploration, Ltd. (“Talon”) for total cash consideration of $7.7 million. At the time of the acquisition, Talon’s assets included a 50% interest in the producing Arpatepe oil field and additional exploration acreage, inventory and seismic data (see note 4);

4.	in November 2009, the Company sold 48,298,790 common shares at a price of Cdn $2.35 per common share, raising gross proceeds of $106.9 million;

5.	in December 2009, the Company entered into a three-year senior secured credit facility with Standard Bank, Plc (“Standard Bank”) and BNP Paribas (Suisse) SA (see note 9). As of September 30, 2010, the Company had borrowed $17.0 million and had $28.0 million available for borrowing under this credit facility;

6.	in June 2010, the Company entered into a $100.0 million credit agreement with Dalea Partners, LP (“Dalea”) to fund a portion of the acquisition of all of the shares of Amity Oil International Pty Ltd (“Amity”) and Zorlu Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) and for general corporate purposes. As of September 30, 2010, the Company had borrowed $73.0 million under the credit agreement with Dalea (see notes 10 and 16);

7.	on August 25, 2010, the Company’s wholly-owned subsidiary, TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”), acquired all of the shares of Amity and Petrogas in exchange for $96.5 million in cash, subject to adjustments to reflect the activities conducted by Amity and Petrogas from July 1, 2010 until August 25, 2010. At the time of the acquisition, Amity’s and Petrogas’ Turkish properties included producing gas fields, completed gas wells awaiting connection to a pipeline and additional exploration acreage and equipment (see note 4);

8.	on August 25, 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank pursuant to which TransAtlantic Worldwide could borrow up to $30.0 million from Standard Bank. TransAtlantic Worldwide borrowed $30.0 million under the short-term secured credit agreement and used the proceeds to finance a portion of the purchase price for the shares of Amity and Petrogas (see note 9); and

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

9.	from September 30, 2010 through October 8, 2010, the Company closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per common share, raising gross proceeds of $85.0 million (see note 11).

These unaudited consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its obligations in the normal course of operations for the foreseeable future.

At September 30, 2010 the Company had a working capital deficiency of $39.1 million and commitments which are detailed in notes 9, 10, 14, 15, 16 and 17. In addition, during the nine months ended September 30, 2010, the Company had a net loss from operations of $39.9 million and used cash in operations of $37.8 million. Should the Company be unable to raise additional financing, it may not have sufficient funds to continue operations beyond June 28, 2011, the maturity date of the Company’s credit agreement with Dalea. As a result, there is significant doubt regarding the ability of the Company to continue as a going concern. The continuing application of the going concern assumption is dependent upon the Company’s continuing ability to obtain the necessary financing to discharge its existing obligations, carry out its exploration program and ultimately achieve profitable operations.

Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses, and the balance sheet classifications used in these consolidated financial statements.

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

These unaudited consolidated financial statements reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair statement of the consolidated financial position of the Company as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

3. New accounting pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The update provides amendments to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, (“ASC 820”) that require more robust disclosures about: (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

4. Acquisitions

Amity and Petrogas

On August 25, 2010, TransAtlantic Worldwide acquired all of the shares of Amity and Petrogas in exchange for $96.5 million in cash, of which $200,000 was paid by four wholly-owned subsidiaries of TransAtlantic Worldwide to the minority shareholders of Petrogas. The purchase price is subject to adjustments to reflect the activities conducted by Amity and Petrogas from July 1, 2010 until August 25, 2010. Through the acquisition of Amity and Petrogas, TransAtlantic Worldwide acquired interests ranging from 50% to 100% in 18 exploration licenses and one production lease, consisting of approximately 1.3 million gross acres (1.0 million net acres) in the Thrace Basin and 730,000 gross and net acres in central Turkey, and equipment. With the completion of the acquisition the Company added approximately 7.0 million cubic feet of natural gas production per day in the Thrace Basin and approximately 10.0 million cubic feet of natural gas production per day in completed wells awaiting connection to a pipeline. The Company funded $66.5 million of the purchase price from borrowings under its credit agreement with Dalea (see notes 10 and 16) and $30.0 million of the purchase price from borrowings under the Company’s short-term secured credit agreement with Standard Bank (see note 9).

The Company engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the acquisition. The Company anticipates completing final the purchase price

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

allocation upon completion of the valuation by the independent valuation experts. The following tables summarize the consideration paid in the Amity and Petrogas acquisition, and the preliminary purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:	(in thousands)
Payment of cash for the acquisition of all the shares of Amity and 99.6% of the shares of Petrogas	$96,300
Payment of cash for the acquisition of 0.4% of the shares of Petrogas from minority interest shareholders of Petrogas	200

Total cash consideration	96,500

Fair value of total consideration transferred	$96,500

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Assets:
Cash	$123

Total financial assets	123
Other current assets, consisting primarily of prepaid expenses	391
Oil and gas properties:
Unproved properties	53,880
Proved properties	55,535
Drilling services and related equipment	4,256
Inventory	4,492

Total oil and gas properties, drilling services and other equipment	118,163
Liabilities:
Accounts payable, consisting of normal trade obligations	(1,983)
Accrued liabilities, consisting primarily of accrued compensated employee absences	(1,716)
Deferred income taxes	(17,926)
Asset retirement obligations, consisting of future plugging and abandonment liabilities on Amity’s and Petrogas’ developed wellbores as of August 25, 2010, based on internal and third-party estimates of such costs, adjusted for a historic Turkish inflation rate of approximately 6.5%, and discounted to present value using the Company’s credit-adjusted risk-free rate of 7.25%	(552)

Total liabilities	(22,177)

Total identifiable net assets	$96,500

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Acquisition-Related Costs:

Included in general and administrative expenses on the Company’s consolidated statement of operations	$1,700

The fair value of identifiable assets acquired and liabilities assumed as well as the purchase price allocation adjustments are preliminary and subject to changes which may be material. Amity and Petrogas’ results of operations are included in the Company’s consolidated results of operations beginning August 25, 2010 which is the closing date of the acquisition. The amounts of Amity’s and Petrogas’ revenue and earnings included in the Company’s consolidated statement of operations for the nine months ended September 30, 2010 are shown below:

	in thousands
	Revenue	Earnings Loss
Actual from August 25, 2010 through September 30, 2010	$1,941	$1,481

The following table presents pro forma data that reflects revenue, loss before income taxes, net loss and loss per share for the nine months ended September 30, 2010 as if the Amity and Petrogas acquisition had occurred as of January 1, 2010:

September 30, 2010 (in thousands)
Oil and gas sales	$61,156
Loss before income taxes	41,582

Net loss	45,595

Basic and diluted loss per share	$0.15

The Company has not included a pro forma presentation as of September 30, 2009. Amity and Petrogas were private companies and maintained their historical results of operations in accordance with Turkish statutory accounting rules. Accordingly, preparing pro forma information in accordance with U.S. GAAP for the 2009 interim periods is an extremely difficult task, and therefore, the Company determined that it would be impracticable to provide such information.

Talon Exploration

On July 23, 2009, TransAtlantic Worldwide acquired Talon (formerly Energy Operations Turkey, LLC) for total cash consideration of $7.7 million. At the time of the acquisition, Talon’s assets included interests in exploration licenses in southern and southeastern Turkey, inventory and seismic data. In connection with the purchase of Talon, TransAtlantic Worldwide entered into an unsecured promissory note with the sellers in the amount of $1.5 million due July 23, 2010. The note bore interest at a fixed rate of 3.0% per annum. The Company recorded $170,000 in acquisition related costs for the Talon acquisition. The following tables

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

summarize the consideration paid in the Talon acquisition and the purchase price allocation of assets acquired and liabilities assumed recognized at the acquisition dates.

Consideration:	(in thousands)
Cash consideration, net of purchase price adjustments	$6,215
Promissory note	1,500

Fair value of total consideration transferred	$7,715

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Assets:
Cash, consisting of approximately 33,000 Turkish Lira	$23
Accounts receivable	96

Total assets	119
Other current assets, consisting primarily of deposits	807
Oil and gas properties:
Unproved properties	1,900
Inventory	1,217

Total oil and gas properties	3,117
Liabilities:
Accounts payable, consisting of normal trade obligations	(106)
Other liabilities	(37)
Asset retirement obligations	(37)

Total liabilities	(180)

Total identifiable net assets	$3,863

Goodwill	$3,852

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

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The fair value of the 101,585 common shares of the Company issued as part of the consideration paid in the Incremental acquisition was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, or $0.70 per share. The fair value of the 829,960 warrants of the Company issued as part of the consideration paid in the Incremental acquisition was determined using the Black-Scholes Model using the following assumptions: strike price of $1.20 per share, expected life of three years based on management’s expectation that the warrants will not be exercised until near the end of the 36-month contractual term of the warrants, volatility of 40% based on a third party independent valuation of the warrants offered to the Incremental option holders, a 3.5% risk-free interest rate, and a forecasted dividend rate of 0% based on the Company’s historic dividends and future plans for paying dividends. The assumptions used in the Black-Scholes Model yielded a fair value of $0.25 per warrant.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Assets:
Cash, consisting of approximately $1.3 million, AUD $3.6 million and 3.5 million Turkish Lira	$5,547
Accounts receivable	4,317

Total assets	9,864
Deferred income tax assets	626
Other current assets, consisting primarily of prepaid expenses	1,022
Oil and gas properties:
Unproved properties	2,290
Proved properties	50,970
Drilling services equipment	2,802
Inventory	1,313

Total oil and gas properties	57,375
Liabilities:
Accounts payable, consisting of normal trade obligations	(1,773)
Accrued liabilities, consisting primarily of accrued compensated employee absences	(679)
Current portion of long-term debt	(2,765)
Deferred income taxes	(7,925)
Long-term debt	(1,217)
Asset retirement obligations, consisting of future plugging and abandonment liabilities on Incremental’s developed wellbores as of March 5, 2009, based on internal and third-party estimates of such costs, adjusted for a historic Turkish inflation rate of approximately 7.9%, and discounted to present value using the Company’s credit-adjusted risk-free rate of 7.25%	(3,025)

Total liabilities	(17,384)

Total identifiable net assets	$51,503

Fair value of non-controlling interest in Incremental, based on the Company’s acquisition of such interest on April 20, 2009 for AUD $3,475,399	$2,761

Goodwill	$6,199

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. The Company recorded $6.2 million in goodwill for the acquisition of Incremental. The goodwill relates to access to potential exploration and production opportunities in foreign jurisdictions.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. Restricted cash

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees. At September 30, 2010 and December 31, 2009, restricted cash included:

	September 30, 2010	December 31, 2009
	(in thousands)
Non-current:
Work programs in Morocco—bank guarantees expiring in one year or less	$6,012	$4,012
Work programs in Morocco—bank guarantees expiring in more than one year	1,500	3,500
Settlement provision for Nigerian liabilities	240	240
Operator bond	28	28
Standard Bank bridge loan facility for Petrogas and Amity	173	—

Total restricted cash	$7,953	$7,780

6. Property and equipment

Oil and gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and gas properties:

	September 30, 2010	December 31, 2009
	(in thousands)
Oil and gas properties, proved:
Turkey	$151,837	$66,313
Oil and gas properties, unproved:
Morocco	$6,265	$4,776
Romania	—	3,072
U.S.	1,250	1,322
Turkey	75,798	3,193

Total oil and gas properties, unproved	83,313	12,363
Accumulated depreciation, depletion and amortization	(8,191)	(2,483)

Net oil and natural gas properties	$226,959	$76,193

At September 30, 2010 and December 31, 2009, the Company excluded $16.6 million and $10.8 million, respectively, from the depletion calculation for proved development wells currently in progress and for fields currently not in production. At September 30, 2010, $58.4 million of proved properties and $56.6 million of unproved properties were attributable to the acquisition of Amity and Petrogas.

For the nine months ended September 30, 2010, the Company incurred approximately $62.7 million in exploratory drilling costs, of which $21.2 million was charged to earnings (included in exploration, abandonment and impairment expense) and $41.5 million remained capitalized at September 30, 2010. The Company did not reclassify any of its exploratory well costs to proved properties during the nine months ended September 30, 2010.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Drilling services and other equipment

The historical cost of drilling services and other equipment presented on a gross basis with accumulated depreciation is summarized as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Drilling services equipment	$90,625	$66,874
Inventory	36,488	22,001
Gas gathering system and facilities	8,478	7,612
Fracture stimulation equipment	17,062	—
Seismic equipment	13,661	6,786
Vehicles	8,963	1,822
Office equipment and furniture	3,208	1,546

Gross drilling services and other property and equipment	178,485	106,641
Accumulated depreciation	(17,427)	(5,570)

Net drilling services and other property and equipment	$161,058	$101,071

At September 30, 2010, the Company excluded $9.2 million of drilling services equipment and $36.5 million of inventory from depreciation as the equipment had not been placed into service. At December 31, 2009, the Company excluded $7.6 million for a gas gathering system and facilities, $1.3 million of seismic equipment and $22.0 million of inventory from depreciation as the equipment had not been placed into service.

7. Commodity derivative instruments

The Company utilizes collar derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of its future oil production. The Company has not designated the derivative financial instruments to which it is a party as hedges and, accordingly, records such contracts at fair value and recognizes changes in such fair value in current earnings as they occur.

The Company’s commodity derivative contracts are carried at their fair value on its consolidated balance sheet under either the caption “Derivative liabilities” or “Derivative assets.” The Company recognizes unrealized and realized gains and losses related to these contracts on a mark-to-market basis in its consolidated statement of operations under the caption “Loss (gain) on commodity derivative contracts.” Settlements of derivative contracts are included in operating cash flows on its consolidated statement of cash flows.

At September 30, 2010, the Company had outstanding contracts with respect to its future crude oil production as set forth in the table below:

Type	Period	Quantity (Bbl/ day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	October 1, 2010 – December 31, 2010	800	$61.50	$89.13	$(26)
Collar	January 1, 2011 – December 31, 2011	700	$61.50	$102.00	(541)
Collar	January 1, 2012 – December 31, 2012	600	$61.50	$109.83	(721)

					$(1,288)

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Type	Period	Quantity (Bbl/ day)	Collars		Additional Call	Estimated Fair Value of Asset/ Liability
			Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)
						(in thousands)
Three-way collar contract	October 1, 2010 – December 31, 2010	240	$61.50	$100.00	$129.50	$1
Three-way collar contract	January 1, 2011 – December 31, 2011	240	$61.50	$100.00	$129.50	(11)
Three-way collar contract	January 1, 2012 – December 31, 2012	240	$61.50	$100.00	$129.50	(18)

						$(28)

For the nine months ended September 30, 2010, the Company recorded a net unrealized gain on commodity contracts of approximately $605,000 on the above open derivative contracts. The Company was not party to any derivative contracts for the comparable period of 2009. At December 31, 2009, the Company’s outstanding derivative contracts had a fair value of approximately $1.9 million, representing a liability.

8. Asset retirement obligations

As part of its development of oil and gas properties, the Company incurs asset retirement obligations (“ARO”). The Company’s ARO results from its responsibility to abandon and reclaim its net share of all working interest properties and facilities. At September 30, 2010, the net present value of the Company’s total ARO was estimated to be $4.4 million, with the undiscounted value being $10.5 million. Total ARO at September 30, 2010 shown in the table below consists of amounts for future plugging and abandonment liabilities on the Company’s wellbores and facilities based on internal and third-party estimates of such costs, adjusted for an inflation rate of approximately 6.5% per annum, and discounted to present value using the Company’s credit-adjusted risk-free rate of 7.25% per annum. The following table summarizes the changes in the Company’s ARO for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Asset retirement obligation at January 1, 2010 and January 1, 2009	$3,125	$14
Amity and Petrogas acquisition (note 4)	552	—
Talon acquisition (note 4)	—	37
Incremental acquisition (note 4)	—	3,025
Change in estimates	—	(1,163)
Foreign exchange change effect	169	485
Additions	340	563
Accretion expense	174	164

Asset retirement obligation at September 30, 2010 and December 31, 2009	$4,360	$3,125

9. Loans payable

Senior Secured Credit Facility

On December 21, 2009, the Company’s wholly-owned subsidiaries, DMLP, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”), Talon and TransAtlantic Turkey, Ltd. (collectively, the

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

“Borrowers”) entered into a three-year senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA. The senior secured credit facility is guaranteed by the Company and each of Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (collectively, the “Guarantors”). The senior secured credit facility is secured by (i) receivables payable under each Borrower’s hydrocarbon sales contracts; (ii) the Borrowers’ bank accounts which receive the payments due under Borrowers’ hydrocarbon sales contracts; (iii) the shares of each of the Borrowers; and (iv) substantially all of the present and future assets of the Borrowers. The amount drawn under the senior secured credit facility may not exceed the lesser of (i) the borrowing base, and (ii) the maximum aggregate commitments provided by the lenders. The borrowing base under the senior secured credit facility is currently $45.0 million and is re-determined at least semi-annually based on the Company’s hydrocarbon reserves in Turkey at December 31st and June 30th of each year. At September 30, 2010, the lenders had aggregate commitments of $45.0 million. On June 21, 2011 and each three-month anniversary thereof, the lenders’ commitments under the senior secured credit facility are subject to reduction by 14.3% of their commitments existing on March 21, 2011.

The senior secured credit facility matures on the earlier of (i) December 21, 2012, and (ii) the date that the Company’s hydrocarbon reserves in Turkey are determined to be less than 25% of the amount shown in the May 7, 2009 reserve report prepared by RPS Energy Pty. Ltd. Loans under the senior secured credit facility accrue interest at a rate of three-month LIBOR plus 6.25% per annum. If an event of default shall occur and be continuing, all loans under the senior secured credit facility will bear an additional interest rate of 2.0% per annum.

Pursuant to the terms of the senior secured credit facility, until amounts under the senior secured credit facility are repaid, each of the Borrowers shall not, and shall cause each of its subsidiaries not to, in each case subject to certain exceptions, incur indebtedness or create any liens, enter into any agreements that prohibit the ability of any Borrower or its subsidiaries to create any liens, enter into any merger, consolidation or amalgamation, liquidate or dissolve, dispose of any property or business, pay any dividends or similar payments to shareholders, make certain types of investments, enter into any transactions with an affiliate, enter into a sale and leaseback arrangement, engage in business other than as an oil and gas exploration and production company or outside of Turkey or its jurisdiction of formation, change its organizational documents, fiscal periods or accounting principles, modify certain hydrocarbon agreements and licenses or material contracts, enter into any hedge agreement for speculative purposes or open or maintain new deposit, securities or commodity accounts.

As of September 30, 2010, the Company had borrowed $17.0 million and had availability of $28.0 million under the senior secured credit facility.

Short-Term Secured Credit Agreement

On August 25, 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank pursuant to which TransAtlantic Worldwide could borrow up to $30.0 million from Standard Bank. The short-term secured credit agreement is guaranteed by the Company and each of TransAtlantic Petroleum (USA) Corp., Amity and Petrogas. TransAtlantic Worldwide borrowed $30.0 million under the short-term secured credit agreement and used the proceeds to finance a portion of the purchase price for the shares of Amity and Petrogas. The short-term secured credit agreement matures on May 25, 2011, although TransAtlantic Worldwide may prepay the amounts due under the short-term secured credit agreement at any time before maturity without penalty. Borrowings under the short-term secured credit agreement accrue interest from August 25, 2010 to September 30, 2010 and every thirty days thereafter at a rate of LIBOR plus the applicable margin. The applicable margin equals 3.75% for interest that accrues before November 23, 2010, 4.00% for

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

interest that accrues on or after November 23, 2010 and before February 20, 2011 and 4.25% for interest that accrues on or after February 20, 2011 and before May 25, 2011. In addition, TransAtlantic Worldwide paid an arrangement fee of $750,000, and is required to pay (i) a commitment fee of no less than 2.5% of the aggregate principal amount of any future debt financing that is arranged or underwritten by Standard Bank if such debt financing is applied to refinance any portion of the indebtedness under the short-term secured credit agreement and (ii) a commitment fee equal to 2.5% of the amount of any increased commitments arranged by Standard Bank if partial or complete repayment of the short-term secured credit agreement is financed through an increase in the commitments under the senior secured credit facility.

The short-term secured credit agreement is secured by a pledge of (i) the receivables payable under each of Amity’s and Petrogas’ hydrocarbon sales contracts and property insurance policies, (ii) Amity’s and Petrogas’ bank accounts that receive the payments due under their respective hydrocarbon sales contracts, (iii) the shares of Amity and Petrogas, and (iv) substantially all of Amity’s present and future assets and undertakings.

Pursuant to the terms of the short-term secured credit agreement, until amounts under the short-term secured credit agreement are repaid, TransAtlantic Worldwide and the Company shall not permit Amity or Petrogas to, in each case subject to certain exceptions, incur any indebtedness or create any liens, enter into any merger, consolidation or amalgamation, sell, lease, assign or transfer any of their properties, pay any dividends or distributions, make certain types of investments, enter into any transactions with an affiliate, enter into a sale and leaseback arrangement, engage in business other than as an oil and gas exploration and production company, an oil field related services company or engage in business outside of Turkey or their jurisdiction of formation, change their organizational documents, fiscal periods or accounting principles, modify certain hydrocarbon agreements and licenses or material contracts, enter into any hedge agreement for speculative purposes or open or maintain new deposit, securities or commodity accounts.

Events of default under the short-term secured credit agreement include, but are not limited to, payment defaults, inaccuracy of representations or warranties, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, the award of certain monetary judgments, and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) TransAtlantic Worldwide’s failure to own, of record and beneficially, all of the equity of Amity or Petrogas; (ii) the failure by Amity or Petrogas to own or hold, directly or indirectly, all of the interests granted to them pursuant to certain hydrocarbon licenses designated in the short-term secured credit agreement; or (iii) (a) Mr. Mitchell ceases for any reason to be the chairman of the Company’s board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of the Company’s common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner of more than 35% of the Company’s outstanding common shares entitled to vote for members of the Company’s board of directors on a fully-diluted basis; provided that, if Mr. Mitchell ceases to be chairman of the Company’s board of directors by reason of his death or disability, such event shall not constitute a matured event of default unless the Company has not appointed a successor reasonably acceptable to Standard Bank within 60 days of the occurrence of such event. If an event of default shall occur and be continuing, all borrowings under the short-term secured credit agreement will bear an additional interest rate of 2.0% per annum. In the case of an event of default upon bankruptcy or insolvency, all amounts payable under the short-term credit agreement become immediately due and payable. In the case of any other event of default, all amounts due under the short-term credit agreement may be accelerated by Standard Bank or the administrative agent.

As of September 30, 2010, the Company had borrowed $30.0 million and had no availability under the short-term secured credit agreement.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Viking International Equipment Loan

On July 21, 2010, Viking International Limited (“Viking International”), a wholly-owned subsidiary of the Company, entered into a secured credit agreement with a Turkish bank to fund the purchase of vehicles. At September 30, 2010, Viking International had borrowed $2.3 million under the credit agreement. The credit agreement has a term of 48 months, matures on July 20, 2014, bears interest at an annual rate of 3.84% and is secured by the vehicles purchased with the proceeds of the loan. There is no further availability under the credit agreement.

TEMI Credit Agreement

TEMI is a party to unsecured, non-interest bearing stand-by credit agreements with a Turkish bank. At September 30, 2010, there were outstanding borrowings of 227,500 Turkish Lira (approximately $156,000), bank guarantees totaling 828,000 Turkish Lira (approximately $568,000) and $656,000 (approximately 956,000 Turkish Lira) of bank guarantees primarily related to TEMI’s Istanbul office lease under these lines.

The Company uses negotiated interest rates in determining the fair value of its debt. As of the indicated dates, the Company’s third-party debt consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Third-Party Floating Rate Debt
Senior secured credit facility	$16,939	$—
Short-term secured credit agreement	30,000	—
Viking International equipment loans	2,318	—
Unsecured line of credit	121	95
Third-Party Fixed Rate Debt
Talon acquisition—3.0% promissory note (note 4)	—	1,500

	$49,378	$1,595

At September 30, 2010, the principal amounts due under the Company’s third-party debt were:

	Total	Principal Due In
		(in thousands)
Floating Rate Debt		2010	2011	2012	Thereafter
Senior secured credit facility	$16,939	$—	$—	$16,939	$—
Short-term secured credit agreement	30,000	—	30,000	—	—
Viking International equipment loans	2,318	143	590	614	971
Unsecured line of credit	121	121	—	—	—

	$49,378	$264	$30,590	$17,553	$971

10. Related party loans payable

Dalea Credit Agreement

On June 28, 2010, the Company entered into a credit agreement with Dalea (the “Dalea Credit Agreement”) pursuant to which the Company could request advances denominated in U.S. dollars from Dalea up to the aggregate principal amount of $100.0 million until September 1, 2010. N. Malone Mitchell, 3rd and his wife own

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

100% of Dalea. The purpose of the Dalea Credit Agreement was (i) to fund the acquisition of all of the shares of Amity and Petrogas (see notes 4 and 16), and (ii) for general corporate purposes. The initial advance under the Dalea Credit Agreement was $50.0 million.

The aggregate unpaid principal balance, together with all accrued but unpaid interest and other costs, expenses or charges payable under the Dalea Credit Agreement are due and payable by the Company upon the earlier of (i) June 28, 2011, or (ii) the occurrence of an event of default and a demand for payment by Dalea. Amounts due under the Dalea Credit Agreement accrue interest at a rate of three-month LIBOR plus 2.50% per annum, to be adjusted monthly on the first day of each month. In addition, the Company is required to pay all accrued interest in arrears on the last day of each month until the date of repayment and at any time that the principal balance is due and payable. The Company may prepay the amounts due under the Dalea Credit Agreement at any time before maturity without penalty.

The Dalea Credit Agreement contains certain covenants that limit the ability of the Company to, among other things, (i) make, give, create or permit or attempt to make, give or create any mortgage, charge, lien or encumbrance over any assets of the Company or any subsidiary (subject to certain specified exceptions), (ii) change the name of the Company or its jurisdiction of organization, (iii) declare or provide for any dividends or other similar payments, (iv) redeem or repurchase any of the Company’s shares, (v) make, or permit the sale of, or disposition of, any substantial or material part of its business, assets or undertaking or that of any subsidiary, (vi) borrow or cause any subsidiary to borrow money from any person (subject to certain specified exceptions) without obtaining and delivering a duly signed assignment and postponement of claim by such person in form and terms satisfactory to Dalea, (vii) pay out or permit the payment of any shareholder loans or other indebtedness to non-arm’s length parties by the Company or any subsidiary, or (viii) guarantee or permit the guarantee of the obligations of any other person by the Company or any subsidiary except in the ordinary course of business. In addition, any proceeds received by the Company or any subsidiary from any debt financings (subject to certain specified exceptions) must be used to repay amounts outstanding under the Dalea Credit Agreement, net of reasonable transaction and financing costs. The Company or any subsidiary is also required to repay amounts outstanding under the Dalea Credit Agreement from (i) any proceeds of any equity issuance received from Mr. Mitchell, his immediate family or any entities owned or controlled by Mr. Mitchell or his immediate family (collectively, the “Mitchell Family”), and (ii) all proceeds of any equity issuance in excess of $75.0 million (excluding any proceeds received from the Mitchell Family), net of reasonable transaction costs. Amounts repaid under the Dalea Credit Agreement cannot be reborrowed. The Company was required to pay for Dalea’s reasonable legal fees and other expenses incidental to the completion of the Dalea Credit Agreement.

In connection with the Company’s public offering of common shares from September 30, 2010 through October 8, 2010, Dalea waived its right to be repaid from the Company’s proceeds of the offering which would have otherwise been due to Dalea under the terms of the Dalea Credit Agreement.

Under the terms of the Dalea Credit Agreement, the Company was required to issue Dalea 100,000 common share purchase warrants for each $1.0 million in principal amount advanced under the Dalea Credit Agreement. The Company borrowed an aggregate of $73.0 million under the Dalea Credit Agreement, and on September 1, 2010, the Company issued 7.3 million common share purchase warrants to Dalea. The common share purchase warrants are exercisable until September 1, 2013 and have an exercise price of $6.00 per share.

The proceeds from the Dalea Credit Agreement were allocated to current debt and warrants based on relative fair values. The Company recorded a debt discount equal to the difference between the proceeds allocated to the debt and the stated value of the debt. The debt discount is being amortized using the effective interest method.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

As of September 30, 2010, the Company had borrowed $73.0 million under the Dalea Credit Agreement. No further borrowings are permitted under the Dalea Credit Agreement.

Dalea Loan and Security Agreement

On June 28, 2010, Viking International entered into a loan and security agreement (the “Loan Agreement”) with Dalea pursuant to which Viking International may request advances denominated in U.S. Dollars in multiples of $100,000 from Dalea of up to $30.0 million until December 31, 2010. The purpose of the Loan Agreement is to fund the purchase of equipment and for general corporate purposes.

The initial advance under the Loan Agreement was $18.5 million and was secured by (i) the equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of, each of the foregoing. Further advances must be evidenced by a note and secured by an additional line of equipment that is acceptable to Dalea. Dalea is not obligated to make any further advances under the Loan Agreement.

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

The Loan Agreement contains certain covenants that will limit the ability of Viking International to, among other things, (i) create, incur, assume or suffer to exist any indebtedness (other than the Loan Agreement, indebtedness outstanding on the date of the Loan Agreement or, without the prior written consent of Dalea, unsecured indebtedness that exceeds $500,000 in aggregate principal amount at any time), (ii) create, incur, assume or suffer to exist any liens on the collateral, (iii) merge, dissolve, liquidate, consolidate with or into another person or dispose of all or substantially all of Viking International’s assets, (iv) engage in any business outside the ordinary course of the business in which Viking International is currently engaged, or (v) use the proceeds of any advance for purposes other than as described in the advance request.

Viking International borrowed an aggregate of $18.5 million under the Loan Agreement and paid approximately $485,000 in interest. The Company repaid the loan in full on September 30, 2010 and does not plan to borrow any further amounts under the Loan Agreement.

Viking Drilling Note

On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling, LLC (“Viking Drilling”), an entity in which Dalea owns 85%. Viking International paid $1.5 million in

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

cash for the drilling rig and entered into a note payable to Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. The Company paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which was comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment.

As of September 30, 2010, the outstanding balance under the note was $9.2 million.

The Company uses negotiated interest rates in determining the fair value of its debt. As of the indicated dates, the Company’s related-party debt consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Related Party Floating Rate Debt
Dalea credit agreement	$73,000	$—
Dalea credit agreement discount—warrants	(3,223)

	69,777
Viking Drilling note	9,232	5,906

	$79,009	$5,906

At September 30, 2010, the principal amounts due under the Company’s related-party debt were:

	Total	Principal Due In
		(in thousands)
Floating Rate Debt		2010	2011	2012	Thereafter
Dalea credit agreement	$73,000	$—	$73,000	$—	$—
Dalea credit agreement discount—warrants	(3,223)		(3,223)

	69,777		69,777
Viking Drilling note	9,232	1,141	4,750	3,341	—

	$79,009	$1,141	$74,527	$3,341	$—

11. Stockholders’ equity

September 2010 share issuance

From September 30, 2010 through October 8, 2010, the Company closed a public offering of an aggregate of 30,357,143 of the Company’s common shares at a purchase price of $2.80 per common share (the “Offering”), raising gross proceeds of $85.0 million. Of the 30,357,143 common shares sold, the Company offered and sold 1,788,643 common shares to Dalea. As of September 30, 2010, the net proceeds from the Offering, after deducting the placement agency fee and estimated offering expenses, were approximately $66.5 million.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Between October 1, 2010 and October 8, 2010, the Company received additional net proceeds of $14.1 million. The Company used $19.0 million of the net proceeds for the repayment of the principal amount and accrued interest under the Loan Agreement with Dalea (see note 10). The Company plans to use the remaining net proceeds for general corporate purposes.

Warrants

In December 2008, the Company issued 10.0 million common share purchase warrants as consideration for the acquisition of Longe Energy Limited (“Longe”). Each warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011.

In April 2009, the Company issued 829,960 common share purchase warrants to retire share-based payment arrangements of Incremental. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $1.20 per share through April 2, 2012 (see note 4).

On September 1, 2010, the Company issued 7.3 million common share purchase warrants to Dalea pursuant to the Dalea Credit Agreement (see note 10). The warrants are exercisable until September 1, 2013 and have an exercise price of $6.00 per share.

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

Share-based compensation expense of $1.5 million and $866,000 for RSU awards was recorded for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company had approximately $2.8 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.66 years. The following table sets forth RSU activity for the nine months ended September 30, 2010:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested RSUs outstanding at January 1, 2010	2,112	$1.25
Granted	1,313	$3.16
Forfeitures	(142)	$2.23
Vested	(819)	$1.23

Unvested RSUs outstanding at September 30, 2010	2,464	$2.21

Stock options

The Company’s Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding option awards issued under the Option Plan remained in full force and effect. All options presently outstanding under the Option Plan have a five-year term.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Using the Black-Scholes Model, the fair value of all outstanding options under the Option Plan was approximately $70,000 and $292,000 and was recognized as share-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, all stock options have been fully amortized. The following table sets forth stock option activity for the nine months ended September 30, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,323	$0.88
Granted	—	—
Expired	—	—
Exercised	(1,012)	0.88

Outstanding at September 30, 2010	2,311	$0.88

Exercisable at September 30, 2010	2,311	$0.88

The following table summarizes information about stock options as of September 30, 2010:

Range of Prices		Options Outstanding			Options Exercisable
	High	Shares (in thousands)	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Shares (in thousands)	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average Options Exercisable Remaining Contractual Life (years)
Low
$0.31	$0.74	581	$0.31	$1,540	581	$0.31	$1,540	2.18
$0.75	$0.99	100	$0.90	206	100	$0.90	206	1.38
$1.00	$1.20	1,240	$1.02	2,401	1,240	$1.02	2,401	1.15
$1.23	$1.32	390	$1.25	666	390	$1.25	666	2.73

		2,311	$0.88	$4,813	2,311	$0.88	$4,813	1.63

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”) (formerly Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information), the Company has two reportable operating segments, exploration and production of oil and natural gas (“E&P”) and drilling services, within three reportable geographic segments: Romania, Turkey and Morocco. Summarized financial information concerning the Company’s geographic segments is shown in the following tables:

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
For the three months ended September 30, 2010
Net revenues	$50	$—	$29,655	$—	$29,705
Inter-segment revenues	—	—	(5,477)	—	(5,477)

Total revenues	50	—	24,178	—	24,228
Net loss attributable to common stockholders	$5,356	$257	$1,153	$5,322	$12,088
For the three months ended September 30, 2009
Total revenues	$49	$—	$9,209	$—	$9,258
Net loss attributable to common stockholders	4,104	675	3,279	5,085	13,143
For the nine months ended September 30, 2010
Net revenues	$151	$—	$69,565	$—	$69,716
Inter-segment revenues	—	—	(14,492)	—	(14,492)

Total revenues	151	—	55,073	—	55,224
Net loss attributable to common stockholders	$13,163	$6,218	$872	$19,609	$39,862
For the nine months ended September 30, 2009
Total revenues	$68	$—	$17,977	$—	$18,045
Net loss attributable to common stockholders	12,040	5,625	5,370	10,495	33,530

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
Total assets
September 30, 2010	$55,219	$3,536	$398,680	$43,607	$501,042
December 31, 2009	92,726	6,278	162,560	45,519	307,083

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Summarized financial information concerning the Company’s operating segments is shown in the following tables:

	E&P	Drilling	Corporate	Total
	(in thousands)
For the three months ended September 30, 2010
Net revenues	$18,327	$11,378	$—	$29,705
Inter-segment revenues	—	(5,477)	—	(5,477)

Total revenues	$18,327	$5,901	$—	$24,228
Net loss attributable to common stockholders	5,545	1,509	5,034	12,088
For the three months ended September 30, 2009
Total revenues	$9,054	$204	$—	$9,258
Net loss attributable to common stockholders	7,982	2,688	2,473	13,143
For the nine months ended September 30, 2010
Net revenues	$45,480	$24,236	$—	$69,716
Inter-segment revenues	—	(14,492)	—	(14,492)

Total revenues	$45,480	$9,744	$—	$55,224
Net loss attributable to common stockholders	19,142	8,128	12,592	39,862
For the nine months ended September 30, 2009
Total revenues	$17,757	$288	$—	$18,045
Net loss attributable to common stockholders	17,028	6,093	10,409	33,530

	E&P	Drilling	Corporate	Total
	(in thousands)
Total assets
September 30, 2010	$332,349	$113,474	$55,219	$501,042
December 31, 2009	158,856	55,501	92,726	307,083

13. Financial instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount at September 30, 2010 and December 31, 2009 due to the short maturity of those instruments.

Interest rate risk

The Company is exposed to interest rate risk as a result of its fixed rate notes and its variable rate short-term cash holdings. Interest rate changes would result in gains or losses in the market value of the Company’s fixed rate debt due to differences between the current market interest rates and the rates governing its notes.

Foreign currency risk

The Company has underlying foreign currency exchange rate exposure. The Company’s currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, European Union Euro, Romanian New Leu, Moroccan Dirham and Turkish Lira. Foreign currency forward contracts have not been used to manage exchange rate fluctuations. At September 30, 2010, the Company had 1.5 million Turkish Lira (approximately $1.0 million) in cash and cash equivalents, which exposes the Company to exchange rate risk based on fluctuations in the value of the Turkish Lira.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Commodity price risk

The Company is exposed to fluctuations in commodity prices for crude oil and natural gas. Commodity prices are affected by many factors including, but not limited to, supply and demand. At September 30, 2010, the Company was a party to commodity derivative contracts (see note 7).

Concentration of credit risk

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners and from government agencies. Included in receivables are amounts due from the national oil company of Turkey, which purchases all of the Company’s oil production in Turkey. The receivables are not collateralized. To date, the Company has experienced minimal bad debts and has no allowance for doubtful accounts. Other accounts receivable relating to value added taxes are expected to be collected subsequent to September 30, 2011. The majority of the Company’s cash and cash equivalents are held by three financial institutions in the U.S. and Turkey.

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

As required by ASC 820, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values below takes into account the market for the Company’s financial assets and liabilities, the associated credit risk and other factors as required by ASC 820. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the valuation of the Company’s financial assets and liabilities as of the dates indicated:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of September 30, 2010:
Assets (liabilities):
Short-term credit agreement	$—	$(30,000)	$—	$(30,000)
Floating rate debt	—	(81,327)	—	(81,327)
Senior secured credit facility	—	(16,939)	—	(16,939)
Crude oil derivative contracts	—	(1,316)	—	(1,316)

Total	$—	$(129,582)	$—	$(129,582)

As of December 31, 2009:
Assets (liabilities):
Fixed rate debt	$—	$(7,501)	$—	$(7,501)
Senior secured credit facility	—	—	—	—
Crude oil derivative contracts	—	(1,922)	—	(1,922)

Total	$—	$(9,423)	$—	$(9,423)

14. Commitments

In Morocco, the Company posted the following fully-funded bank guarantees in support of its work program commitments: $2.0 million under its Guercif exploration permits, $3.0 million under its Ouezzane-Tissa exploration permits, $1.0 million under its Tselfat exploration permit and $1.5 million under its Asilah exploration permit. As of September 30, 2010, the obligations under the Tselfat exploration permit have been fully performed except for final reports, and the second well on the Ouezzane-Tissa exploration permits has now reached total depth thereby fully performing the work program commitment for those permits except for final reports. The rig will next move to Asilah where it will drill the well called for under the work commitment for the Asilah exploration permit. It has been tentatively agreed that the work program commitment on the Guercif exploration permits will be transferred to another license. The bank guarantees are reduced periodically based on work performed. In the event the Company fails to perform the required work commitments, the remaining amount of the bank guarantees would be forfeited.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

On March 3, 2009, the Company amended the lease for its Dallas, Texas office space extending the term to December 31, 2013. In Morocco, the Company has entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard. In Romania, the Company has one-year leases for an office and an equipment yard. In Turkey, the Company has entered into a three-year lease for office space in Istanbul, short term leases of nine apartments in Istanbul, three apartments in Ankara, a five-year lease for an operations yard in Diyarbakir, a seven-year lease for an operations yard in the Thrace Basin, a seven-year lease for storage, maintenance and staging space and a one-year lease for ten rooms at a hotel in Turkey. The Company’s aggregate annual commitments as of September 30, 2010 are as follows:

		Payments Due by Year
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Leases and other	$10,831	$902	$3,258	$3,146	$1,550	$420	$1,555
Contracts	36,605	5,655	25,950	5,000	—	—	—
Permits	13,250	2,850	6,900	3,500	—	—	—

	$60,686	$9,407	$36,108	$11,646	$1,550	$420	$1,555

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

The Company’s commitments pursuant to petroleum licenses and permits as of September 30, 2010 included commitments to:

•	Test the Kaletepe well on License 4175 in Turkey in 2011;

•	Drill one well on one of the Midyat licenses in Turkey in 2010;

•	Drill one well on one of the Tuz Golu licenses in Turkey in 2011;

•	Drill one well every six months on the Edirne License in Turkey beginning in the first quarter of 2011 to satisfy district drilling obligations;

•	Drill three wells on License 4037 in Turkey, one in 2010, one in 2011 and one in 2012;

•	Complete a 3D seismic survey on License 4037 in 2010;

•	Drill one well on one of the Banarli exploration licenses in Turkey in 2010;

•	Drill one well each on the Izmir and Mugla Licenses in Turkey in 2010;

•	Drill one well on License 3864 in Turkey in 2010 if the license is extended for a period of two years;

•	Drill one well on License 4350 in Turkey in either 2010 or 2011;

•	Drill one well on License 4288 in Turkey in 2010;

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

•

Drill one well on the Asilah permits in Morocco set to commence in 2010 pursuant to the Company’s license as well as commitments under the Company’s farm-out agreement with Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation;

•

Conduct a seismic survey at another location outside of Morocco in lieu of drilling a well in Morocco pursuant to the Company’s license and commitments under the Company’s farm-out agreement with Direct Petroleum Morocco, Inc. and Anschutz Morocco Corporation;

•

Spend $1.5 million in 2011 on a license that remains to be decided in Morocco as a consequence of transferring the work commitment under the Guercif licenses with a carried interest obligation to Stratic Energy Corporation; and

•	Conduct miscellaneous exploratory activities on several of the Company’s Turkish licenses.

The Company’s commitments pursuant to agreements with third party license holders as of September 30, 2010 included commitments to:

•	Drill one well on License 4325 in Turkey in 2011 in accordance with the Company’s agreement with Selsinsan Petrol Maden;

•	Drill one well on one of the Malatya licenses in Turkey in 2011 in accordance with the Company’s agreement with Selsinsan Petrol Maden;

•

Participate in five wells on License 3118 in Turkey in 2011 in accordance with the Company’s agreement with Aladdin Middle East, whereby the Company will drill two wells and Aladdin Middle East will drill three wells;

•	Drill one well on License 4642 in Turkey in 2012;

•	Drill two wells on License 3647 in Turkey, one in 2011 and one in 2012;

•	Drill two wells on License 4289 in Turkey, one in 2011 and one in 2012 and acquire 4D seismic on the license;

•	Drill one well on License 3793 in Turkey in 2012;

•	Drill one well and participate in the construction of a pipeline on License 4069 in Turkey in 2010;

•	Participate in drilling five wells on five licenses in District 12 (Gaziantep) in Turkey (two in 2011 and three in 2012) in accordance with the Company’s agreement with Thrace Basin Natural Gas; and

•

Drill two wells and re-enter three wells on License 3791 and drill two wells and re-enter one well on License 3165 in Turkey in 2010 and 2011 in accordance with the Company’s agreement with Turkiye Petrolleri Anonim Ortakligi (“TPAO”).

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

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

16. Related party transactions

Debt transactions

On November 28, 2008, the Company entered into a credit agreement with Dalea for the purpose of funding the all cash takeover offer by TransAtlantic Australia for all of the outstanding shares of Incremental. Pursuant to the credit agreement, as amended, until June 30, 2009, the Company could request advances from Dalea of (i) up to $62.0 million for the sole purpose of purchasing Incremental common shares in connection with the offer, plus related transaction costs and expenses; and (ii) up to $14.0 million for general corporate purposes. The total outstanding balance of the advances made under the credit agreement accrued interest at a rate of 10% per annum, calculated daily and compounded quarterly. The loan was repaid in full on June 23, 2009, at which time the credit agreement was terminated. The Company borrowed an aggregate of $64.6 million under the loan and paid a total of $2.0 million in interest during 2009. The Company recorded a foreign exchange loss of $4.3 million related to the credit agreement in the first quarter of 2009.

On June 28, 2010, the Company entered into the Dalea Credit Agreement for the purpose of funding the acquisition of all the shares of Amity and Petrogas and for general corporate purposes. Pursuant to the Dalea Credit Agreement, the Company could request advances from Dalea up to the aggregate principal amount of $100.0 million until September 1, 2010. The advances were denominated in U.S. Dollars. The Company had borrowed an aggregate of $73.0 million pursuant to the Dalea Credit Agreement as of September 30, 2010 (see note 10). No further borrowings are permitted under the Dalea Credit Agreement.

On June 28, 2010, Viking International entered into the Loan Agreement with Dalea. The purpose of the Loan Agreement is to fund the purchase of equipment and for general corporate purposes. Pursuant to the Loan Agreement, Viking International may request advances denominated in U.S. Dollars in multiples of $100,000 from Dalea of up to $30.0 million until December 31, 2010. The initial advance under the Loan Agreement was $18.5 million and was secured by (i) the equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of, each of the foregoing. Further advances must be evidenced by a note and secured by an additional line of equipment that is acceptable to Dalea. Dalea is not obligated to make any further advances under the Loan Agreement. Viking International borrowed an aggregate of $18.5 million and paid approximately $485,000 in interest. The Company repaid the loan in full on September 30, 2010 and does not plan to borrow any further amounts under the Loan Agreement (see note 10).

Equity transactions

On December 30, 2008, the Company acquired 100% of the shares of Longe from Longfellow Energy, LP (“Longfellow”) in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Longfellow is indirectly owned by Mr. Mitchell, his wife and his children.

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

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

On June 22, 2009, Dalea purchased 41,818,000 common shares at a price of Cdn $1.65 per share in a private placement of the Company’s common shares in the U.S. In addition, on June 22, 2009, the Company entered into a registration rights agreement with Canaccord Capital Corporation and Dalea, pursuant to which the Company agreed to register for resale under the Securities Act the 41,818,000 common shares purchased by Dalea and 56,559,300 common shares held by certain other investors. Under the registration rights agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) on July 20, 2009 to register 55,544,300 common shares for resale, which did not include the common shares held by Dalea. The registration statement was declared effective on September 29, 2009 and the common shares that remained unsold under the registration statement were deregistered by a post-effective amendment that was declared effective on June 28, 2010.

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

On September 1, 2010, the Company issued 7,300,000 common share purchase warrants to Dalea pursuant to the Dalea Credit Agreement (see notes 10 and 11). The warrants are exercisable until September 1, 2013 and have an exercise price of $6.00 per share.

On September 30, 2010, Dalea purchased 1,788,643 common shares at a price of $2.80 per share in a public offering. The common shares sold in the offering were offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective on June 18, 2010.

Equipment purchase transactions

On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling, an entity in which Dalea owns 85%. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable to Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. The Company paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which was comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. Interest expense for the three and nine months ended September 30, 2010 pursuant to the Viking Drilling note was approximately $156,000 and $455,000, respectively, of which approximately $50,000 was included in accounts payable at September 30, 2010. At September 30, 2010, the outstanding balance under this note was $9.2 million.

Service transactions

Effective May 1, 2008, the Company entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking Drilling, MedOil Supply, LLC and Riata Management, LLC (“Riata

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Management”). Mr. Mitchell and his wife own 100% of Riata Management. In addition, Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Riata Management owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling. Under the terms of the Service Agreement, the Company pays, or is paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. The Company recorded expenditures for the three and nine months ended September 30, 2010 of $3.4 million and $22.9 million, respectively, for goods and services provided to it under the Service Agreement, of which approximately $136,000 was payable at September 30, 2010. Payables in the amount of $1.1 million at December 31, 2009 were settled in cash during the first quarter of 2010. Payables in the amount of $136,000 due under the Service Agreement at September 30, 2010, were settled in cash during the fourth quarter of 2010. Amounts due to the Company totaled approximately $156,000 at September 30, 2010 and are expected to be collected during the fourth quarter of 2010.

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

On December 15, 2009, Viking International entered into an Agreement for Management Services (“Management Services Agreement”) with Viking Drilling. Pursuant to the Management Services Agreement, which was amended on August 5, 2010, Viking International agreed to provide management, marketing, storage and personnel services (collectively, the “Rig Services”) from time to time as requested by Viking Drilling for the operation of certain rigs owned by Viking Drilling that are located in Turkey. Under the terms of the Management Services Agreement, Viking Drilling will pay Viking International for all actual costs and expenses associated with the provision of the Rig Services. In addition, Viking Drilling will pay Viking International a monthly management fee equal to 7% of the total amount invoiced for direct labor costs for employees of Viking International providing Rig Services under the Management Services Agreement. As of September 30, 2010, Viking International had not performed any services under the Management Services Agreement and has received no payments or fees.

On June 1, 2010, Viking International entered into a lease agreement under which it leased space for storage, maintenance, and staging of material and equipment for oilfield services and services related to oil and gas drilling, exploration, development, geological or geophysical activities or oilfield infrastructure at premises owned by Gundem. Under the lease agreement, Viking International will pay Gundem the Turkish Lira equivalent of $25,000 per month from July 2010 through December 2011, $26,000 per month from January 2012 through December 2012, $27,000 per month from January 2013 through December 2013, $28,000 per month from January 2014 through December 2014 and $29,000 per month from January 2015 through December 2017. As of September 30, 2010, $225,671 has been paid and no amount is outstanding under this lease agreement.

On August 5, 2010, Viking International entered into an Agreement for Management Services (“Maritas Services Agreement”) with Maritas A.S. (“Maritas”). Pursuant to the Maritas Services Agreement, Viking International agreed to provide management, marketing and personnel services (collectively, the “Maritas Rig Services”) from time to time as requested by Maritas for the operation of a drilling rig owned by MAANBE LLC and located in Iraq. Under the terms of the Maritas Services Agreement, Maritas will pay Viking International for

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

all actual costs and expenses associated with the provision of the Maritas Rig Services. In addition, Maritas will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs for employees of Viking International providing Maritas Rig Services under the Maritas Services Agreement. MAANBE LLC is indirectly owned by Mr. Mitchell and his children. Mr. Mitchell indirectly owns 50% of Maritas. As of September 30, 2010, $1.1 million has been accrued for services provided to Maritas pursuant to the Maritas Services Agreement.

On September 28, 2010, Viking International entered into an Agreement for Management Services (the “Petrol Services Agreement”) with Viking Petrol Sahasi Hizmetleri A.S. (“Petrol”). Petrol is indirectly owned by Mr. Mitchell. Pursuant to the Petrol Services Agreement, Viking International agreed to provide management, marketing, storage and personnel services (collectively, the “Services”) from time to time as requested by Petrol for the operation of certain equipment owned by Petrol that is located in Turkey. Under the terms of the Petrol Services Agreement, Petrol will pay Viking International for all actual costs and expenses associated with the provision of the Services. In addition, Petrol will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs of employees of Viking International providing Services pursuant to this Agreement. As of September 30, 2010, there have been no services provided to Petrol pursuant to the Petrol Services Agreement.

Other transactions

In July 2008, Longfellow guaranteed the obligations of the Company and Longe under a farm-out agreement concerning the Company’s Ouezzane-Tissa and Asilah exploration permits in Morocco up to a maximum of $25.0 million.

17. Subsequent events

From September 30, 2010 through October 8, 2010, the Company closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per share pursuant to the Offering (see note 11).

On November 8, 2010, TransAtlantic Worldwide entered into an option agreement with Mustapha Mehmet Corporation (“MMC”) regarding the potential purchase of all of the shares of Thrace Basin Natural Gas Turkiye Corporation (“TBNG”) and Pinnacle Turkey, Inc. (“Pinnacle”). Pursuant to the option agreement, TransAtlantic Worldwide paid MMC an option fee of $10.0 million and has until February 11, 2011 to exercise the option to acquire all of the shares of TBNG and Pinnacle.

If TransAtlantic Worldwide exercises the option, TransAtlantic Worldwide would be required to close the transactions contemplated by the option agreement within ninety days of the option exercise date, which could be extended a further sixty days to obtain any required Turkish governmental consents.

If TransAtlantic Worldwide exercises the option, TransAtlantic Worldwide would acquire all of the shares of TBNG and Pinnacle in consideration for (i) $100.0 million in cash, (ii) the issuance of 18.5 million of the Company’s common shares pursuant to a private placement, and (iii) the transfer of certain overriding royalty interests (ranging from 1% to 2.5% of the working interests owned by TBNG and Pinnacle on specified exploration licenses) to an affiliate of MMC. At closing, the $10.0 million option fee would be credited towards the cash purchase price. According to the terms of the option agreement, TransAtlantic Worldwide would have the ability to transfer its rights to acquire all of the shares of TBNG and/or Pinnacle to an affiliate or a newly formed entity that is formed for the purpose of acquiring the shares. If TransAtlantic Worldwide chooses not to exercise the option, MMC would return $5.0 million of the option fee and the option agreement would terminate in accordance with its terms.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

18. Supplemental disclosure for cash flow information

Cash paid for interest and taxes during the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months ended September 30,
	2010	2009
	(in thousands)
Supplemental disclosure of cash paid for interest and income taxes:
Cash paid during the period for interest	$2,003	$2,193
Cash paid during the period for income taxes	$3,234	$776

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a vertically integrated, international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Romania, and California. We own our own drilling rigs and oilfield service equipment, which we use to develop our properties in Turkey and Morocco. In addition, we provide oilfield services and contract drilling services to third parties in Turkey and Iraq. Approximately 45.4% of our outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the chairman of our board of directors.

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

•

in June 2009, we sold 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of $143.1 million. Of the 98,377,300 common shares sold, we sold 41,818,000 common shares to Dalea.

•

in July 2009, we acquired Energy Operations Turkey, LLC, now called Talon Exploration, Ltd. (“Talon”) for total cash consideration of $7.7 million. At the time of the acquisition, Talon’s assets included a 50% interest in the producing Arpatepe oil field and additional exploration acreage, inventory and seismic data.

•

in November 2009, we sold 48,298,790 common shares at a price of Cdn $2.35 per common share, raising gross proceeds of $106.9 million. Of the 48,298,790 common shares sold, we sold 4,255,400 common shares to Dalea.

•

in December 2009, we entered into a three-year senior secured credit facility with Standard Bank, Plc (“Standard Bank”) and BNP Paribas (Suisse) SA. As of September 30, 2010, we had borrowed $17.0 million and had $28.0 million available for borrowing under this credit facility. We intend to use the credit facility to finance a portion of the development of our oil and gas properties in Turkey, for acquisitions and for general corporate and working capital purposes. See “Liquidity and Capital Resources—Senior Secured Credit Facility.”

•

in June 2010, we entered into a $100.0 million credit agreement with Dalea to fund a portion of the acquisition of all of the shares of Amity Oil International Pty Ltd (“Amity”) and Zorlu Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) and for general corporate purposes. As of September 30, 2010, we had borrowed $73.0 million under this credit agreement. See “Liquidity and Capital Resources—Dalea Credit Agreement.”

Financial and Operational Performance Highlights. Highlights of our financial performance and operational performance for the third quarter of 2010 include:

•

Total oil and gas revenue increased to $18.3 million for the quarter ended September 30, 2010 from $9.1 million realized in the same period in 2009. The increase was the result of increased production in the Selmo oil field, additional production in the Arpatepe oil field and new production in the Edirne and Alpullu gas fields. The increase was also due to the increase in the price received for our oil production, which was $74.17 per barrel in the quarter ended September 30, 2010 as compared to $68.79 per barrel for the quarter ended September 30, 2009.

•	Oilfield services revenue increased to $5.9 million for the third quarter of 2010 from $204,000 in the third quarter of 2009.

•

Production increased to 177,755 net barrels of crude oil and 514,179 thousand cubic feet of natural gas for the third quarter of 2010, compared to 137,400 net barrels of crude oil and no natural gas for the third quarter of 2009.

•

Foreign currency translation adjustment for the quarter ended September 30, 2010 increased to $22.1 million from $5.5 million for the quarter ended September 30, 2009 due to the devaluation of the U.S. Dollar compared to the foreign currencies of the other countries in which we operate. We record foreign currency gains and losses resulting from re-measuring foreign transactions and cash accounts into the functional currency of such foreign operations. In addition, we record translation adjustments from the process of translating the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.

•

For the quarter ended September 30, 2010, we incurred $141.8 million in capital expenditures compared to capital expenditures of $48.5 million for the quarter ended September 30, 2009. The increase is primarily due to the acquisition of Amity and Petrogas.

•	During the third quarter of 2010, we increased our short-term borrowings to $105.1 million, compared to short-term borrowings of $7.5 million for the third quarter of 2009.

Recent Developments

Option Agreement. On November 8, 2010, our wholly-owned subsidiary, TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”), entered into an option agreement with Mustapha Mehmet Corporation (“MMC”) regarding the potential purchase all of the shares of Thrace Basin Natural Gas Turkiye Corporation (“TBNG”) and Pinnacle Turkey, Inc. (“Pinnacle”). Pursuant to the option agreement, TransAtlantic Worldwide paid MMC an option fee of $10.0 million and has until February 11, 2011 to exercise the option to acquire all of the shares of TBNG and Pinnacle.

On a combined basis, TBNG and Pinnacle currently produce approximately 25.0 million cubic feet of natural gas per day and hold interests in a total of approximately 600,000 net offshore acres in Turkey. TBNG and Pinnacle sell their natural gas production through their wholly-owned pipeline distribution system.

If TransAtlantic Worldwide exercises the option, TransAtlantic Worldwide would be required to close the transactions contemplated by the option agreement within ninety days of the option exercise date, which could be extended a further sixty days to obtain any required Turkish governmental consents.

If TransAtlantic Worldwide exercises the option, TransAtlantic Worldwide would acquire all of the shares of TBNG and Pinnacle in consideration for (i) $100.0 million in cash, (ii) the issuance of 18.5 million of the Company’s common shares pursuant to a private placement, and (iii) the transfer of certain overriding royalty interests (ranging from 1% to 2.5% of the working interests owned by TBNG and Pinnacle on specified exploration licenses) to an affiliate of MMC. At closing, the $10.0 million option fee would be credited towards the cash purchase price. According to the terms of the option agreement, TransAtlantic Worldwide would have the ability to transfer its rights to acquire all of the shares of TBNG and/or Pinnacle to an affiliate or a newly formed entity that is formed for the purpose of acquiring the shares. If TransAtlantic Worldwide chooses not to exercise the option, MMC would return $5.0 million of the option fee and the option agreement would terminate in accordance with its terms.

TransAtlantic Worldwide intends to seek $100.0 million from third-party investors to fund the cash portion of the purchase price. At the time of closing, Pinnacle would own a 65% working interest in five onshore exploration licenses and four production leases in the Thrace Basin and a 25% working interest in three shelf and five offshore licenses in the Sea of Marmara. Pinnacle would also own a 37.5% working interest in five exploration licenses in the Gaziantep area in southeastern Turkey. At the time of closing, TBNG would own a 35% working interest in the five onshore licenses and four production leases in the Thrace Basin, a 25% working interest in three shelf and five offshore licenses in the Sea of Marmara, drilling rigs and equipment. TBNG would remain the operator of the TBNG and Pinnacle licenses and production leases.

Sale of Common Shares. From September 30, 2010 through October 8, 2010, we closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per share, raising gross proceeds of $85.0 million. Of the 30,357,143 common shares sold, we offered and sold 1,788,643 common shares to Dalea. The net proceeds from the offering, after deducting the placement agency fee and estimated offering expenses, were approximately $80.6 million. We used $19.0 million of the net proceeds to pay off the principal amount and accrued interest under the loan and security agreement between our wholly-owned subsidiary, Viking International Limited (“Viking International”), and Dalea, and we plan to use the remainder of the net proceeds for general corporate purposes.

Completion of Amity and Petrogas Acquisition. On August 25, 2010, TransAtlantic Worldwide acquired all of the shares of Amity and Petrogas in exchange for $96.5 million in cash, subject to adjustments to reflect the activities conducted by Amity and Petrogas from July 1, 2010 until August 25, 2010. Through the acquisition of Amity and Petrogas, we acquired interests ranging from 50% to 100% of 18 exploration licenses and one production lease, consisting of approximately 1.3 million gross acres (1.0 million net acres) in the Thrace Basin and 730,000 gross and net acres in central Turkey, and equipment. With the completion of the acquisition we added approximately 7.0 million cubic feet of natural gas production per day in the Thrace Basin and approximately 10.0 million cubic feet of natural gas production per day in completed gas wells awaiting connection to a pipeline. We funded $66.5 million of the purchase price from borrowings under our credit agreement with Dalea and $30.0 million of the purchase price from borrowings under our short-term secured credit agreement with Standard Bank.

Short-Term Secured Credit Agreement. On August 25, 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank whereby TransAtlantic Worldwide could borrow up to $30.0 million from Standard Bank. We borrowed $30.0 million under the short-term secured credit agreement and used the proceeds to finance a portion of the purchase price for the shares of Amity and Petrogas. See “Liquidity and Capital Resources—Short-Term Secured Credit Agreement.”

Third Quarter 2010 Operational Update

We are in the process of integrating the Amity and Petrogas properties, equipment and personnel into our operations. We have substantially integrated the Incremental and Talon acquisitions and organized our activities in Turkey into a service division consisting of two wholly-owned subsidiaries, Viking International and Viking Geophysical Services, Ltd., and into an exploration and production division consisting of six wholly-owned exploration and production subsidiaries: TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”), TransAtlantic Turkey, Ltd. (“TAT”), Talon, DMLP, Ltd., Amity and Petrogas.

Turkey Exploration and Development. Our emphasis in the third quarter of 2010 was on defining an inventory of drillable conventional and unconventional targets on recently acquired acreage owned by Amity and

Petrogas in the Thrace Basin and in southeastern Turkey. As a result of the Amity and Petrogas acquisitions, our acreage in the Thrace Basin increased by approximately 1.3 million gross acres. To accelerate the evaluation of this additional acreage, we have completed two new 3D seismic surveys and are currently conducting two additional 3D seismic surveys.

In October 2010, we successfully pumped the first modern fracture stimulation in Turkey on the Kepirtepe-1 well on License 3791 in the Thrace Basin to test non-commercial natural gas shows at approximately 12,000 feet. The fracture stimulation was pumped using our high pressure and high volume pumping units, sand blenders and miscellaneous support equipment. Initial flow rates exceeded 4.0 million cubic feet of natural gas per day with condensate. We are currently flowing the well through a separator at modest levels and expect to complete cleaning of the perforations and final testing of the well once our coiled tubing and nitrogen units arrive in November 2010. We conducted the following additional activities in Turkey during the third quarter of 2010:

Thrace Basin:

•

on License 4037 (100% working interest), we completed tie-ins to natural gas pipelines to initiate sales on three natural gas wells, which are expected to add approximately 4.4 million cubic feet per day to our sales.

Selmo:

•	we added a second drilling rig to the Selmo oil field in August 2010; and

•	we drilled four wells during the third quarter of 2010 and are currently drilling the S-56 and S-67 wells, bringing the total number of new wells drilled at Selmo in 2010 to twelve.

Southeastern Turkey:

•	on the Gaziantep licenses (50% farm-in), the operator drilled and tested the Kinali Kekik-1 well;

•

on License 4069 (50% farm-in), we completed the Bakuk-101A gas discovery well that tested at 10.0 million cubic feet of natural gas per day, conducted a 3D seismic shoot over the southern portion of the license and are preparing to re-enter and test the Bakuk-2 well;

•

on License 4175 (100% working interest), we drilled the Kaletepe-1 well to a total depth of 10,695 feet. We did not encounter any oil shows while drilling and did not encounter our primary pre-drilling objective, a Paleozoic-aged reservoir. While there are zones that appear to be productive from a log analysis, we do not expect to make a commercial well. We are developing a plan to complete the well;

•	we conducted 2D seismic shoots on the Malatya and Midyat licenses (100% working interest);

•	we commenced a 3D seismic shoot on License 3118 (50% working interest); and

•	we were awarded License 4642, covering 123,397 acres immediately to the east of the Bakuk gas discovery on License 4069.

For the month of September 2010, we were producing an average of approximately 2,241 net barrels of oil per day from the Selmo and Arpatepe oil fields in Turkey and producing an average of approximately 9,668 thousand net cubic feet of natural gas per day from our producing gas fields in the Thrace Basin.

Morocco and Romania Exploration and Development. In the third quarter of 2010, we also continued to explore and develop our properties in Morocco and Romania. In Morocco, we re-drilled the HKE-1bis well on the Ouezzane-Tissa exploration permits (50% farm-in), reaching total depth in October 2010, completing our contractual and license drilling commitments on these permits. We have run production casing and will attempt to complete the HKE-1bis well in November 2010. In early November 2010, we acidized the Burdigalian zone in the HR-33bis well on the Tselfat exploration permit (100% working interest) and tested commercial quantities of oil. In Romania, we continued our evaluation of potential exploration wells to exploit conventional and unconventional objectives on the Sud Craiova license.

Drilling Services. As of September 30, 2010, we own six drilling rigs and four pulling units that are located in Turkey and two drilling rigs that are located in Morocco. We also manage one drilling rig in Turkey for Viking Drilling pursuant to a management services agreement and one drilling rig in Iraq for Maritas A.S. (“Maritas”) pursuant to a management services agreement. We are in the process of expanding our drilling services activities, particularly in Turkey, to include products and services used to drill and evaluate oil and natural gas wells. To support these services, we have established an electric wireline division, a pressure pumping division and a drilling fluids division. The pressure pumping division now has personnel and cementing, fracture and acid stimulation equipment, which includes state-of-the-art fracturing technologies, including microseismic capabilities. We are currently establishing a directional drilling division for application at Selmo and for the development of unconventional sands and shales throughout Turkey. We have mobilized fracture stimulation equipment to the Thrace Basin to pursue known gas in tight sands and shale formations on acreage we acquired in the acquisition of Amity and Petrogas and on acreage covered by our farm-in agreement with Turkiye Petrolleri Anonim Ortakligi, the national oil company of Turkey (“TPAO”).

Planned 2010 Operations

We continue to actively explore and develop our existing oil and gas properties in Turkey and Morocco and to evaluate the opportunities for further activities in Romania. Our success will depend in part on discovering hydrocarbons in commercial quantities and then bringing these discoveries into production. Capital expenditures for the first three quarters of 2010 were $219.5 million. Capital expenditures for the fourth quarter of 2010 are expected to range between $20.0 million and $30.0 million. We currently plan to execute the following drilling and exploration activities during the remainder of 2010:

Thrace Basin. In the Thrace Basin, we plan to acquire two additional 3D seismic datasets on our Amity and Petrogas licenses by year-end 2010, which will complement our existing seismic datasets. We expect to continue drilling wells based on the existing and newly acquired 3D seismic datasets, which have added to our inventory of amplitude-based targets and deeper conventional structural targets. We expect that our drilling activities in the Thrace Basin will be concentrated on farm-in acreage acquired from TPAO and acreage we acquired in the acquisition of Amity and Petrogas. We also expect to bring into production a portion of the Alpullu gas field and wells from License 4037.

The recent fracture stimulation of the Kepirtepe-1 well points to significant potential for production from unconventional tight sands, and we expect to continue applying modern fracture stimulation technology to existing and new wells drilled in the Thrace Basin. By year-end 2010, we expect to complete the first series of fracture stimulation in the Thrace Basin by re-entering existing wellbores. Once we have refined our fracture stimulation techniques on less expensive re-entries, we plan to commence drilling at locations that we believe are optimized for unconventional potential.

Selmo. We expect to drill up to four additional wells in the fourth quarter of 2010, which would bring the total wells drilled in Selmo during 2010 to 16.

Southeastern Turkey. We have begun construction of a pipeline to deliver gas from the Bakuk-101A gas well discovery, recently announced with our partner Tiway Turkey, Ltd. (“Tiway”), and we anticipate that gas sales could commence from this well by year-end 2010. On the same license, we are preparing to re-enter and test the Bakuk-2 well. Pending the results of this re-entry, we may begin delineation drilling on this license by year-end 2010. We plan to drill one exploration well using newly acquired 3D seismic data on the southern portion of License 4069.

Morocco. We plan to complete testing (at our cost) of the HKE-1bis well on the Ouezzane-Tissa exploration permits (50% working interest) and complete testing of the GUW-1 exploratory well on the Tselfat exploration permit (100% working interest). We plan to drill (at our cost) one exploratory well on the Asilah exploration permits (50% working interest).

Romania. We plan to determine whether to drill up to three exploration wells on the Sud Craiova license (50% working interest) and plan to evaluate the potential of Silurian shale gas located on that license.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in Notes 2 and 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The update provides amendments to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, that require more robust disclosures about: (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 is not expected to have a material impact on our financial statements.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations—Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Total oil and gas revenue increased to $45.5 million in the nine months ended September 30, 2010 from $17.8 million realized in the same period in 2009. The increase was the result of increased production in the Selmo oil field, additional production in the Arpatepe oil field and new production in the Edirne and Alpullu gas fields. In addition, we recorded $9.7 million in oilfield services revenue during the nine months ended September 30, 2010, compared to $288,000 during the same period in 2009.

Production. The following production numbers show the net barrels of crude oil and net cubic feet of natural gas produced and sold for our account during the periods indicated. We produced 493,969 barrels of crude oil in the nine months ended September 30, 2010, substantially all of which was generated from the Selmo and Arpatepe oil fields in Turkey. We produced 869,663 thousand cubic feet of natural gas from the Edirne and Alpullu gas fields in Turkey during the same period. We produced approximately 326,000 barrels of crude oil from Selmo and no natural gas in the nine months ended September 30, 2009.

Production Expenses. Production expenses for the nine months ended September 30, 2010 increased to $14.2 million from $6.2 million in the nine months ended September 30, 2009. This increase was due primarily to increased production as the result of the drilling and acquisitions described above.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the nine months ended September 30, 2010 increased to $21.2 million from $5.3 million for the nine months ended September 30, 2009. The increase was primarily due to the abandonment of eleven wells during the first nine months of 2010 compared to the abandonment of two wells during the same period in 2009.

Seismic and Other Exploration. Seismic and other exploration costs were $6.1 million for the nine months ended September 30, 2010 compared to $6.1 million for the nine months ended September 30, 2009.

International Oil and Gas Activities. During the nine months ended September 30, 2010, we continued significant activities to establish our drilling services and exploration and production support functions, including costs related to inventory yards, personnel, transportation and fuel, consulting, legal, accounting, travel and other costs. These expenses are necessary to further our identification and development of business opportunities but are not identifiable to specific capital projects. The following table presents exploration expenditures by country:

	For the Nine Months Ended,
(in thousands)	September 30, 2010	September 30, 2009
Morocco	$3,185	$1,130
Romania	480	392
Turkey	4,983	6,372
Other and unallocated	1,180	1,991

Total	$9,828	$9,885

General and Administrative Expenses. General and administrative expenses were $19.6 million for the nine months ended September 30, 2010 compared to $10.1 million for the nine months ended September 30, 2009. The increase is primarily due to the expansion of our drilling services operations. We recorded share-based compensation expense of $1.5 million during the nine months ended September 30, 2010, compared to $1.2 million for the same period in 2009. In addition, we incurred approximately $2.4 million of expenses related to the acquisition of Amity and Petrogas during the nine months ended September 30, 2010.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $16.6 million for the nine months ended September 30, 2010. We had $6.1 million in depreciation, depletion and amortization expense in the same period of 2009. The increase is due to increased production and substantial increases in additions to drilling services equipment.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders for the nine months ended September 30, 2010 was $39.9 million, or $0.13 per share (basic and diluted), compared to $33.5 million, or $0.18 per share (basic and diluted), for the nine months ended September 30, 2009. The increase in net loss attributable to common stockholders was primarily due to increased costs and expenses resulting from increased production and the abandonment of eleven wells during the first nine months of 2010 as compared to the abandonment of two wells during the same period in 2009.

Other Comprehensive Gain. Other comprehensive gain is composed of foreign currency translation adjustments related to translating the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency. Foreign currency translation adjustment for the nine months ended September 30, 2010 increased to $14.7 million from $13.4 million for the nine months ended September 30, 2009 due to the devaluation of the U.S. Dollar compared to the foreign currencies of the other countries in which we operate.

Comprehensive Loss. The comprehensive loss for the nine months ended September 30, 2010 was $25.2 million, or $0.08 per share (basic and diluted), compared to a comprehensive loss of $20.1 million, or $0.11 per share (basic and diluted), for the nine months ended September 30, 2009. The comprehensive loss for the nine months ended September 30, 2010 was primarily composed of production expenses of $14.2 million, exploration, abandonment and impairment expense of $21.2 million, general and administrative expenses of $19.6 million, and depreciation, depletion and amortization expenses of $16.6 million and a foreign currency translation gain of $14.7 million.

Results of Operations—Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Total oil and gas revenue increased to $18.3 million in the quarter ended September 30, 2010 from $9.1 million realized in the same period in 2009. The increase was the result of increased production in the Selmo oil field, additional production in the Arpatepe oil field and new production in the Edirne and Alpullu gas fields. In addition, we recorded $5.9 million in oilfield services revenue during the third quarter of 2010 compared to $204,000 in oilfield services revenue during the same period in 2009.

Production. The following production numbers show the net barrels of crude oil and net cubic feet of natural gas produced and sold for our account during the periods indicated. We produced 177,755 barrels of crude oil in the third quarter of 2010, substantially all of which was generated from the Selmo and Arpatepe oil fields in Turkey. We produced 514,179 thousand cubic feet of natural gas from the Edirne and Alpullu gas fields in Turkey during the same period. We produced approximately 137,400 barrels of crude oil in the third quarter of 2009 from Selmo. We did not produce any natural gas from Edirne or Alpullu in the third quarter of 2009.

Production Expenses. Production expenses for the quarter ended September 30, 2010 increased to $5.3 million from $3.1 million in the quarter ended September 30, 2009. This increase was due primarily to increased drilling activity and the acquisition of Amity and Petrogas.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the quarter ended September 30, 2010 decreased to $3.4 million from $4.6 million for the quarter ended September 30, 2009. The decrease in the third quarter of 2010 was primarily due to the higher costs of the two wells abandoned in the third quarter of 2009 compared with the three wells abandoned in the third quarter of 2010.

Seismic and Other Exploration. Seismic and other exploration costs increased to $3.4 million for the quarter ended September 30, 2010 compared to $2.6 million for the quarter ended September 30, 2009. This increase was due primarily to increased seismic acquisition activity in Turkey.

International Oil and Gas Activities. During the third quarter of 2010, we continued significant activities to establish our drilling services and exploration and production support functions, including costs related to inventory yards, personnel, transportation and fuel, consulting, legal, accounting, travel and other costs. These expenses are necessary to further our identification and development of business opportunities but are not identifiable to specific capital projects. The following table presents exploration expenditures by country:

	For the Three Months Ended,
(in thousands)	September 30, 2010	September 30, 2009
Morocco	$743	$480
Romania	247	180
Turkey	1,083	3,367
Other and unallocated	897	291

Total	$2,970	$4,318

General and Administrative Expenses. General and administrative expenses were $6.6 million for the quarter ended September 30, 2010 compared to $4.7 million for the quarter ended September 30, 2009. The increase is due to higher personnel costs and professional fees related to our public company reporting requirements. We recorded share-based compensation expense of $48,000 during the third quarter of 2010, compared to $607,000 for the same period in 2009.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $7.5 million for the quarter ended September 30, 2010 compared to $2.4 million in depreciation, depletion and amortization expense in the same period of 2009. The increase is due to increased production and substantial increases in additions to drilling services equipment.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders for the quarter ended September 30, 2010 was $12.1 million, or $0.04 per share (basic and diluted), compared to $13.1 million, or $0.05 per share (basic and diluted), for the quarter ended September 30, 2009. The decrease is primarily due to increased oil and gas sales and increased oilfield services revenue, partially offset by higher costs and expenses.

Other Comprehensive Gain. Foreign currency translation adjustment for the quarter ended September 30, 2010 increased to $22.1 million from $5.5 million for the quarter ended September 30, 2009 due to the devaluation of the U.S. Dollar compared to the foreign currencies of the other countries in which we operate.

Comprehensive Income. Comprehensive income for the quarter ended September 30, 2010 was $10.0 million, or $0.03 per share (basic and diluted), compared to a comprehensive loss of $7.7 million, or $0.03 per share (basic and diluted), for the quarter ended September 30, 2009. The comprehensive income for the third quarter of 2010 was primarily composed of foreign currency translation gains of $22.1 million, oil and gas revenues of $18.3 million, and oilfield services revenue of $5.9 million, offset by production expenses of $5.3 million, exploration, abandonment and impairment expense of $3.4 million, general and administrative expenses of $6.6 million, and depreciation, depletion and amortization expenses of $7.5 million.

Capital Expenditures

For the nine months ended September 30, 2010, we incurred $219.5 million in capital expenditures compared to capital expenditures of $136.6 million for the nine months ended September 30, 2009. For the quarter ended September 30, 2010, we incurred $141.8 million in capital expenditures compared to capital expenditures of $48.5 million for the quarter ended September 30, 2009. The increase in capital expenditures was primarily due to the acquisition of Amity and Petrogas. In the third quarter of 2010, our capital expenditures also included drilling and exploration activities and the purchase of drilling services equipment. In the third quarter of

2009, our capital expenditures were for the acquisition of Talon, drilling and exploration activities and the acquisition of drilling services equipment.

For the fourth quarter of 2010, we expect our capital expenditures to range between approximately $20.0 million and $30.0 million. Approximately one-third of these anticipated expenditures will occur in the Thrace Basin in Turkey, evenly divided between conventional and unconventional gas exploration and development. Approximately one-third of these anticipated expenditures will occur in southeastern Turkey, devoted to acquiring seismic data and pursuing predominately oil opportunities. The balance of the estimated budget is divided between drilling activities at Selmo in Turkey, drilling activities in Morocco and the development of our oilfield services in Turkey. We anticipate that activities in Romania for the remainder of 2010 will be limited to shale gas studies. Our projected 2010 capital budget is subject to change and could be reduced if we do not raise additional funds. See “—Liquidity and Capital Resources.”

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

Liquidity and Capital Resources

Our primary sources of liquidity for the third quarter of 2010 were proceeds from the sale of our common shares, our cash and cash equivalents, cash flow from operations and borrowings under our various debt agreements. At September 30, 2010, we had cash and cash equivalents of $56.6 million, $105.1 million in short-term debt, $23.3 million in long-term debt and negative working capital of $39.1 million compared to cash and cash equivalents of $90.5 million, $7.5 million in short-term debt, no long-term debt, and working capital of $80.9 million at December 31, 2009. Cash used in operating activities for the nine months ended September 30, 2010 increased to $37.8 million compared to cash used in operating activities of $25.4 million for the quarter ended September 30, 2009, primarily as a result of increased drilling and drilling services activity.

From September 30, 2010 through October 8, 2010, we closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per share, raising gross proceeds of $85.0 million. Net proceeds from the offering, after deducting the placement agency fee and estimated offering expenses, were approximately $80.6 million. We used $19.0 million of the net proceeds for the repayment of the principal amount and accrued interest under the loan and security agreement between Viking International and Dalea and plan to use the remaining net proceeds for general corporate purposes.

As of September 30, 2010, the outstanding principal amount of our debt was $128.4 million, including $103.0 million of debt that has to be repaid or refinanced on or before June 28, 2011. As a result, we forecast that we will need to either extend the maturity date of our existing debt or raise additional debt or equity financing to refinance our existing debt and to fund our operations, including our planned exploration and development activities, beyond June 28, 2011. To obtain these funds, we are:

•	seeking an increase in the borrowing base under our senior secured credit facility; and

•	considering the issuance of common shares, public debt or private debt.

However, there is no assurance that our forecasts will prove to be accurate or that our efforts to raise additional debt or equity financing will be successful. If we are unable to secure additional funds, we may not have sufficient funds to continue operations beyond June 28, 2011, the maturity date of our credit agreement with Dalea. The inability to secure additional funding when and as needed could have a material adverse effect on our operations and financial condition.

In addition to cash, cash equivalents and cash flow from operations, at September 30, 2010, we had a senior secured credit facility, a short-term secured credit agreement, a credit agreement with Dalea, a term note with Viking Drilling, a loan with a Turkish bank and stand-by credit agreements with a Turkish bank, each of which is discussed below.

Senior Secured Credit Facility. Our wholly-owned subsidiaries, DMLP, Ltd., TEMI, Talon and TAT (collectively, the “Borrowers”), have a three-year senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA. The senior secured credit facility is guaranteed by us and each of Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide. The amount drawn under the senior secured credit facility may not exceed the lesser of (i) the borrowing base, and (ii) the maximum aggregate commitments provided by the lenders. The borrowing base is currently $45.0 million and is re-determined at least semi-annually based on our hydrocarbon reserves in Turkey at December 31st and June 30th of each year. At September 30, 2010, the lenders had aggregate commitments of $45.0 million. On June 21, 2011 and each three-month anniversary thereof, the lenders’ commitments under the senior secured credit facility are subject to reduction by 14.3% of their commitments existing on March 21, 2011.

The senior secured credit facility matures on the earlier of (i) December 21, 2012, or (ii) the date that our hydrocarbon reserves in Turkey are determined to be less than 25% of the amount shown in the May 7, 2009 reserve report prepared by RPS Energy Pty. Ltd. Loans under the senior secured credit facility accrue interest at a rate of three-month LIBOR plus 6.25% per annum. If an event of default shall occur and be continuing, all loans under the senior secured credit facility will bear an additional interest rate of 2.0% per annum. At September 30, 2010, we had borrowed $17.0 million and had availability of $28.0 million under the senior secured credit facility.

The senior secured credit facility is secured by (i) receivables payable under each Borrower’s hydrocarbon sales contracts; (ii) the Borrowers’ bank accounts which receive the payments due under Borrowers’ hydrocarbon sales contracts; (iii) the shares of each of the Borrowers; and (iv) substantially all of the present and future assets of the Borrowers.

Pursuant to the terms of the senior secured credit facility, until amounts under the senior secured credit facility are repaid, each of the Borrowers shall not, and shall cause each of its subsidiaries not to, in each case subject to certain exceptions, incur indebtedness or create any liens, enter into any agreements that prohibit the ability of any Borrower or its subsidiaries to create any liens, enter into any merger, consolidation or amalgamation, liquidate or dissolve, dispose of any property or business, pay any dividends or similar payments to shareholders, make certain types of investments, enter into any transactions with an affiliate, enter into a sale and leaseback arrangement, engage in business other than as an oil and gas exploration and production company or outside of Turkey or its jurisdiction of formation, change its organizational documents, fiscal periods or accounting principles, modify certain hydrocarbon agreements and licenses or material contracts, enter into any hedge agreement for speculative purposes or open or maintain new deposit, securities or commodity accounts.

Short-Term Secured Credit Agreement. On August 25, 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank, pursuant to which TransAtlantic Worldwide could borrow up to $30.0 million from Standard Bank. The short-term secured credit agreement is guaranteed by us and by each of TransAtlantic Petroleum (USA) Corp., Amity and Petrogas. TransAtlantic Worldwide borrowed $30.0 million under the short-term secured credit agreement and used the proceeds to finance a portion of the purchase price for the shares of Amity and Petrogas.

The short-term secured credit agreement matures on May 25, 2011, although TransAtlantic Worldwide may prepay the amounts due under the short-term secured credit agreement at any time before maturity without penalty. Borrowings under the short-term secured credit agreement accrue interest from August 25, 2010 to September 30, 2010 and every thirty days thereafter at a rate of LIBOR plus the applicable margin. The applicable margin equals 3.75% for interest that accrues before November 23, 2010, 4.00% for interest that accrues on or after November 23, 2010 and before February 20, 2011, and 4.25% for interest that accrues on or after February 20, 2011 and before May 25, 2011. In addition, TransAtlantic Worldwide paid an arrangement fee of $750,000, and is required to pay (i) a commitment fee of no less than 2.5% of the aggregate principal amount of any future debt financing that is arranged or underwritten by Standard Bank if such debt financing is applied to refinance any portion of the indebtedness under the short-term secured credit agreement and (ii) a commitment fee equal to 2.5% of the amount of any increased commitments arranged by Standard Bank if partial or complete repayment of the short-term secured credit agreement is financed through an increase in the commitments under the senior secured credit facility.

The short-term secured credit agreement is secured by a pledge of (i) the receivables payable under each of Amity’s and Petrogas’ hydrocarbon sales contracts and property insurance policies, (ii) Amity’s and Petrogas’ bank accounts that receive the payments due under their respective hydrocarbon sales contracts, (iii) the shares of Amity and Petrogas and (iv) substantially all of Amity’s present and future assets and undertakings.

Pursuant to the terms of the short-term secured credit agreement, until amounts under the short-term secured credit agreement are repaid, we cannot permit Amity or Petrogas to, in each case subject to certain exceptions, incur any indebtedness or create any liens, enter into any merger, consolidation or amalgamation, sell, lease, assign or transfer any of their properties, pay any dividends or distributions, make certain types of investments, enter into any transactions with an affiliate, enter into a sale and leaseback arrangement, engage in business other than as an oil and gas exploration and production company, an oil field related services company or engage in business outside of Turkey or their jurisdiction of formation, change their organizational documents, fiscal periods or accounting principles, modify certain hydrocarbon agreements and licenses or material contracts, enter into any hedge agreement for speculative purposes or open or maintain new deposit, securities or commodity accounts.

Events of default under the short-term secured credit agreement include, but are not limited to, payment defaults, inaccuracy of representations or warranties, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, the award of certain monetary judgments, and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) TransAtlantic Worldwide’s failure to own, of record and beneficially, all of the equity of Amity or Petrogas; (ii) the failure by Amity or Petrogas to own or hold, directly or indirectly, all of the interests granted to them pursuant to certain hydrocarbon licenses designated in the short-term secured credit agreement; or (iii) (a) Mr. Mitchell ceases for any reason to be the chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis; provided that, if Mr. Mitchell ceases to be chairman of the our board of directors by reason of his death or disability, such event shall not constitute a matured event of default unless we have not appointed a successor reasonably acceptable to Standard Bank within 60 days of the occurrence of such event. If an event of default shall occur and be continuing, all borrowings under the short-term secured credit agreement will bear an additional interest rate of 2.0% per annum. In the case of an event of default upon bankruptcy or insolvency, all amounts payable under the short-term secured credit agreement become immediately due and payable. In the case of any other event of default, all amounts due under the short-term secured credit agreement may be accelerated by Standard Bank or the administrative agent.

At September 30, 2010, we had borrowed $30.0 million and had no availability under the short-term secured credit agreement.

Dalea Credit Agreement. On June 28, 2010, we entered into a credit agreement with Dalea, pursuant to which we could request advances denominated in U.S. Dollars from Dalea up to the aggregate principal amount of $100.0 million until September 1, 2010. The purpose of the credit agreement was (i) to fund the acquisition of all of the shares of Amity and Petrogas, and (ii) for general corporate purposes.

The aggregate unpaid principal balance, together with all accrued but unpaid interest and other costs, expenses or charges payable under the credit agreement are due and payable upon the earlier of (i) June 28, 2011 or (ii) the occurrence of an event of default and a demand for payment by Dalea. Amounts due under the credit agreement accrue interest at a rate of three-month LIBOR plus 2.50% per annum, to be adjusted monthly on the first day of each month. In addition, we are required to pay all accrued interest in arrears on the last day of each month until the date of repayment and at any time that the principal balance is due and payable. We may prepay the amounts due under the credit agreement at any time before maturity without penalty.

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

In connection with our public offering of common shares from September 30, 2010 through October 8, 2010, Dalea waived its right to be repaid from the proceeds of the offering, which would have been otherwise due to Dalea under the terms of the credit agreement.

Under the terms of the credit agreement, we were required to issue Dalea 100,000 common share purchase warrants for each $1.0 million in principal amount advanced under the credit agreement. We borrowed an aggregate of $73.0 million under the credit agreement, and on September 1, 2010, we issued 7.3 million common share purchase warrants to Dalea. The common share purchase warrants are exercisable until September 1, 2013 and have an exercise price of $6.00 per share.

At September 30, 2010, we had borrowed $73.0 million under the Dalea credit agreement. No further borrowings are permitted under the Dalea credit agreement.

Dalea Loan and Security Agreement. On June 28, 2010, Viking International entered into a loan and security agreement with Dalea, pursuant to which Viking International may request advances denominated in U.S. Dollars in multiples of $100,000 from Dalea of up to $30.0 million until December 31, 2010. The purpose of the loan and security agreement is to fund the purchase of equipment and for general corporate purposes. The initial advance under the loan and security agreement was $18.5 million and was secured by (i) the equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of, each of the foregoing. Further advances must be evidenced by a note and secured by an additional line of equipment that is acceptable to Dalea. Dalea is not obligated to make any further advances under the loan and security agreement.

The aggregate unpaid principal amount under the loan and security agreement, together with all accrued but unpaid interest and any other costs, expenses or charges under the loan agreement are due and payable to Dalea immediately upon the earlier of (i) December 31, 2010, and (ii) the occurrence of an event of default. Amounts due under the loan and security agreement accrue interest at a rate of 10% per annum. Viking International is also required to pay monthly principal payments in the amount of $833,333 together with a payment of all accrued interest in arrears on the last day of each month beginning October 31, 2010. Viking International may prepay the amounts due under the loan and security agreement at any time before maturity without premium penalty. Events of default include, but are not limited to, payment defaults, defaults in the performance of covenants under the loan and security agreement or collateral documents, material misrepresentations by Viking International, the insolvency or bankruptcy of Viking International, cross default to other indebtedness and the occurrence of a material adverse effect. If an event of default occurs and is continuing, Dalea may (i) declare the amounts due under the loan and security agreement and collateral documents to be accelerated and immediately due and payable, or (ii) take immediate possession of any collateral in satisfaction for the amounts due under the loan and security agreement and collateral documents. Following an event of default and the acceleration of indebtedness, the amounts due under the loan and security agreement will accrue interest at a rate of 15% per annum.

The loan and security agreement contains certain covenants that limit the ability of Viking International to, among other things, (i) create, incur, assume or suffer to exist any indebtedness (other than the loan agreement, indebtedness outstanding on the date of the loan agreement or, without the prior written consent of Dalea, unsecured indebtedness that exceeds $500,000 in aggregate principal amount at any time), (ii) create, incur, or assume or suffer to exist any liens on the collateral, (iii) merge, dissolve, liquidate, consolidate with or into another person or dispose of all or substantially all of Viking International’s assets, (iv) engage in any business outside the ordinary course of the business in which Viking International is currently engaged, or (v) use the proceeds of any advance for purposes other than as described in the advance request.

Viking International borrowed an aggregate of $18.5 million under the loan and security agreement and paid approximately $485,000 in interest. We repaid the loan in full on September 30, 2010 and do not plan to borrow any further amounts under the loan and security agreement.

Viking Drilling Note. On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which is comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. At September 30, 2010, the outstanding balance under this note was $9.2 million.

Viking International Equipment Loan. On July 21, 2010, Viking International entered into a secured credit agreement with a Turkish bank to fund the purchase of vehicles. At September 30, 2010, Viking International had borrowed $2.3 million under the credit agreement. The credit agreement has a term of 48 months and matures on July 20, 2014, bears interest at an annual rate of 3.84% and is secured by the vehicles purchased with the proceeds of the loan. There is no further availability under the credit agreement.

TEMI Credit Agreement. TEMI is a party to unsecured non-interest bearing stand-by credit agreements with a Turkish bank. At September 30, 2010, there were outstanding borrowings of 227,500 Turkish Lira (approximately $156,000), bank guarantees totaling 828,000 Turkish Lira (approximately $568,000) and $656,000 (approximately 956,000 Turkish Lira) of bank guarantees primarily related to TEMI’s Istanbul office lease under these lines.

Contractual Obligations

The following table presents our contractual obligations at September 30, 2010:

	Total	Payments Due by Year
		2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Accounts payable	$22,954	$22,954	$—	$—	$—	$—	$—
Loans	58,610	1,405	35,340	20,894	971	—	—
Leases	10,831	902	3,258	3,146	1,550	420	1,555
Contracts	36,605	5,655	25,950	5,000	—	—	—
Permits	13,250	2,850	6,900	3,500	—	—	—

	$142,250	$33,766	$71,448	$32,540	$2,521	$420	$1,555

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2010.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” and are prospective. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “may,” “project,” “forecast,” “estimate,” “continue,” “would,” “could” or similar words suggesting future outcomes or statements regarding an outlook. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

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

Interest Rate Risk

At September 30, 2010, our exposure to interest rate changes related primarily to borrowings under our senior secured credit facility, short-term secured credit agreement, credit agreement with Dalea and our amended and restated note with Viking Drilling. Pursuant to our senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At September 30, 2010, we had $17.0 million in outstanding borrowings under the senior secured credit facility. The interest we pay on borrowings under the senior secured credit facility is equal to three-month LIBOR plus 6.25% per annum.

Pursuant to our short-term secured credit agreement with Standard Bank, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At September 30, 2010, we had $30.0 million in outstanding borrowings under the short-term secured credit agreement. The interest we pay on borrowings under the short-term secured credit agreement is equal to LIBOR plus 3.75% per annum for interest that accrues before November 23, 2010, 4.00% for interest that accrues on or after November 23, 2010 and before February 20, 2011, and 4.25% for interest that accrues on or after February 20, 2011 and before May 25, 2011.

Pursuant to our credit agreement with Dalea, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At September 30, 2010, we had $73.0 million in outstanding borrowings under the credit agreement. The interest we pay on borrowings under this credit agreement is equal to three-month LIBOR plus 2.50% per annum.

Pursuant to our amended and restated note with Viking Drilling, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At September 30, 2010, we had $9.2 million in outstanding borrowings under this promissory note. The interest we pay on borrowings under this note is set at a floating rate of LIBOR plus 6.25% per annum.

At September 30, 2010, we had approximately $128.4 million in outstanding floating rate borrowings. A hypothetical 1% change in interest rates as of September 30, 2010 would result in an increase or decrease in our interest costs of approximately $1.3 million per year.

Commodity Price Risk

Our revenues are derived from the sale of our crude oil and natural gas production. The prices for oil and natural gas are extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions.

Pursuant to our senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA, at least one of the Borrowers is required to maintain commodity derivative contracts with Standard Bank and BNP Paribas

(Suisse) SA. In April 2010, TEMI entered into three-way collar contracts and additional costless derivative contracts with Standard Bank and BNP Paribas (Suisse) SA, which hedge the price of oil during 2010, 2011 and 2012.

We have elected not to designate our derivative financial instruments as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value on our consolidated balance sheet under either the caption “Derivative liabilities” or “Derivative assets.” For the three and nine months ended September 30, 2010, we recorded a net unrealized loss on commodity derivative contracts of approximately $3.0 million and a gain of $605,000, respectively. We were not a party to any derivative contracts for the comparable periods of 2009.

The following table sets forth our outstanding derivatives contracts with respect to future crude oil production as of September 30, 2010:

Type	Period	Quantity (Bbl/ day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
Collar	October 1, 2010 – December 31, 2010	800	$61.50	$89.13	$(26)
Collar	January 1, 2011 – December 31, 2011	700	$61.50	$102.00	(541)
Collar	January 1, 2012 – December 31, 2012	600	$61.50	$109.83	(721)

					$(1,288)

	Period	Quantity (Bbl/ day)	Collars		Additional Call	Estimated Fair Value of Liability
Type			Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)
Three-way collar contract	October 1, 2010 – December 31, 2010	240	$61.50	$100.00	$129.50	$1
Three-way collar contract	January 1, 2011 – December 31, 2011	240	$61.50	$100.00	$129.50	(11)
Three-way collar contract	January 1, 2012 – December 31, 2012	240	$61.50	$100.00	$129.50	(18)

						$(28)

Foreign Currency Risk

We are subject to changes in foreign currency exchange rates as a result of our operations in foreign countries. The assets, liabilities and results of operations of our foreign operations are measured using the functional currency of such foreign operation. Our currency exposures primarily relate to transactions denominated in the Turkish Lira, as our largest subsidiaries measure their assets, liabilities and results of operations using the Turkish Lira. We are also subject to foreign currency exposures as a result of our operations in the other foreign countries in which we operate and foreign currency fluctuations as crude oil prices received are referenced in U.S. Dollar-denominated prices.

The functional currency for each of our corporate entities in Morocco, Turkey, Canada and Romania is the local currency. As a result, translation adjustments will result from the process of translating subsidiary financial statements into the U.S. Dollar reporting currency. The balance of $22.1 million and $5.5 million recorded in other comprehensive gain (loss) in three months ended September 30, 2010 and 2009, respectively, consisted solely of foreign currency translation adjustments.

We recorded foreign currency gains and losses which result from re-measuring transactions and monetary accounts into the functional currency in earnings. As of September 30, 2010, we had 1.5 million Turkish Lira (approximately $1.0 million) in cash and cash equivalents that are re-measured into the functional currency using the period-end exchange rate, with such re-measurement gains or losses recorded in other comprehensive gain (loss). We estimate that a 10%

change in the exchange rates would impact such cash balances and our comprehensive (income) loss by approximately $200,000. Foreign currency forward contracts have not been used to manage exchange rate fluctuations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 due to the existence of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Changes in Internal Control Over Financial Reporting

On August 25, 2010, we acquired Amity and Petrogas. For purposes of determining the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting, management has excluded Amity and Petrogas from its evaluation of these matters. The acquired businesses represent approximately 23.9% of our consolidated total assets at September 30, 2010 and approximately 4.7% of our consolidated net income for the three months ended September 30, 2010.

We are in the process of implementing an enterprise resource system (the “ERP system”) to replace our legacy computer system in our Istanbul, Turkey office and are making changes to internal controls and procedures over financial reporting as the implementation progresses. Other than the changes required by the implementation of the ERP system in our Istanbul, Turkey office, there were no material changes in our internal controls over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2010, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 1A.	Risk Factors

During the third quarter of 2010, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the Risk Factors disclosed in our Quarterly Report on Form 10-Q filed on May 10, 2010, the Risk Factors disclosed in our Quarterly Report on Form 10-Q filed on August 9, 2010 and the following:

We will require significant capital to continue our operations beyond June 28, 2011.

We may not have sufficient funds to continue our operations beyond June 28, 2011, the maturity date of our credit agreement with Dalea. If we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations may be materially and adversely affected.

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

If sufficient capital resources are not available, we might be forced to cease operations entirely, curtail developmental and exploratory drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have a material adverse effect on our business, financial condition and results of operations.

We need significant amounts of cash to repay our debt. If we are unable to generate sufficient cash to repay our debt, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2010, the outstanding principal amount of our debt was $128.4 million, including $103.0 million of debt that has to be repaid or refinanced on or before June 28, 2011. We must generate sufficient amounts of cash to service and repay our debt. Our ability to generate cash will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Future borrowings may not be available to us under our senior secured credit facility or from the capital markets in amounts sufficient to pay our obligations as they mature or to fund other liquidity needs. In addition, disruptions in the credit and financial markets can constrain our access to capital and increase its cost. The inability to service, repay or refinance our indebtedness could adversely affect our business, financial condition and results of operations.

If future financing is not available to us when required, as a result of limited access to the credit or equity markets or otherwise, or is not available on acceptable terms, we may be unable to continue operations, invest needed capital for our developmental and exploratory drilling and other activities, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our senior secured credit facility, short-term secured credit agreement and credit agreement contain various covenants that limit our management’s discretion in the operation of our business and can lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA, our short-term secured credit agreement with Standard Bank, or our credit agreement with Dalea may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facility, short-term secured credit agreement and credit agreement with Dalea contain various covenants that restrict our ability to, among other things:

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

An event of default under the short-term secured credit agreement with Standard Bank includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, our bankruptcy or insolvency, the occurrence of a material adverse effect or a change in control. In the event of our bankruptcy or insolvency, all amounts payable under the short-term secured credit agreement become immediately due and payable. In the event of any other default under our short-term secured credit agreement, the lenders would be entitled to accelerate the repayment of amounts outstanding. In the event of a default under the short-term secured credit agreement, which is secured by substantially all of the assets of our wholly-owned subsidiaries, Amity and Petrogas, the lenders could proceed to foreclose against the assets securing such obligations.

An event of default under the credit agreement with Dalea includes, among other events, failure to make the payment of principal or interest when due, breach of certain covenants or conditions, the occurrence of an adverse material change in our financial condition, bankruptcy or insolvency, or a change of control. In the event of a default under the credit agreement, the lender can demand all amounts payable under the credit agreement to be immediately due and payable. In the event of bankruptcy or insolvency, all amounts payable under the credit agreement become immediately due and payable.

In the event of a default and acceleration of indebtedness under the senior secured credit facility, the short-term secured credit agreement or the credit agreement with Dalea, our business, financial condition and results of operations may be materially and adversely affected.

Difficulties in combining the operations of Amity and Petrogas with our operations may prevent us from achieving the expected benefits from the acquisition.

There are significant risks and uncertainties associated with our acquisition of Amity and Petrogas. The acquisition is expected to provide substantial benefits, including among other things, expanding on our presence in the Thrace Basin and providing additional prospective acreage for shallow gas targets as well as deeper conventional and unconventional gas. Achieving such expected benefits is subject to a number of uncertainties, including:

•	whether the operations of Amity and Petrogas are integrated with us in an efficient and effective manner;

•	difficulty transitioning customers and other business relationships to our company;

•	problems unifying management of a combined company;

•	loss of key employees from our existing or acquired businesses; and

•	increased competition from other companies seeking to expand sales and market share during the integration period.

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

We have registered for resale 42,838,451 common shares pursuant to a registration statement under the Securities Act. The ability of our shareholders to sell substantial amounts of our common shares in the public market, or upon the expiration of any statutory holding period under Rule 144 under the Securities Act, could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common shares could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Additionally, we filed a universal shelf Registration Statement on Form S-3 on June 9, 2010, registering the possible issuance and/or resale of common shares, undesignated shares, warrants and debt securities. Sales of a substantial number of our common shares, or the perception that sales could occur, could adversely affect the market price of our common shares. In addition, these sales may be dilutive to existing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

Petrol Management Services Agreement. On September 28, 2010, Viking International entered into a management services agreement with Viking Petrol Sahasi Hizmetleri A.S. (“Petrol”). Petrol is indirectly owned by Mr. Mitchell. Pursuant to the management services agreement, Viking International agreed to provide management, marketing, storage and personnel services from time to time as requested by Petrol for the operation of certain equipment owned by Petrol that is located in Turkey. Under the terms of the management services agreement, Petrol will pay Viking International for all actual costs and expenses associated with the provision of the services. In addition, Petrol will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs of employees of Viking International providing services pursuant to the management services agreement. As of September 30, 2010, there have been no services provided to Petrol pursuant to this agreement.

Maritas Management Services Agreement. On August 5, 2010, Viking International entered into an Agreement for Management Services (“Maritas Services Agreement”) with Maritas. Pursuant to the Maritas Services Agreement, Viking International agreed to provide management, marketing and personnel services from time to time as requested by Maritas for the operation of a drilling rig owned by MAANBE LLC and located in Iraq. Under the terms of the Maritas Services Agreement, Maritas will pay Viking International for all actual costs and expenses associated with the provision of the services. In addition, Maritas will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs for employees of Viking International providing services under the Maritas Services Agreement. MAANBE LLC is indirectly owned by Mr. Mitchell and his children. Mr. Mitchell indirectly owns 50% of Maritas. As of September 30, 2010, $1.1 million has been accrued for services provided to Maritas pursuant to this agreement.

Item 6.	Exhibits

2.1	Share Purchase Agreement, dated July 3, 2010, by and between TransAtlantic Worldwide, Ltd., Zorlu Enerji Elektrik Üretim A.S. and Zorlu Holding A.Ş. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2010, filed with the SEC on July 9, 2010).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3	Registration Rights Agreement, dated November 24, 2009, by and between TransAtlantic Petroleum Ltd., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2009, filed with the SEC on November 24, 2009).

10.1	Loan Agreement, dated June 28, 2010, by and between Viking International Limited and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

10.2	Credit Agreement, dated June 28, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

10.3	Credit Agreement, dated August 25, 2010, by and between TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty. Ltd. and Zorlu Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated August 24, 2010, filed with the SEC on August 30, 2010).

10.4*	Amendment to Management Service Agreement, dated August 5, 2010, by and between Viking International Limited and Viking Drilling, LLC.

10.5*	Management Services Agreement, dated August 5, 2010, by and between Viking International Limited and Maritas A.S.

10.6	Agreement for Management Services, dated September 28, 2010, by and between Viking International Limited and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2010, filed with the SEC on September 28, 2010).

10.7	Placement Agency Agreement, dated September 28, 2010, by and between TransAtlantic Petroleum Ltd., Madison Williams and Company LLC and Wunderlich Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2010, filed with the SEC on September 28, 2010).

10.8	Subscription Escrow Agreement, dated September 27, 2010, by and between TransAtlantic Petroleum Ltd., Madison Williams and Company LLC and Citibank, N.A., as escrow agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2010, filed with the SEC on September 28, 2010).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ MATTHEW MCCANN
Matthew McCann
Chief Executive Officer

By:	/S/ HILDA KOUVELIS
Hilda Kouvelis
Chief Financial Officer

Date: November 15, 2010

INDEX TO EXHIBITS

2.1	Share Purchase Agreement, dated July 3, 2010, by and between TransAtlantic Worldwide, Ltd., Zorlu Enerji Elektrik Üretim A.S. and Zorlu Holding A.Ş. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2010, filed with the SEC on July 9, 2010).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.3	Registration Rights Agreement, dated November 24, 2009, by and between TransAtlantic Petroleum Ltd., Dalea Partners, LP and Canaccord Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2009, filed with the SEC on November 24, 2009).

10.1	Loan Agreement, dated June 28, 2010, by and between Viking International Limited and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

10.2	Credit Agreement, dated June 28, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

10.3	Credit Agreement, dated August 25, 2010, by and between TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty. Ltd. and Zorlu Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated August 24, 2010, filed with the SEC on August 30, 2010).

10.4*	Amendment to Management Service Agreement, dated August 5, 2010, by and between Viking International Limited and Viking Drilling, LLC.

10.5*	Management Services Agreement, dated August 5, 2010, by and between Viking International Limited and Maritas A.S.

10.6	Agreement for Management Services, dated September 28, 2010, by and between Viking International Limited and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2010, filed with the SEC on September 28, 2010).

10.7	Placement Agency Agreement, dated September 28, 2010, by and between TransAtlantic Petroleum Ltd., Madison Williams and Company LLC and Wunderlich Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2010, filed with the SEC on September 28, 2010).

10.8	Subscription Escrow Agreement, dated September 27, 2010, by and between TransAtlantic Petroleum Ltd., Madison Williams and Company LLC and Citibank, N.A., as escrow agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2010, filed with the SEC on September 28, 2010).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.