Form 10-K
period 2010-12-31
TRANSATLANTIC PETROLEUM LTD.
filed 2011-04-21
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-34574

TRANSATLANTIC PETROLEUM LTD.

(Exact name of registrant as specified in its charter)

Bermuda	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Akmerkez B Blok Kat 5-6 Nisbetiye Caddesi 34330 Etiler, Istanbul, Turkey	None
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +90 212 317 25 00

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.01	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common shares, par value $0.01, held by nonaffiliates of the registrant, based on the last sale price of the common shares on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $482.5 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 15, 2011, there were 346,234,355 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TRANSATLANTIC PETROLEUM LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: fluctuations in and volatility of the market prices for natural gas, natural gas liquids and oil products; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; future capital requirements and availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling and operating wells; actions of third party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors; our course of action would depend upon our assessment of the future considering all information then available. In that regard, any statements as to future natural gas or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; future cash flows; uses of cash flows; collectibility of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

Glossary of selected oil and natural gas terms

The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and this Annual Report on Form 10-K.

2D seismic. Geophysical data that depict the subsurface strata in two dimensions.

3D seismic. Geophysical data that depict the subsurface strata in three dimensions. 3D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2D, or two-dimensional, seismic.

Appraisal wells. Wells drilled to convert an area or sub-region from the resource to the reserves category.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bcf. One billion cubic feet of natural gas.

Boe. Barrels of oil equivalent. Boe is not included in the DeGolyer and MacNaughton report and is derived by the Company by converting natural gas to oil in the ratio of six Mcf of natural gas to one Bbl of oil. The conversion factor is the current convention used by many oil and gas companies. Boe may be misleading, particularly if used in isolation. A Boe conversion ratio of six Mcf to one Bbl is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

Commercial well; commercially productive well. An oil and natural gas well which produces oil and natural gas in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Completion. The installation of permanent equipment for the production of oil or natural gas, or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole; dry well. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Exploitation. The continuing development of a known producing formation in a previously discovered field. To maximize the ultimate recovery of oil or natural gas from the field by development wells, secondary recovery equipment or other suitable processes and technology.

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well.

Farm-in or farm-out. An assignment of an interest in a drilling location and related acreage conditional upon the drilling of a well on that location, the completion of other work commitments related to that acreage, or some combination thereof.

Formation. A succession of sedimentary beds that were deposited under the same general geologic conditions.

Fracture stimulation. A stimulation treatment involving the fracturing of a reservoir and then injecting water, sand and chemicals, such as proppants, into the fractures under pressure to stimulate hydrocarbon production in low-permeability reservoirs.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

Initial production rate. Generally, the maximum 24 hour production volume from a well.

Mbbl. One thousand stock tank barrels.

Mboe. One thousand barrels of oil equivalent.

Mcf. One thousand cubic feet of natural gas.

Mmbbl. One million stock tank barrels.

Mmboe. One million barrels of oil equivalent.

Mmcf. One million cubic feet of natural gas.

Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

Overriding royalty interest. An interest in an oil or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

Play. A term applied to a portion of the exploration and production cycle following the identification by geologists and geophysicists of areas with potential oil and gas reserves.

Present value of estimated future net revenues or PV-10. The present value of estimated future net revenues is an estimate of future net revenues from a property at the date indicated, without giving effect to derivative financial instrument activities, after deducting production and ad valorem taxes, future capital costs, abandonment costs and operating expenses, but before deducting future federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating and capital costs at the date indicated, at its acquisition date, or as otherwise indicated. We believe that the present value of estimated future net revenues before income taxes, while not a financial measure in accordance with U.S. generally accepted accounting principles, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially.

Productive well. A productive well is a well that is not a dry well.

Proved developed reserves. Developed oil and gas reserves are reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate.

Proved reserves. Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved undeveloped reserves. Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

Recompletion. An operation within an existing well bore to make the well produce oil or gas from a different, separately producible zone other than the zone from which the well had been producing.

Reasonable certainty. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty interest. An interest in an oil or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

Shale. Fine-grained sedimentary rock composed mostly of consolidated clay or mud. Shale is the most frequently occurring sedimentary rock.

Standardized Measure of discounted future net cash flows or the Standardized Measure. Under the Standardized Measure, future cash flows for the years ended December 31, 2010 and 2009 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

Undeveloped acreage. License or lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct activities on the property and a share of production.

v

PART I

Item 1.	Business.

In this Annual Report on Form 10-K, references to “we,” “us,” “our,” or “the Company” refer to TransAtlantic Petroleum Ltd. and its subsidiaries on a consolidated basis. Unless stated otherwise, all sums of money stated in this Form 10-K are expressed in U.S. Dollars.

Development of Our Business

We are a vertically integrated, international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Bulgaria and Romania. We own our own drilling rigs and oilfield service equipment, which we use to develop our properties in Turkey and Morocco. In addition, our drilling services business provides oilfield services and drilling services to third parties in Turkey and Iraq. As of April 1, 2011, approximately 44.2% of our outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the chairman of our board of directors.

Strategic Transformation

In 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. To execute this strategy, we entered into the following transactions:

•

in December 2008, we acquired Longe Energy Limited (“Longe”) from Longfellow Energy, LP (“Longfellow”) in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants to Longfellow. At the time of the acquisition, Longe’s assets included drilling rigs and equipment as well as interests in the Tselfat and Guercif exploration permits in Morocco. Immediately after the Longe acquisition, we purchased an additional $8.3 million in drilling and service equipment, tubulars and supplies from Viking Drilling, LLC (“Viking Drilling”). Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Dalea Partners, LP (“Dalea”) owns 85% of Viking Drilling. Mr. Mitchell and his wife own 100% of Dalea. In addition, Mr. Mitchell is a partner of Dalea and a manager of Dalea Management, LLC, the general partner of Dalea.

•

in March 2009, we acquired Incremental Petroleum Limited, now called Incremental Petroleum Pty Ltd (“Incremental”), for total consideration of $54.9 million. The acquisition of Incremental expanded our rig fleet and increased our workforce of field staff, engineers and geologists in Turkey. At the time of the acquisition, Incremental’s Turkish properties included the producing Selmo oil field, a 55% interest in the Edirne gas field and additional exploration acreage.

•

in July 2009, we acquired Energy Operations Turkey, LLC, now called Talon Exploration, Ltd. (“Talon”), for total cash consideration of $7.7 million. At the time of the acquisition, Talon’s assets included a 50% interest in the producing Arpatepe oil field and additional exploration acreage, inventory and seismic data.

•

in August 2010, we acquired Amity Oil International Pty Ltd (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) for total cash consideration of $96.5 million. At the time of the acquisition, Amity’s and Petrogas’ Turkish properties included a producing gas field, completed gas wells awaiting connection to a pipeline and additional exploration acreage and equipment.

•

in February 2011, we acquired Direct Petroleum Morocco, Inc. (“Direct Morocco”), Anschutz Morocco Corporation (“Anschutz”) and Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”) for cash consideration of $2.0 million and the issuance of 8,924,478 common shares, for total consideration of $30.0 million. At the time of the acquisition, Direct Morocco and Anschutz owned a 50% working interest in the Ouezzane-Tissa and Asilah exploration permits in Morocco and Direct Bulgaria owned 100% of the working interests in the A-Lovech and Aglen exploration permits in Bulgaria.

Drilling Services Business

Beginning with the acquisition of Longe in 2008, we have established a significant and comprehensive drilling services business. As of December 31, 2010, we owned six drilling rigs and four workover and completion rigs in Turkey, and we owned two drilling rigs in Morocco. In addition, we managed one drilling rig in Turkey for Viking Drilling and one drilling rig in Iraq for Maritas A.Ş. (“Maritas”) pursuant to management services agreements. We believe that ownership of our own drilling rigs and service equipment will enable us to lower drilling and operating costs over the long term and control the timing of the development of our properties, thereby providing a competitive advantage.

In 2010, we expanded our drilling services activities, particularly in Turkey, to include products and services used to drill and evaluate oil and natural gas wells. Through our wholly-owned subsidiary, Viking International Limited (“Viking International”), we provide the following oilfield services: wireline, pressure pumping (including fracture stimulation, acid stimulation and cementing), construction (including location building, road building and pipeline construction), rental tools and underbalanced drilling, pulling units, drilling fluids, inventory, yards and trucking, and mudlogging.

Through Viking International, we are able to provide a full range of services and materials to our exploration and production business, reducing costs over the long term and the need to rely on third party service providers. In addition, when our drilling rigs and equipment are not operating on our properties, we can use them to provide drilling and oilfield services to third parties in Turkey and northern Iraq. Viking International is aggressively pursuing third party work to generate additional returns on our capital investment. Viking International is not currently active in Bulgaria or Romania. During 2010, Viking International generated revenues of approximately $7.3 million from providing oilfield services to third parties in Turkey and the Kurdistan region of northern Iraq.

Through our wholly-owned subsidiary, Viking Geophysical Services, Ltd. (“Viking Geophysical”), we operate two seismic data acquisition crews with equipment capable of acquiring 2D, 3D and microseismic data. In 2010, our seismic crews acquired 774 kilometers of 2D seismic data, of which 262 kilometers were acquired for third parties, and 791 square kilometers of 3D seismic data, of which 365 square kilometers were acquired for third parties. During 2010, Viking Geophysical generated revenues of approximately $8.4 million from providing seismic services to third parties in Turkey.

Application of Modern Drilling and Completion Techniques in Turkey

Historically, the oil and gas exploration and production industry in Turkey has not used modern drilling and completion techniques. One of our strategies is to apply these modern techniques to our properties in Turkey. To implement this strategy, we began to drill wells using polycrystalline diamond compact bits and downhole motors and to utilize underbalanced drilling equipment. These technologies increase the speed at which wells can be drilled and in many cases reduce the cost of drilling wells. In addition, we have employed modern acid stimulation techniques and modern fracture stimulation techniques. Generally, acid stimulation removes damage near the wellbore caused by the invasion of drilling fluids and can make certain reservoirs, such as the carbonate reservoirs in the Selmo oil field, more productive. Fracture stimulation involves fracturing the reservoir and pumping proppants into the fractures to increase the flow of oil or natural gas from the wellbore. In North America, many reservoirs are routinely fracture stimulated and would not produce oil or natural gas on a commercial basis without fracture stimulation. In the fourth quarter of 2010, we began the first fracture stimulations of natural gas wells in the Thrace Basin in northwestern Turkey. We plan to continue our fracture stimulation program in the Thrace Basin and are considering the use of fracture stimulation for our wells in Bulgaria and Romania. We anticipate that employing fracture stimulation techniques will result in the commercial development of natural gas reserves that would have not been commercial otherwise.

Recent Developments

During 2010 and the first quarter of 2011, we completed the following material acquisitions, financings and operations:

Commencement of Edirne Gas Sales. On April 8, 2010, we commenced natural gas sales from our Edirne gas field in northwestern Turkey. AKSA Dogolgaz Toptan Satis A.Ş. (“AKSA”), a natural gas distributor in Turkey, purchases all of our natural gas production from the Edirne field at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ Petroleum Pipeline Corporation (“BOTAŞ”), the state-owned crude oil and natural gas pipelines and trading company in Turkey.

TPAO Memorandum of Understanding. On April 9, 2010, we entered into a memorandum of understanding with Turkiye Petrolleri Anonim Ortakligi (“TPAO”), a Turkish government-owned oil and gas company, to explore for unconventional resources in Turkey. In the initial phase of the agreement, we will participate in two licenses, one in the Thrace Basin and one in southeastern Turkey, and will re-enter a total of four wells and drill a total of four wells. These wells will target tight sand and shale formations that do not produce under normal conditions.

Successful Completion of Bakuk-101 Well. During April and May 2010, with our partner and operator, Tiway Turkey, Ltd. (“Tiway”), we drilled a successful natural gas well, the Bakuk-101, with potential production of up to 10.0 Mmcf of natural gas per day. The Bakuk-101 well is located on License 4069, which is located in southeastern Turkey near the Syrian border. In November 2010, we re-entered the Bakuk-2 well, which failed to establish an oil leg in the reservoir. We have completed construction of a 23 kilometer, 6-inch pipeline from the Bakuk-101 well to an existing pipeline to the south and expect to begin limited natural gas sales in the second quarter of 2011. We are now evaluating options for further appraisal of the reservoir. As a result of drilling the Bakuk-101 well, we earned a 50% working interest in the Bakuk licenses.

Dalea Credit Agreement. On June 28, 2010, our wholly-owned subsidiary, TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”) entered into a credit agreement with Dalea for the purpose of funding the acquisition of all of the shares of Amity and Petrogas and for general corporate purposes. The amounts due under the credit agreement accrue interest at a rate of three-month LIBOR plus 2.50% per annum. The Company borrowed an aggregate of $73.0 million under the credit agreement and used the proceeds to finance a portion of the purchase price of the shares of Amity and Petrogas.

Short-Term Secured Credit Agreement. On August 25, 2010, TransAtlantic Worldwide, entered into a $30.0 million short-term secured credit agreement with Standard Bank, Plc (“Standard Bank”). We borrowed $30.0 million under the short-term secured credit agreement and used the proceeds to finance a portion of the purchase price for the shares of Amity and Petrogas. See “Liquidity and Capital Resources—Short-Term Secured Credit Agreement.”

Completion of Amity and Petrogas Acquisition. On August 25, 2010, TransAtlantic Worldwide acquired all of the shares of Amity and Petrogas for total cash consideration of $96.5 million. Through the acquisition of Amity and Petrogas, we acquired interests ranging from 50% to 100% of eighteen exploration licenses and one production lease, consisting of approximately 1.3 million gross acres (1.0 million net acres) in the Thrace Basin and 730,000 gross and net acres in central Turkey, and equipment. With the completion of the acquisition, we added approximately 7.0 Mmcf of natural gas production per day in the Thrace Basin and approximately 10.0 Mmcf of natural gas production per day in completed gas wells in the Thrace Basin awaiting connection to a pipeline. We funded $66.5 million of the purchase price from borrowings under our credit agreement with Dalea and $30.0 million of the purchase price from borrowings under our short-term secured credit agreement with Standard Bank.

Sale of Common Shares. From September 30, 2010 through October 8, 2010, we closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per share, raising gross proceeds of $85.0 million. Of the 30,357,143 common shares sold, we offered and sold 1,788,643 common shares to Dalea. The net proceeds from the offering, after deducting the placement agency fee and estimated offering expenses, were approximately $80.6 million. We used $19.0 million of the net proceeds to pay off the principal amount and accrued interest under the loan and security agreement between Viking International and Dalea, and we used the remainder of the net proceeds for general corporate purposes.

Pinnacle Turkey and TBNG Option Agreement. On November 8, 2010, TransAtlantic Worldwide entered into an option agreement with Mustapha Mehmet Corporation (“MMC”) regarding the purchase of all of the shares of Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) and Pinnacle Turkey, Inc. (“Pinnacle”). Pursuant to the option agreement, TransAtlantic Worldwide paid MMC an option fee of $10.0 million and had until February 11, 2011 to exercise the option to acquire all of the shares of TBNG and Pinnacle. On February 10, 2011, TransAtlantic Worldwide exercised its option under the option agreement.

On a combined basis, TBNG and Pinnacle currently produce approximately 25.0 Mmcf of natural gas per day and hold interests in a total of approximately 600,000 net onshore acres in Turkey. TBNG and Pinnacle sell their natural gas production through a wholly-owned pipeline distribution system.

Upon the closing of the transactions contemplated by the option agreement, TransAtlantic Worldwide or its affiliates or assigns would acquire all of the shares of TBNG and Pinnacle in consideration for (i) $100.0 million in cash, (ii) the issuance of 18.5 million of our common shares pursuant to a private placement, and (iii) the transfer of certain overriding royalty interests (ranging from 1% to 2.5% of the working interests owned by TBNG and Pinnacle on specified exploration licenses) to an affiliate of MMC. At closing, the $10.0 million option fee will be credited towards the cash purchase price. According to the terms of the option agreement, TransAtlantic Worldwide has the ability to transfer its rights to acquire all of the shares of TBNG and/or Pinnacle to an affiliate or a newly formed entity that is formed for the purpose of acquiring the shares. The closing of the TBNG and Pinnacle acquisition is subject to regulatory approval, stock exchange approval and customary closing conditions, and there is no assurance the transaction will close.

TransAtlantic Worldwide intends to seek a total of $100.0 million from third party investors to fund the cash portion of the purchase price. At the time of closing, Pinnacle would own a 65% working interest in five onshore exploration licenses in the Thrace Basin and a 25% working interest in three shelf and five offshore licenses in the Sea of Marmara. Pinnacle would also own a 37.5% working interest in five exploration licenses in the Gaziantep area in southeastern Turkey. At the time of closing, TBNG would own the other 35% working interest in the five onshore licenses, 100% of the working interest in four production leases in the Thrace Basin, a 25% working interest in three shelf and five offshore licenses in the Sea of Marmara, drilling rigs and equipment. TBNG would remain the operator of the TBNG and Pinnacle licenses and production leases.

Valeura Energy Letter Agreement. On February 9, 2011, we entered into a letter agreement with Valeura Energy Inc. (“VEI”), whereby VEI offered to acquire 61.54% of the shares of Pinnacle and certain interests from Pinnacle and TBNG in certain exploration licenses and production leases on properties in the Thrace Basin and Gaziantep areas of Turkey, together with associated assets. VEI’s acquisition of these assets would have an effective date of October 1, 2010. Under the letter agreement, VEI would provide approximately $61.5 million in funding to acquire 61.54% of the shares of Pinnacle and certain assets.

Under the letter agreement, the parties agreed to negotiate in good faith the terms of certain definitive agreements, including agreements to transfer 61.54% of the shares of Pinnacle and certain assets, and to use reasonable commercial efforts to finalize the definitive agreements no later than April 25, 2011. If any of the conditions precedent of the letter agreement are not satisfied before closing or if closing has not occurred by July 11, 2011, any party is entitled to terminate its obligations under the letter agreement. If VEI’s acquisition of the interests in Pinnacle does not proceed as a result of a material breach by TransAtlantic Worldwide, us or VEI of the letter agreement, a material breach by TransAtlantic Worldwide of the TBNG option agreement or a material breach by TransAtlantic Worldwide or VEI of certain other agreements entered into in contemplation of the acquisition of TBNG and Pinnacle, the breaching party shall be liable to the non-breaching party for all direct damages, costs and expenses suffered by the non-breaching party as a direct result thereof, up to a maximum of $9.2 million.

Direct Petroleum Acquisition. On February 18, 2011, TransAtlantic Worldwide acquired Direct Morocco and Anschutz, and our wholly-owned subsidiary, TransAtlantic Petroleum Cyprus Limited (“TransAtlantic Cyprus”), acquired Direct Bulgaria. In addition, TransAtlantic Worldwide purchased from the seller, Direct Petroleum Exploration, Inc. (“Direct”), all of Direct’s right, title and interest in the amounts due to Direct by each of Direct Morocco, Anschutz and Direct Bulgaria. As consideration for the acquisition, TransAtlantic Worldwide paid $2.0 million in cash to Direct, and we issued 8,924,478 of our common shares to Direct in a private placement, for total consideration of $30.0 million. In addition, if certain post-closing milestones are achieved, we will issue additional consideration to Direct equal to: (i) $6.0 million worth of our common shares if the GRB-1 well in Morocco is a commercial success; (ii) $10.0 million worth of our common shares if the Deventci-R2 well in Bulgaria is a commercial success; and (iii) $10.0 million worth of our common shares if Direct Bulgaria receives a production concession for a specified area in Turkey.

In connection with the acquisition, we entered into a registration rights agreement whereby Direct is entitled to certain piggyback registration rights for the common shares issued to Direct, including any common shares issued to Direct as part of the additional consideration, for a period of six months following the date of issuance to Direct. The piggyback registration rights permit Direct to elect to have the common shares included in a registration statement filed by us, subject to the limitations and conditions set forth in the registration rights agreement.

At the time of closing, Direct Morocco and Anschutz owned a 50% working interest in the Ouezzane-Tissa and Asilah exploration permits, which cover an aggregate of approximately 2,356,000 acres (9,533 square kilometers) in northern Morocco. As a result of the acquisition, we own 100% of those exploration permits. Direct Bulgaria owns 100% of the working interests in the A-Lovech exploration permit and the Aglen exploration permit, subject to a 3% and a 1% overriding royalty interest, respectively, which cover an aggregate of approximately 600,000 acres (2,288 square kilometers) in northwestern Bulgaria. The A-Lovech permit contains the Deventci-R1 well, which discovered a reservoir in the Jurassic Orzirovo formation at a depth of approximately 4,200 meters. The well is currently producing approximately 250 Mcf of natural gas per day, on a limited test basis. We plan to appraise this discovery by drilling a second well, the Deventci-R2 well, on the A-Lovech exploration permit in 2011.

The A-Lovech exploration permit is also estimated to contain over 300,000 acres prospective for Etropole shale (at a depth of approximately 3,800 meters), which was recently certified as a geologic discovery by the Bulgarian government. We anticipate coring the Etropole shale interval, which will enhance the technical understanding of the potential of this shale play. The third established prospective area is a deep gas field on the Aglen exploration permit that produced approximately 9.0 Bcf of natural gas before being abandoned in the late 1990s.

Exploration, Development and Production

Turkey Exploration and Production. We began 2010 with interests in 25 onshore exploration licenses and one onshore production lease in Turkey. As of April 1, 2011, we held interests in 56 onshore exploration licenses and three onshore production leases covering a total of 6.4 million gross acres (6.0 million net acres) in Turkey.

Thrace Basin. Through the Amity and Petrogas acquisition in August 2010, we acquired a 100% working interest in the Alpullu production lease in the Thrace Basin in northwestern Turkey, a 50% working interest in the Gocerler production lease in the Thrace Basin and additional exploration licenses in the Thrace Basin and in southern Turkey. Zorlu Dogal Gaz Ithalat Ihracat ve Toptan Ticaret A.S. (“Zorlu”), a privately owned natural gas distributor in Turkey, purchases substantially all of our natural gas production from the Alpullu field at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ. At the time of closing, natural gas production from the acquired properties was approximately 7.0 Mmcf per day net to our interest. In addition, there were wells capable of producing an additional 10.0 Mmcf of natural gas per day net to our interest upon connection to a pipeline. We are constructing a 20 kilometer, 10-inch pipeline to carry natural gas from the Alpullu gas field in the Thrace Basin to an existing pipeline. We expect to place all wells in production in the second quarter of 2011.

In April 2010, we commenced natural gas sales from our Edirne gas field, which we acquired through the Incremental acquisition in 2009. AKSA purchases all of our natural gas production from the Edirne field at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ.

For 2010, our net production of natural gas in the Thrace Basin, after royalties, was 1,707 Mmcf. For the fourth quarter of 2010, our net production of natural gas in the Thrace Basin, after royalties, was 887 Mmcf, or approximately 9,642 Mcf per day. We currently have 37 producing wells in the Thrace Basin, and we plan to drill between 30 and 40 new wells on our Thrace Basin licenses in 2011.

Southeastern Turkey. Through the Incremental acquisition in 2009, we acquired a 100% working interest in the Selmo production lease in southeastern Turkey. For 2010, our net production of crude oil in the Selmo field, after royalties, was approximately 631,000 Bbls of crude oil at an average rate of approximately 1,700 Bbls per day. Substantially all of our crude oil production is currently concentrated in the Selmo field. TPAO, a Turkish government-owned oil and gas company, and Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchase all of our crude oil production from the Selmo field. We currently have 39 producing wells in the Selmo field, and we plan to drill and complete at least 24 wells at Selmo in 2011. Production of oil from Selmo for the month of March 2011 averaged 2,833 Bbls per day, before royalties.

Through the Talon acquisition in July 2009, we acquired a 50% working interest in the producing Arpatepe exploration license. For 2010, our net production of crude oil in the Arpatepe field, after royalties, was approximately 58,700 Bbls at an average rate of approximately 160 Bbls per day. We currently have three producing wells in the Arpatepe field, and we plan to drill up to five additional wells at Arpatepe in 2011.

In May 2010, we acquired a 50% working interest in the Bakuk licenses in southeastern Turkey by drilling the Bakuk-101 well. The Bakuk-101 well was successful, with potential production of up to 10.0 Mmcf of natural gas per day. In November 2010, we re-entered the Bakuk-2 well, which failed to establish an oil leg in the reservoir. We have completed construction of a 23 kilometer, 6-inch pipeline from the Bakuk-101 well to an existing pipeline to the south and expect to begin limited natural gas sales in the second quarter of 2011.

Turkey Development. We also have substantial exploration acreage in Turkey. In April 2010, we entered into a memorandum of understanding with TPAO to explore for unconventional resources in Turkey. In the initial phase of the agreement, we will participate in two licenses, one in the Thrace Basin and one in southeastern Turkey, and will re-enter a total of four wells and drill a total of four wells. These wells will target tight sand and shale formations that do not produce under normal conditions.

In March 2010, we entered into a farm-in agreement with TBNG to acquire a 50% interest in five Gaziantep licenses in south-central Turkey. To earn that interest, we will pay 62.5% of total drilling and seismic costs until 12.5% of total drilling and seismic costs paid equals $750,000. Thereafter, we will pay 50% of drilling and seismic costs incurred. We expect to terminate this farm-in agreement upon our acquisition of TBNG, which is expected to occur in the second quarter of 2011.

Through the Incremental acquisition in 2009, we acquired the six Tuz Golu and two Haymana exploration licenses in central Turkey and the four Midyat licenses in southeastern Turkey. We have also expanded our portfolio of properties in Turkey by applying for licenses directly with the Turkish General Directorate for Petroleum Affairs (“GDPA”). In 2009, we were awarded eight Malatya licenses. In 2010, we were awarded the Alpullu exploration license, the Bakuk East license, six Tuz Golu South licenses and thirteen Sivas Basin licenses. Each of these licenses was awarded to us based on an approved work program.

Morocco Exploration and Development. As of April 1, 2011, we owned interests in eight onshore exploration permits in northern Morocco. We are the operator and 100% working interest owner in the Tselfat exploration permit (subject to a 25% participation interest by the national oil company of Morocco, Office of National des Hydrocarbures et des Mines (“ONHYM”) once production is achieved), which was awarded to us in May 2006. As part of our recent extension of the license period, in January 2011 we relinquished 45% of our Tselfat exploration permit acreage. The Tselfat exploration permit covers three existing fields; Haricha, Brou Draa and Tselfat. In 2009, we drilled the HR-33 bis well in the Haricha field to help assess whether there is the opportunity for redevelopment of the previously produced but abandoned Haricha field. We have put the HR-33 bis well on an extended production test to determine its commerciality. We commenced crude oil production in January 2011. The crude oil produced during the test is trucked approximately 200 kilometers to a refinery operated by Société Anonyme Marocaine de I’Industrie de Raffinage (“SAMIR”) in Mohammedia, Morocco. If testing confirms the commerciality of the HR-33 bis well, we plan to delineate the oil field and apply for an exploitation concession. In 2010, we drilled the BTK-1 well and the GUW-1 well, which have both been plugged and abandoned after failing to discover hydrocarbons in commercial quantities. We plan to drill three exploration wells to a depth of at least 1,500 meters on the Tselfat exploration permit in 2011.

We are the operator and 100% working interest owner in the two Asilah exploration permits (subject to a 25% participation interest by ONHYM once production is achieved). In December 2010, we commenced drilling the GRB-1 well, which reached total depth in March 2011. The GRB-1 well targeted tertiary-aged reservoirs, and in 2011, we plan to test numerous intervals that had gas shows while drilling.

We are the operator and 100% working interest owner in five Ouezzane-Tissa exploration permits. In 2010, we drilled at our cost three wells on the Ouezzane-Tissa exploration permits. The first well, the OZW-1 well, encountered an extremely high pressure water zone near 9,000 feet which we could not drill through and was plugged and abandoned. We drilled the second well, the HKE-1 well, which did not reach target depth and was plugged and abandoned. The third well, the HKE-1 bis well, did not discover hydrocarbons in commercial quantities, and is being plugged and abandoned. We plan to relinquish the Ouezzane-Tissa exploration permits in 2011, and upon ONHYM’s acceptance of our final report, we expect to have $3.0 million in work commitment bank guarantees returned to us.

We were awarded two Guercif exploration permits in January 2008. We are the operator and 80% working owner of the Guercif permits. As part of our Guercif work program, we re-entered, logged and tested the MSD-1 well, which we completed as a dry hole in the fourth quarter of 2008. The logs and test failed to establish the presence of hydrocarbons. In December 2010, we abandoned our interests in the Guercif exploration permits. As part of our agreement with ONHYM for the abandonment of the Guercif exploration permits, we transferred an obligation to drill one well from the Guercif exploration permits to the Tselfat exploration permit. Upon ONHYM’s acceptance of our final report, we expect to have $2.0 million in work commitment bank guarantees returned to us.

Bulgaria Exploration and Development. As of April 1, 2011, we owned interests in two onshore exploration permits in Bulgaria. We have a 100% working interest in the A-Lovech and Aglen exploration permits, subject to 3% and 1% overriding royalty interests, respectively, in northwestern Bulgaria. The A-Lovech permit contains the Deventci-R1 well, which discovered a reservoir in the Jurassic Orzirovo formation at a depth of approximately 4,200 meters. The well is currently producing approximately 250 Mcf of natural gas per day on a limited test basis, which is sold to a compressed natural gas facility adjacent to the Deventci-R1 well. We plan to appraise this discovery by drilling a second well, the Deventci-R2 well, on the A-Lovech permit in 2011. We have submitted an application for a production concession covering approximately 160,000 acres of the A-Lovech permit.

The A-Lovech permit is also estimated to contain over 300,000 acres prospective for Etropole shale (at a depth of approximately 3,800 meters), which was recently certified as a geologic discovery by the Bulgarian government. We anticipate coring the Etropole shale interval, which will enhance the technical understanding of the potential of this shale play.

Romania Exploration and Development. As of April 1, 2011, we owned an interest in an onshore production license in Romania. In June 2009, we entered into an agreement with Sterling Resources Ltd. (“Sterling”) to farm-in to Sterling’s Sud Craiova Block E III-7 in western Romania. In exchange for a 50% working interest, we agreed to drill three exploration wells on the Sud Craiova license, each to a depth of approximately 3,280 feet (1,000 meters). We drilled three wells at our cost on the Sud Craiova license in 2009 and 2010, all of which have been plugged and abandoned for failing to discover hydrocarbons in commercial quantities. We are currently reprocessing seismic data previously shot over the Sud Craiova license and plan to drill an exploration well to test the Silurian-aged shale formations at a depth of approximately 4,200 meters. Sterling is the operator of the Sud Craiova license.

In February 2006, we were awarded the Izvoru, Vanatori and Marsa production licenses. We drilled a total of five wells on these licenses in 2009 and 2010, all of which were plugged and abandoned after failing to discover hydrocarbons in commercial quantities. In December 2010, we relinquished our interests in each of these three licenses.

Drilling Services Business

At December 31, 2010, we owned six drilling rigs and four workover and completion rigs in Turkey, and we owned two drilling rigs in Morocco. In addition, we managed one drilling rig in Turkey for Viking Drilling and one drilling rig in Iraq for Maritas pursuant to management services agreements. We believe that ownership of our own drilling rigs and service equipment will enable us to lower drilling and operating costs over the long term and control the timing of the development of our properties, thereby providing a competitive advantage.

In 2010, we expanded our drilling services activities, particularly in Turkey, to include products and services used to drill and evaluate oil and natural gas wells. Through Viking International, we provide the following oilfield services: wireline, pressure pumping (including fracture stimulation, acid stimulation and cementing), construction (including location building, road building and pipeline construction), rental tools and underbalanced drilling, pulling units, drilling fluids, inventory, yards and trucking, and mudlogging.

Through Viking International, we are able to provide a full range of services to our exploration and production business, reducing costs and the need to rely on third party service providers. In addition, when our drilling rigs and equipment are not operating on our properties, we can use them to provide drilling and oilfield services to third parties. Viking International is aggressively pursuing third party work to generate additional returns on our capital investment. Viking International is not currently active in Bulgaria or Romania. During 2010, Viking International generated revenues of approximately $7.3 million from providing oilfield services to third parties in Turkey and the Kurdistan region of northern Iraq.

Through Viking Geophysical, we operate two seismic data acquisition crews with equipment capable of acquiring 2D, 3D and microseismic data. In 2010, our seismic crews acquired 774 kilometers of 2D seismic data, of which 262 kilometers were acquired for third parties, and 791 square kilometers of 3D seismic data, of which 365 square kilometers were acquired for third parties. During 2010, Viking Geophysical generated revenues of approximately $8.4 million from providing seismic services to third parties in Turkey.

Planned 2011 Operations

We continue to actively explore and develop our existing oil and gas properties in Turkey, Morocco and Bulgaria and evaluate the opportunities for further activities in Romania. Our success will depend in part on discovering additional hydrocarbons in commercial quantities and then bringing these discoveries into production. In 2011, we are focused on accomplishing the following objectives:

•

Increasing Production. Our goal is to achieve a production rate of 10,000 Boe per day in Turkey by the end of 2011. We plan to increase our crude oil and natural gas production in Turkey through continuous drilling in Selmo and the Thrace Basin, the completion of pipelines to bring shut-in gas to market, the application of modern well stimulation techniques such as gelled acidizing and fracture stimulation, and the introduction of directional drilling.

•

Securing Partners to Reduce Exploration Risk. We are actively seeking partners for our exploration acreage in Turkey, Morocco, Bulgaria and Romania. Through farm-outs, we expect to reduce our exploration risk and accelerate the exploration and development activities on the farmed-out properties. We have begun consolidating and analyzing well data and seismic data for our properties in Bulgaria and our exploration acreage in Turkey. It is our intention to remain as operator in the properties that we farm out.

•

Integrating Acquisitions. We expect to complete the acquisition of TBNG and Pinnacle in the second quarter of 2011, which will bring additional acreage, production, personnel and equipment into our Turkey operations. We will continue to integrate the recent acquisitions of Amity, Petrogas and Direct Bulgaria.

Capital expenditures for 2011 are expected to range between $125.0 million and $150.0 million. Approximately 50% of these anticipated expenditures will occur in the Thrace Basin in Turkey, devoted to developing conventional and unconventional natural gas production, building infrastructure and acquiring seismic data. Approximately 35% of these anticipated expenditures will occur in southeastern Turkey, devoted to developing crude oil production at Selmo and Arpatepe and drilling exploratory wells on various licenses. The balance of the estimated budget is divided between exploration activities in Morocco and Romania. We are seeking a joint venture partner to fund our anticipated capital expenditures in Bulgaria in 2011. If cash on hand, borrowings from our senior secured credit facility and cash flow from operations are not sufficient to fund our capital expenditures, then we will either curtail our discretionary capital expenditures or seek other funding sources. We currently plan to execute the following drilling and exploration activities in 2011:

Turkey. We plan to drill approximately 90-100 wells during 2011, including wells to be drilled on acreage held by TBNG, which we expect to acquire in the second quarter of 2011. If we do not complete the acquisition of TBNG, the number of wells we expect to drill in 2011 may change. We also plan to construct the infrastructure necessary to produce and sell oil and natural gas from the productive wells we drill.

Morocco. On our Tselfat exploration permit, we are currently producing oil from the HR-33 bis well on an extended production test to determine if the well is commercially viable. If testing confirms the HR-33 bis well as a commercial well, we plan to delineate the oil field, apply for an exploitation concession and drill at least one additional well in the Haricha field. We also plan to drill the TKN-1 well to test another 3D seismic prospect that is similar to the Haricha field. If the TKN-1 well is a commercial well, we would likely drill an additional appraisal well. We plan to drill three exploration wells to a depth of at least 1,500 meters on the Tselfat exploration permit in 2011. On our Asilah exploration permit, we are planning to test the recently to completed the GRB-1 well, which had substantial gas shows during drilling. If that well is completed as a commercial well, we would likely drill additional appraisal wells and develop plans to commercialize those wells.

Bulgaria. We plan to drill the Deventci-R2 well on the A-Lovech exploration permit to appraise the Deventci-R1 well gas discovery. While drilling the appraisal well on the A-Lovech permit, we plan to test the productivity of the Etropole shale interval. We may also drill an additional appraisal well on the Aglen exploration permit. If the appraisal well on the Aglen permit is successful, we anticipate planning the construction of a pipeline to connect the Deventci wells to a natural gas pipeline to the south. We are seeking to enter into a joint venture where the joint venture partner would carry us in the capital expenditures incurred in Bulgaria in 2011.

Romania. We plan to drill an exploration well to test the Silurian-aged shale formations present on the Sud Craiova license. We may also drill an exploration well to test the Coyote oil prospect on the southeastern portion of the Sud Craiova license.

Drilling Services Business. We plan to continue to increase drilling services revenues by providing drilling services and seismic acquisition services to third parties in Turkey and northern Iraq.

Principal Capital Expenditures and Divestitures

The following table sets forth our principal capital expenditures during 2010 (in thousands of dollars):

Expenditure Type	Year Ended December 31, 2010
Oil and gas properties	$53,766
Drilling services and other equipment	58,817

Subtotal	112,583

Acquisition of Amity and Petrogas, net of cash received	96,248

Total capital expenditures	$208,831

There were no capital divestitures during 2010.

Principal Markets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), we have two reportable operating segments, exploration and production of oil and natural gas (“E&P”) and drilling services, and three reportable geographic segments: Romania, Turkey and Morocco. For financial information about our operating segments and geographic areas, refer to “Note 14—Segment information” to our consolidated financial statements.

Customers

During 2010, substantially all of our crude oil production was concentrated in the Selmo field in Turkey. TPAO, a Turkish government-owned oil and gas company, and TUPRAS, a privately-owned oil refinery in Turkey, purchase all of our crude oil production from the Selmo field. During 2010, we sold $48.0 million of crude oil to TPAO and TUPRAS, representing 56.1% of our total revenues. We sell our crude oil to TPAO and TUPRAS pursuant to two separate agreements.

Our wholly-owned subsidiary, TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”), entered into a domestic crude oil purchase and sale agreement with TUPRAS, effective as of January 26, 2009. Under the purchase and sale agreement, TUPRAS purchases crude oil produced by TEMI and delivered to TEMI’s BOTAŞ/Batman tanks and to the BOTAŞ/Dörtyol plant. The price of the crude oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. The purchase and sale agreement had an initial one year term, which automatically renews thereafter for successive one-year terms unless earlier terminated in writing by either party.

TEMI also entered into a domestic crude oil swap agreement with TPAO, effective as of January 1, 2010. Under the swap agreement, TPAO purchases crude oil produced by TEMI from the Selmo oil field. The swap agreement requires TEMI to deliver oil in-kind for the royalties due to the Republic of Turkey. In addition, the swap agreement required TEMI to pay 3% of the insurance amount paid by TPAO to cover transportation of crude oil. Pricing of the crude oil delivered pursuant to the swap agreement is determined by a pricing formula provided under Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. The swap agreement had an initial one year term, which automatically renews thereafter for successive one-year terms unless earlier terminated in writing by either party.

During 2010, substantially all of our natural gas production was concentrated in the Edirne and Alpullu gas fields in the Thrace Basin in northwestern Turkey. AKSA, a natural gas distributor in Turkey, purchases all of our natural gas production from the Edirne field at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ. Zorlu, a privately owned natural gas distributor in Turkey, purchases substantially all of our natural gas production from the Alpullu field that we operate at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ.

Competition

Exploration, Development and Production. We operate in the highly competitive areas of oil and gas exploration, development, production and acquisition with a substantial number of other companies, including U.S.-based and international companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and gas companies in each of the following areas:

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

Drilling Services Business. We operate in the competitive area of drilling services in Turkey, with a number of other U.S.-based, international and government owned companies. We face competition from large international companies, including Schlumberger N.V. and Halliburton Company, in providing modern stimulation and completion techniques in Turkey. We also face competition for providing conventional drilling services in Turkey from U.S.-based, international and government owned companies, including TPAO, Aladdin Middle East, Ltd. (“Aladdin”) and Perenco. We face intense competition from other drilling services providers in the areas of technological innovation, the quality of services provided and in price differentiation.

Many of our competitors in drilling services have substantially greater financial, managerial, technological and other resources than we do. These companies are able to pay more for technological innovations and may be able to implement new technologies more rapidly than we can. In addition, these companies may be able to offer a larger variety of services at lower prices. Our ability to provide drilling services in the future will depend upon our ability to successfully implement advanced technologies, provide quality services and offer competitive prices in this competitive environment.

Governmental Regulations

Government Regulation. Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations governing exploration, development, production, exports, taxes, labor laws and standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

•

the risk of expropriation, nationalization, war, revolution, political instability, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

•	the risk of not being able to procure residency and work permits for our expatriate personnel;

•	taxation policies, including royalty and tax increases and retroactive tax claims;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

•	laws and policies of the United States affecting foreign trade, taxation and investment;

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

Repatriation of Earnings. Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from Turkey, Morocco, Bulgaria or Romania. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future. We may be liable for payment of taxes upon repatriation of certain earnings from the aforementioned countries.

Environmental. The oil and natural gas industry is subject to extensive and varying environmental regulations in each of the jurisdictions in which we operate. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances produced concurrently with oil and natural gas. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. These regulations can have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities to be abandoned and sites reclaimed to the satisfaction of local authorities. Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. We are committed to complying with environmental and operation legislation wherever we operate.

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

Employees

As of April 1, 2011, we employed approximately 826 people and, through a service agreement with Longfellow, Viking Drilling, MedOil Supply, LLC and Riata Management, LLC (“Riata”), contracted for the services of approximately 67 additional people. As of April 1, 2011, approximately 55 of our employees at one of our Turkish subsidiaries are represented by collective bargaining agreements with the Turkish Employers Association of Chemical, Oil and Plastic

Industries (KIPLAS) and the Petroleum, Chemical and Rubber Workers Union of Turkey (PETROL-IS). The collective bargaining agreements expire January 31, 2012. We consider our union and employee relations to be satisfactory.

Formation

We were incorporated under the laws of British Columbia, Canada on October 1, 1985 under the name Profco Resources Ltd. and continued to the jurisdiction of Alberta, Canada under the Business Corporations Act (Alberta) on June 10, 1997. Effective December 2, 1998, we changed our name to TransAtlantic Petroleum Corp. Effective October 1, 2009, we continued to the jurisdiction of Bermuda under the Bermuda Companies Act 1981 under the name TransAtlantic Petroleum Ltd.

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

Risks Related to Our Business

We will require significant capital to continue our exploration and development activities beyond May 25, 2011.

We may not have sufficient funds to continue our operations beyond May 25, 2011, the maturity date of our short-term secured credit agreement with Standard Bank. If we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations may be materially and adversely affected.

Future cash flows and the availability of debt or equity financing will be subject to a number of variables, such as:

•	the success of our prospects in Turkey, Morocco, Bulgaria and Romania;

•	success in finding and commercially producing reserves; and

•	prices of natural gas and oil.

Debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	our company being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on our operations.

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

We have incurred substantial losses in prior years. During 2010, our comprehensive loss was approximately $78.9 million and we used $43.5 million of cash in operating activities. We may suffer significant additional losses in the future and may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur losses unless and until such time as one or more of our properties generates sufficient revenue to fund our continuing operations.

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

As of December 31, 2010, the outstanding principal amount of our debt was $138.6 million. Of this amount, $30.0 million is due by May 25, 2011 and $73.0 million is due by June 28, 2011. We must generate sufficient amounts of cash to service and repay our debt. Our ability to generate cash will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Future borrowings may not be available to us under our senior secured credit facility or from the capital markets in amounts sufficient to pay our obligations as they mature or to fund other liquidity needs. In addition, disruptions in the credit and financial markets can constrain our access to capital and increase its cost. The inability to service, repay or refinance our indebtedness could adversely affect our financial condition and results of operations.

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

Difficulties in combining the operations of Amity, Petrogas and Direct Bulgaria with our operations may prevent us from achieving the expected benefits from the acquisitions.

There are significant risks and uncertainties associated with our acquisitions of Amity, Petrogas and Direct Bulgaria. The acquisitions are expected to provide substantial benefits, including among other things, expanding on our presence in the Thrace Basin, creating a presence in Bulgaria and providing additional prospective acreage for shallow gas targets as well as deeper conventional and unconventional gas. Achieving such expected benefits is subject to a number of uncertainties, including:

•	whether the operations of Amity, Petrogas and Direct Bulgaria are integrated with us in an efficient and effective manner;

•	difficulty transitioning customers and other business relationships to our company;

•	problems unifying management of a combined company;

•	loss of key employees from our existing or acquired businesses; and

•	increased competition from other companies seeking to expand sales and market share during the integration period.

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

We have identified several material weaknesses in our internal control over financial reporting as of December 31, 2010 as disclosed in “Item 9A. Controls and Procedures.” Failure to have effective internal controls could lead to a misstatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common shares could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We intend to take further action to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting. However, we can give no assurances that the measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

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

An event of default under the senior secured credit facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, including failure to timely deliver to the lenders copies of our 2011 audited annual financial statements without a going concern note or similar qualification, cross default to other indebtedness, our bankruptcy or insolvency, failure to meet the required financial tests and ratios and the occurrence of a material adverse effect. In the event of our bankruptcy or insolvency, all amounts payable under the senior secured credit facility become immediately due and payable. In the event of any other default under our senior secured credit facility, the lenders would be entitled to accelerate the repayment of amounts outstanding. Moreover, in the event of a default we would lose the ability to draw on, and the lenders would have the option to terminate, any obligation to make further extensions of credit under the senior secured credit facility. In addition, in the event of a default under the senior secured credit facility, which is secured by substantially all of the assets of our wholly-owned subsidiaries, DMLP, Ltd. (“DMLP”), TEMI, Talon and TransAtlantic Turkey, Ltd. (“TAT”), the lenders could proceed to foreclose against the assets securing such obligations.

An event of default under the short-term secured credit agreement with Standard Bank includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, our bankruptcy or insolvency, the occurrence of a material adverse effect or a change in control. In the event of our bankruptcy or insolvency, all amounts payable under the short-term secured credit agreement become immediately due and payable. In the event of any other default under our short-term secured credit agreement, the lenders would be entitled to accelerate the repayment of amounts outstanding. In the event of a default under the short-term secured credit agreement, which is secured by substantially all of the assets of our wholly-owned subsidiaries, Amity and Petrogas, the lenders could proceed to foreclose against the assets securing such obligations.

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

The occurrence of a financial crisis, such as the financial crisis in recent years, may impact our ability to obtain equity, debt or bank financing in the future and may adversely impact our operations.

Events in the financial markets in recent years had an adverse impact on the credit markets and, as a result, the availability of equity, debt or bank financing has become more expensive and difficult to obtain. Banks have been adversely affected by the recent financial crisis and have severely curtailed existing liquidity lines, increased pricing and introduced new and tighter borrowing restrictions to corporate borrowers, with extremely limited access to new facilities or for new borrowers. These factors could negatively impact our ability to access liquidity needed for our business in the longer term. These factors may impact our ability to obtain equity, debt or bank financing on terms commercially reasonable to us, if at all. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. The negative impact of these events may also include our inability to expand existing credit facilities or finance the acquisition of assets on favorable terms, if at all, or adversely impacting our operations or the trading price of our securities.

We depend on a limited number of key personnel who would be difficult to replace.

We depend on the performance of Mr. Mitchell, chairman, Matthew McCann, chief executive officer, and Gary Mize, president and chief operating officer. The loss of any of Messrs. Mitchell, McCann or Mize could negatively impact our ability to execute our strategy. We do not maintain key person life insurance policies on Messrs. Mitchell, McCann or Mize.

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

Our drilling services business will depend on the level of activity in the oil and natural gas exploration and production industry.

Our drilling services business will depend on the level of activity in oil and natural gas exploration and production in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect the level of those activities. Lower oil and natural gas prices may depress oil and natural gas exploration and production activity. In addition, because oil and natural gas prices are volatile, the level of exploration and production activity can also be volatile.

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

We have concentrated current production of crude oil.

We derive substantially all of our crude oil production from the Selmo field in southeastern Turkey. TPAO and TUPRAS purchase all of our crude oil production from the Selmo field, which represented 56.1% of our total revenues in 2010. If either of these companies fails to purchase our production, our results of operations could be materially and adversely affected.

We could experience labor disputes that could disrupt our business in the future.

As of April 1, 2011, approximately 55 of our employees at one of our Turkish subsidiaries are represented by collective bargaining agreements with KIPLAS and PETROL-IS. The collective bargaining agreements expire January 31, 2012. Potential work disruptions from labor disputes could disrupt our business and adversely affect our financial condition and results of operations.

Our operations are primarily conducted in Turkey, Morocco, Bulgaria and Romania and we are subject to political, economic and other risks and uncertainties in these countries.

Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

•

the risk of expropriation, nationalization, war, revolution, political instability, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

•	the risk of not being able to procure residency and work permits for our expatriate personnel;

•	taxation policies, including royalty and tax increases and retroactive tax claims;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

•	laws and policies of the United States and of the other countries in which we operate affecting foreign trade, taxation and investment;

•

the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

Acts of violence, terrorist attacks or civil unrest in southeastern Turkey could adversely affect our business.

We currently derive substantially all of our oil revenue from the Selmo oil field in southeastern Turkey. Historically, the southeastern area of Turkey has experienced political, social or economic problems, terrorist attacks, insurgencies or civil unrest. If any of these events or conditions occurs, we may be unable to access the locations where we conduct operations. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and our operations. Despite these precautions, the safety of our personnel and operations in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors or our operations could be disrupted, any of which could have a material adverse effect on our business and results of operations.

Acts of violence or civil unrest in Morocco could adversely affect our business.

We currently have operations in Morocco and are evaluating the commerciality of a well drilled on our Tselfat exploration license in Morocco. Recently, areas of Morocco have experienced acts of violence and civil unrest. If any of these events or conditions continue to occur, we may be unable to access the locations where we conduct operations. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and our operations. Despite these precautions, the safety of our personnel and operations in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors or our operations could be disrupted, any of which could have a material adverse effect on our business and results of operations.

We could be assessed for Canadian federal tax as a result of our continuance under the Bermuda Companies Act 1981.

For Canadian tax purposes, we were deemed, immediately before the completion of our continuance under the Bermuda Companies Act 1981, to have disposed of each property owned by us for proceeds equal to the fair market value of that property, and will be subject to tax on any resulting net income. In addition, we are required to pay a special “branch tax” equal to 25% of any excess of the fair market value of our property over the “paid-up capital” (as defined in the Income Tax Act (Canada)) of our outstanding common shares and our liabilities. Management, together with its professional advisors, has determined the fair market value of our property and the paid-up capital of our common shares for these purposes. Management does not anticipate that the deemed disposition of our assets at fair market value will result in any material adverse Canadian income tax consequences to us and believes that the paid-up capital of our common shares and our liabilities exceeds the fair market value of our property resulting in no “branch tax” being payable. However, the Canada Revenue Agency (“CRA”) may not accept our determination of the fair market value of our property. In the event that CRA’s determination of fair market value is significantly higher than our valuation and such determination is final, we may be subject to material amounts of tax resulting from the deemed disposition.

We are involved in litigation over the ownership of a portion of the surface rights at the Selmo oil field in Turkey.

A substantial portion of our 2010 revenue was generated from the sale of oil produced from the Selmo oil field in Turkey. Our subsidiary, TEMI, has been involved in litigation with persons who claim ownership of a portion of the surface rights of the Selmo field, which encompasses almost all of our production wells. We and the Turkish government are vigorously defending these cases. Although the litigation does not affect our ownership of the Selmo production license, if this litigation is not resolved in our favor, our operations on the affected portions of the Selmo oil field could be materially disrupted. A material disruption to our operations at Selmo could have a material adverse effect on our business.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves that we may report. In addition, we may adjust estimates of proved, probable and possible reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Moreover, there can be no assurance that our reserves will ultimately be produced or that our proved undeveloped, probable and possible reserves will be developed within the periods anticipated. Any significant variance in the assumptions could materially affect the estimated quantity and value of our reserves.

Investors should not assume that the pre-tax net present value of our proved, probable and possible reserves is the current market value of our estimated oil and natural gas reserves. We base the pre-tax net present value of future net cash flows from our proved, probable and possible reserves on prices and costs on the date of the estimate. Actual future prices, costs, and the volume of produced reserves may differ materially from those used in the pre-tax net present value estimate.

We may not correctly evaluate reserve data or the exploitation potential of properties as we engage in our acquisition, development, and exploitation activities.

Our future success will depend on the success of our acquisition, development, and exploitation activities. Our decisions to purchase, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Our estimates regarding reserves and production resulting from the acquisitions of Incremental, Talon, Amity, Petrogas, Direct Bulgaria, Anschutz and Direct Morocco and our exploration and development activities may prove to be incorrect, which could significantly reduce our income and our ability to generate cash needed to fund our capital program and other working capital requirements in the longer term.

We may be unable to acquire or develop additional reserves, which would reduce our cash flow and income.

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

Our oil and natural gas operations are subject to extensive and complex laws and government regulation in the jurisdictions in which we operate and compliance with existing and future laws may increase our costs or impair our operations.

Our oil and natural gas operations are subject to numerous federal, state and international laws and regulations, including those related to the environment, employment, immigration, labor, oil and gas exploration and development, payments to foreign officials, taxes and the repatriation of foreign earnings. If we fail to adhere to any applicable federal, state or international laws or regulations, or if such laws or regulations negatively affect the sale of oil and natural gas, our business, prospects, results of operations, financial condition or cash flows may be impaired. We might be required to make significant capital expenditures to comply with federal, state or international laws or regulations. In addition, existing laws or regulation, as currently interpreted or reinterpreted in the future, or future laws or regulations could adversely affect our business or operations, or substantially increase our costs and associated liabilities.

In addition, exploration for, and exploitation, production and sale of, oil and gas in each country in which we operate is subject to extensive national and local laws and regulations requiring various licenses, permits and approvals from various governmental agencies. If these licenses or permits are not issued or unfavorable restrictions or conditions are imposed on our exploration or drilling activities, we might not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements of any licenses or permits, might result in the suspension or termination of operations and subject us to penalties. Our costs to comply with these numerous laws, regulations, licenses and permits are significant.

We do not plan to insure against all potential operating risks. We might incur substantial losses from, and be subject to substantial liability claims for, uninsured or underinsured risks related to our natural gas and oil operations and drilling services business.

We do not intend to insure against all risks. Our natural gas and oil exploration and production activities and drilling services business will be subject to hazards and risks associated with drilling for, producing and transporting natural gas and oil, and storing, transporting and using explosive materials, and any of these risks can cause substantial losses resulting from:

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

We also operate in the competitive area of drilling services in Turkey, with a number of other U.S.-based, international and government owned companies. We face competition from large international companies, including Schlumberger N.V. and Halliburton Company, in providing modern stimulation and completion techniques in Turkey. We also face competition for providing conventional drilling services in Turkey from U.S.-based, international and government owned companies including TPAO, Aladdin and Perenco. We face intense competition from other drilling services providers in the areas of technological innovation, the quality of services provided and in price differentiation.

Many of our competitors in drilling services have substantially greater financial, managerial, technological and other resources than we do. These companies are able to pay more for technological innovations and may be able to implement new technologies more rapidly than we can. In addition, these companies may be able to offer a larger variety of services at lower prices. Our ability to provide drilling services in the future will depend upon our ability to successfully implement advanced technologies, provide quality services and offer competitive prices in this competitive environment.

We might not be able to obtain necessary permits, approvals or agreements from one or more government agencies, surface owners, or other third parties, which could hamper our exploration, development or production activities.

There are numerous permits, approvals, and agreements with third parties, which will be necessary in order to enable us to proceed with our exploration, development or production activities and otherwise accomplish our objectives. The government agencies in each country in which we operate have discretion in interpreting various laws, regulations, and policies governing operations under the licenses. Further, we may be required to enter into agreements with private surface owners to obtain access to, and agreements for, the location of surface facilities. In addition, because many of the laws governing oil and gas operations in the international countries in which we operate have been enacted relatively recently, there is only a relatively short history of the government agencies handling and interpreting those laws, including the various regulations and policies relating to those laws. This short history does not provide extensive precedents or the level of certainty that allows us to predict whether such agencies will act favorably toward us. The governments have broad discretion to interpret requirements for the issuance of drilling permits. Our inability to meet any such requirements could have a material adverse effect on our exploration, development or production activities.

We may not be able to complete the exploration, development or production of any, or a significant portion of, the oil and gas interests covered by our leases or licenses before they expire.

Each license or lease under which we operate has a fixed term. We may be unable to complete our exploration, development or production efforts prior to the expiration of licenses or leases. Failure to obtain government approval for a license or lease, an extension of the license or lease, be granted a new exploration license or lease or the failure to obtain a license or lease covering a sufficiently large area would prevent or limit us from continuing to explore, develop or produce a significant portion of the oil and gas interests covered by the license or lease. The determination of the amount of acreage to be covered by the production license or lease is in the discretion of the respective governments.

Political and economic instability or fundamental changes in the leadership or in the structure of the governments in the jurisdictions in which we operate could have a material negative impact on our company.

Our foreign property interests and foreign operations may be affected by political and economic risks. These risks include war and civil disturbances, political instability, currency restrictions and exchange rate fluctuations, labor problems and high rates of inflation. In addition, local, regional and world events could cause the jurisdictions in which we operate to change the petroleum laws, tax laws, foreign investment laws, or to revise their policies in a manner that renders our current and future projects unprofitable. Further, we are subject to risks in the foreign jurisdictions in which we operate of the nationalization of the oil and gas industry, expropriation of property or other restrictions and penalties on foreign-owned entities, which could render our projects unprofitable or could prevent us from selling our assets or operating our business. The occurrence of any such fundamental change could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Shares

The interests of our controlling shareholder may not coincide with yours and such controlling shareholder may make decisions with which you may disagree.

As of April 1, 2011, Mr. Mitchell beneficially owned approximately 44.2% of our outstanding common shares. As a result, Mr. Mitchell could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with our interests or the interests of other shareholders.

Offers or availability for sale of a substantial number of common shares by our shareholders may cause the market price of our common shares to decline.

The ability of our shareholders to sell substantial amounts of our common shares in the public market, or upon the expiration of any statutory holding period under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common shares could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

The value of our common shares might be affected by matters not related to our own operating performance.

The value of our common shares may be affected by matters that are not related to our operating performance and which are outside of our control. These matters include the following:

•	general economic conditions in the United States, Turkey, Morocco, Bulgaria, Romania and globally;

•	industry conditions, including fluctuations in the price of oil and natural gas;

•	governmental regulation of the oil and natural gas industry, including environmental regulation;

•	fluctuation in foreign exchange or interest rates;

•	liabilities inherent in oil and natural gas operations;

•	geological, technical, drilling and processing problems;

•	unanticipated operating events which can reduce production or cause production to be shut in or delayed;

•	failure to obtain industry partner and other third party consents and approvals, when required;

•	stock market volatility and market valuations;

•	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

•	the need to obtain required approvals from regulatory authorities;

•	worldwide supplies and prices of, and demand for, natural gas and oil;

•	political conditions and developments in each of the countries in which we operate;

•	political conditions in natural gas and oil producing regions;

•	revenue and operating results failing to meet expectations in any particular period;

•	investor perception of the oil and natural gas industry;

•	limited trading volume of our common shares;

•	change in environmental and other governmental regulations;

•	announcements relating to our business or the business of our competitors;

•	our liquidity; and

•	our ability to raise additional funds.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Turkey

General. As of April 1, 2011, we held interests in 56 onshore exploration licenses and three onshore production leases covering a total of approximately 6.4 million gross acres (approximately 6.0 million net acres) in Turkey. We acquired our interests in Turkey through the acquisitions of Incremental, Talon, Amity and Petrogas, as well as through farm-in agreements with existing third-party license holders and through applications submitted to the GDPA.

The following is a map showing our interests in Turkey:

Thrace Basin. The following is a map showing our interests in the Thrace Basin in northwestern Turkey:

Edirne (Licenses 3839 and 4037). We own a 55% working interest in License 3839 and a 100% working interest in License 4037, which cover an aggregate of approximately 239,000 acres (967 square kilometers). In April 2010, we commenced natural gas sales from the Edirne gas field. AKSA purchases all of our natural gas production from the Edirne field at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ. There are currently 11 producing wells on the Edirne license, and we plan to drill between 15 and 20 wells on the Edirne exploration licenses in 2011. We are the operator of Licenses 3839 and 4037, which expire in October 2011 and March 2011, respectively. We are applying for a three year extension on License 3839 and a two year extension on License 4037.

Alpullu (Production Lease 3599-4794 and License 4861). We own a 100% working interest in Production Lease 3599-4794 and License 4861, which cover 3,158 acres (13 square kilometers) and approximately 117,000 acres (474 square kilometers), respectively. Upon the acquisition of Amity in August 2010, we commenced limited natural gas sales from the Alpullu production lease. Zorlu purchases substantially all of our natural gas production from the Alpullu production lease at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ. We currently have six producing wells on the Alpullu production lease, and we plan to drill between five and eight wells in 2011 to further develop the Alpullu production lease and test structures on the Alpullu exploration license. We are the operator of Production Lease 3599-4794 and License 4861, which expire in September 2028 and December 2014, respectively.

Gocerler (Production Lease 4200 and License 4288). We own a 50% working interest in Production Lease 4200 and License 4288, which cover 3,363 acres (14 square kilometers) and approximately 119,000 acres (483 square kilometers), respectively. Upon the acquisition of Amity in August 2010, we commenced limited natural gas sales from the Gocerler production lease. Zorlu purchases all of our natural gas production from the Gocerler production lease at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ. We currently have three producing wells on the Gocerler production lease. We plan to drill one exploratory well on License 4288 in 2011. TPAO is the operator of Production Lease 4200 and License 4288, which expire in March 2024 and August 2011, respectively. We have applied for a two year extension on License 4288.

Adatepe (License 3648). We own a 50% working interest in License 3648, which covers approximately 121,000 acres (488 square kilometers). Upon the acquisition of Amity in August 2010, we commenced limited natural gas sales from the Adatepe license. Zorlu purchases all of our natural gas production from the Adatepe license at a price equal to a 15% discount to the Industrial Interruptible Tariff benchmark set by BOTAŞ. We currently have seven producing wells on the Adatepe license. We plan to drill one development well on License 3648 in 2011. We are the operator of License 3648, which expires in July 2011. We have applied for a production lease over the Adatepe field. If the production lease is granted, we plan to apply for an exploration license over the remaining acreage.

Malkara (Licenses 4094 and 4532). We own a 100% working interest in Licenses 4094 and 4532, which cover an aggregate of approximately 242,000 acres (979 square kilometers). We are the operator of Licenses 4094 and 4532, which expire in September 2011 and January 2013, respectively. We have applied for a two year extension on License 4094.

Banarli (License 3864). We own a 50% working interest in License 3864, which covers approximately 96,000 acres (387 square kilometers). We plan to drill two exploratory wells on License 3864 in 2011. We are the operator of License 3864, which expires in April 2012.

Cayirdere and Velimse (Licenses 3791 and 3792). We own a 50% working interest in Licenses 3791 and 3792, which cover an aggregate of approximately 125,000 acres (504 square kilometers). We plan to drill one exploratory well on License 3792 in 2011. TPAO is the operator of Licenses 3791 and 3792, which expire in January 2013.

Southeastern Turkey. The following is a map showing our interests in southeastern Turkey:

Selmo (Production Lease 829). We own a 100% working interest in Production Lease 829, which covers 8,886 acres (36 square kilometers) and includes the Selmo oil field. There are currently 39 producing wells on the Selmo production lease. For 2010, our net production of crude oil in the Selmo field, after royalties, was approximately 631,000 Bbls of crude oil, at an average rate of approximately 1,700 Bbls per day. We sell all of our production from the Selmo oil field to TPAO and TUPRAS. We plan to drill and complete at least 24 wells at Selmo in 2011. We are the operator of Production Lease 829, which expires in June 2015.

Arpatepe (License 3118). We own a 50% working interest in License 3118, which covers approximately 96,000 acres (389 square kilometers) near the city of Diyarbakir. The Arpatepe-1 and Arpatepe-2 wells on License 3118 represent Turkey’s first and second economic discoveries of crude oil from deeper, onshore Paleozoic sandstone formations. For 2010, our net production of crude oil in the Arpatepe field, after royalties, was approximately 58,700 Bbls of crude oil, at an average rate of approximately 160 Bbls per day. We sell all of our production from the Arpatepe oil field to Aladdin. We currently have three producing wells in the Arpatepe field, and we plan to drill up to five additional wells there in 2011. Aladdin is the operator of License 3118, which expires in November 2011. Aladdin has applied for a production lease over the Arpatepe oil field. If the production lease is granted, we expect that Aladdin will apply for an exploration license over the remaining acreage.

Bakuk (Licenses 4069 and 4642). In April and May 2010, with our partner and operator, Tiway, we drilled the Bakuk-101 well to earn a 50% working interest in Licenses 4069 and 4642, which cover an aggregate of approximately 219,000 acres (777 square kilometers) on the Turkish border with Syria. The Bakuk-101 well was successful, with potential production of up to 10.0 Mmcf of natural gas per day. In November 2010, we re-entered the Bakuk-2 well, which failed to establish an oil leg in the reservoir. We have completed construction of a 23 kilometer, 6-inch pipeline from the Bakuk-101 well to an existing pipeline to the south and expect to begin limited natural gas sales in the second quarter of 2011. We are now evaluating options for further appraisal of the reservoir. We plan to drill one well on License 4069 in 2011. We plan to acquire 100 square kilometers of 3D seismic data on License 4642 in 2011. Tiway is the operator of License 4069, which expires in September 2011. We are applying for a two year extension of License 4069. We are the operator of License 4642, which expires in October 2014.

Germav (License 4175). We own a 100% working interest in License 4175, which covers approximately 118,000 acres (476 square kilometers) near the Turkish border with Iraq. The target is a deep sub-thrust play similar to the major Iraqi and Iranian Zagros fields to the south. In 2010, we drilled the Kalatepe-1 well, which is currently undergoing testing and completion. We are the operator of License 4175, which expires in June 2012.

Molla (License 4174). We own a 100% working interest in License 4174, which covers approximately 17,700 acres (71 square kilometers) near the Turkish border with Iraq. Our primary target is an underexplored Paleozoic play at a depth of approximately 9,800 feet. In 2010, we re-entered the Goksu-1 well to test the Hazro and Bedinan sandstone intervals and the Dadas shale intervals, but the re-entry did not discover hydrocarbons in commercial quantities in the Bedinan or Dadas intervals. We plan to test the Hazro sandstone interval later in 2011. We are the operator of License 4174, which expires in June 2012.

Midyat (Licenses 3969, 3970, 3971 and 3972). We own a 100% working interest in Licenses 3969, 3970, 3971 and 3972, which cover an aggregate of approximately 460,000 acres (1,863 square kilometers) near the Turkish border with Iraq. We plan to drill one exploratory well on the Midyat licenses in 2011. We are the operator of the licenses, which expire in November 2012.

Central Basins. Our exploration licenses in central Turkey cover largely unexplored tertiary basins. We are currently seeking partners in each of these exploration licenses. Through farm-outs, we expect to reduce our exploration risk and accelerate the exploration and development activities on the farmed-out properties. We have begun consolidating and analyzing well data and seismic data for our central basins exploration acreage in Turkey. We intend to remain as operator in the properties that we farm-out. The following is a map showing our interests central Turkey:

Malatya (Licenses 4572, 4573, 4574, 4575, 4576, 4577, 4659 and 4660). We own a 100% working interest in Licenses 4572, 4573, 4574, 4575, 4576, 4577, 4659 and 4660, which cover an aggregate of approximately 962,000 acres (3,892 square kilometers) in the Malatya area of south-central Turkey. We paid a third party who will be a 10% working interest owner in the Malatya licenses cash consideration and agreed that the party would back-in for its 10% working interest after payout of the first well to be drilled on the Malatya licenses. These licenses are in a large, relatively unexplored tertiary basin. We plan to drill one exploratory well on the Malatya licenses in 2011. We are the operator of the licenses, which expire in April 2013.

Haymana (Licenses 4310 and 4311), We own a 100% working interest, subject to a 2% overriding royalty interest, in Licenses 4310 and 4311, which cover an aggregate of approximately 243,000 acres (985 square kilometers) in the Tuz Golu Basin south of Ankara in central Turkey. These licenses are in a large, relatively unexplored tertiary basin. We plan to relinquish the Haymana licenses in 2011. We are the operator of the licenses, which expire in May 2012.

Tuz Golu (Licenses 4314, 4315, 4316, 4317, 4342 and 4344). We own a 100% working interest, subject to a 2% overriding royalty interest, in Licenses 4314, 4315, 4316, 4317, 4342 and 4344, which cover an aggregate of approximately 627,000 acres (2,536 square kilometers) in the Tuz Golu Basin south of Ankara in central Turkey. These licenses are in a large, relatively unexplored tertiary basin. We plan to drill one exploratory well on the Tuz Golu licenses in 2011. We are the operator of the licenses, which expire in May 2012.

Tuz Golu South (Licenses 4717, 4718, 4719, 4720, 4721 and 4722). We own a 100% working interest in Licenses 4717, 4718, 4719, 4720, 4721 and 4722, which cover an aggregate of approximately 733,000 acres (2,967 square kilometers) in central Turkey. These licenses are in a large, relatively unexplored tertiary basin. We are the operator of the licenses, which expire in December 2014.

Sivas Basin (Licenses 4729, 4730, 4731, 4732, 4733, 4734, 4735, 4736, 4737, 4738, 4739, 4740 and 4741). We own a 100% working interest in Licenses 4729, 4730, 4731, 4732, 4733, 4734, 4735, 4736, 4737, 4738, 4739, 4740 and 4741, which cover an aggregate of approximately 1.6 million acres (6,475 square kilometers) in central Turkey. These licenses are in a large, relatively unexplored tertiary basin. We are the operator of the licenses, which expire in December 2014.

Gurun (License 4325). We own a 90% working interest in License 4325, which covers approximately 122,000 acres (495 square kilometers) in central Turkey. In April 2009, we farmed-in to License 4325 for cash consideration and the obligation to carry a 10% interest in the first well drilled to earn a 90% interest in the license. We plan to drill one exploratory well on License 4325 in 2011. We are the operator of License 4325, which expires in February 2012.

Yuksekkoy (License 4350). We own a 100% working interest in License 4350, which covers approximately 121,000 acres (488 square kilometers) on the Mediterranean coast of Turkey. We are the operator of License 4350, which expires in March 2012.

Gaziantep (Licenses 4607, 4638, 4648, 4649 and 4656). In March 2010, we entered into a farm-in agreement with TBNG to acquire a 50% working interest in Licenses 4607, 4638, 4648, 4649 and 4656, which cover an aggregate of approximately 610,000 acres (6,447 square kilometers) near the Turkish border with Syria. To earn the interest, we will pay 62.5% of total drilling and seismic costs on the licenses until 12.5% of total drilling and seismic costs paid equals $750,000. Thereafter, we will pay 50% of drilling and seismic costs incurred. We expect to terminate this farm-in agreement upon our acquisition of TBNG, which is expected to occur in the second quarter of 2011. TBNG is the operator of these licenses, which expire in October 2013, except License 4607, which expires in August 2013.

We lease an equipment yard in Diyarbakir and own equipment yards at Selmo and Edirne. We currently own six drilling rigs and four workover and completion rigs that are located in Turkey. We also manage one drilling rig in Turkey for Viking Drilling pursuant to a management services agreement.

We had total net proved reserves of 12,936 Mbbl of oil and 22,425 Mmcf of natural gas, net probable reserves of 5,341 Mbbl of oil and 38,312 Mmcf of natural gas and net possible reserves of 12,803 Mbbl of oil and 174,126 Mmcf of natural gas in Turkey as of December 31, 2010.

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

Once a discovery is made, the license holder applies to convert the area, not to exceed 25,000 hectares, to a lease. Under a lease, the lessee may produce oil and gas. The term of a lease is for 20 years. Annual rentals are due based on the hectares comprising the lease.

Morocco

General. As of April 1, 2011, we owned interests in eight onshore exploration permits in northern Morocco. The following is a map showing our interests in Morocco:

Tselfat. We own a 100% working interest in the Tselfat exploration permit (subject to a 25% participation interest by ONHYM once production is achieved), which covers approximately 222,000 acres (900 square kilometers) in northern Morocco. As part of our recent extension of the license period, in January 2011 we relinquished 45% of our Tselfat exploration permit acreage. The Tselfat exploration permit covers three existing fields, Haricha, Brou Draa and Tselfat, that produced from the early 1920s to 1970s, with limited production continuing into the 1990s. The Tselfat permit provides several opportunities including redevelopment of the existing fields, extensions of known productive horizons and exploration of higher impact targets at depth.

Since the award of the Tselfat exploration permit in 2006, we have been collecting, collating, digitizing and reviewing all of the existing well, production, seismic and other data. In addition, we shot a 175 square kilometer 3D seismic survey over the Brou Draa and Haricha fields. In 2009, we drilled the HR-33 bis well in the Haricha field to help assess whether there is the opportunity for redevelopment of the previously produced but abandoned Haricha field. We have put the HR-33 bis well on an extended production test to determine if the well is commercially viable. We commenced crude oil production in January 2011. The crude oil produced during the test is trucked approximately 200 kilometers to a refinery operated by SAMIR in Mohammedia, Morocco. If testing confirms the HR-33 bis well as a commercial well, we plan to delineate the oil field and apply for an exploitation concession and drill at least one additional well on the Haricha field. In 2010, we drilled the BTK-1 well and the GUW-1 well, which have both been plugged and abandoned after failing to discover hydrocarbons in commercial quantities. We plan to drill three exploration wells to a depth of at least 1,500 meters on the Tselfat exploration permit in 2011. We are the operator of the Tselfat exploration permit, which expires in June 2012.

Asilah. We own a 100% working interest in the two Asilah exploration permits (subject to a 25% participation interest by ONHYM once production is achieved), which cover an aggregate of approximately 681,000 acres (2,754 square kilometers) in northern Morocco. In July 2008, we entered into an agreement with Direct Morocco and Anschutz to farm-in to the Asilah exploration permits. In February 2011, we acquired all of the working interests in the Asilah exploration permits through our acquisition of Direct Morocco and Anschutz and terminated the agreement in March 2011. We conducted a 2D seismic survey in late 2008 and acquired 290 kilometers of 2D seismic data on the Asilah exploration permits. In December 2010, we commenced drilling the GRB-1 well which reached total depth in March 2011. The GRB-1 well targeted tertiary-aged reservoirs, and in 2011, we plan to test numerous intervals that had gas shows while drilling. We are the operator of the Asilah exploration permits, which expire in May 2012.

Ouezzane-Tissa. We own a 100% working interest in five Ouezzane-Tissa exploration permits, which cover an aggregate of approximately 2.4 million acres (9,533 square kilometers) in northern Morocco. In July 2008, we entered into an agreement with Direct Morocco and Anschutz to farm-in to the Ouezzane-Tissa exploration permits. In February 2011, we acquired all of the working interests in the Ouezzane-Tissa exploration permits through our acquisition of Direct Morocco and Anschutz and terminated the agreement in March 2011. The first well, the OZW-1 well, encountered an extremely high pressure water zone near 9,000 feet which we could not drill through and was plugged and abandoned. We drilled the second well, the HKE-1 well, which did not reach target depth and was plugged and abandoned. The third well, the HKE-1 bis well, did not discover hydrocarbons in commercial quantities and is being plugged and abandoned. We plan to relinquish the Ouezzane-Tissa exploration permits in 2011, and upon ONHYM’s acceptance of our final report we expect to have $3.0 million in work commitment bank guarantees returned to us. We are the operator of the Ouezzane-Tissa exploration permits.

Guercif. In June 2005, we were awarded the Guercif-Beni Znassen reconnaissance license covering 3.4 million acres (13,750 square kilometers) in northeastern Morocco. In January 2008, we converted a portion of our Guercif-Beni Znassen reconnaissance license into two exploration permits covering a total of 962,000 acres (3,893 square kilometers) in the Guercif area in northeastern Morocco, pursuant to a petroleum agreement with ONHYM. The Guercif exploration permits were for an eight-year term divided into three periods, each with a defined work program. Under the initial three-year work program, we re-entered, logged and tested the MSD-1 well, which we completed as a dry hole in the fourth quarter of 2008. The logs and test failed to establish the presence of hydrocarbons. In December 2010, we abandoned our interests in the Guercif exploration permits. As part of our agreement with ONHYM for the abandonment of the Guercif exploration permits, we transferred an obligation to drill one well from the Guercif exploration permits to the Tselfat exploration permit. Upon ONHYM’s acceptance of our final report, we expect to have $2.0 million in work commitment bank guarantees returned to us.

We lease an equipment yard in Meknes, and we currently have two drilling rigs located in Morocco. There are no reserves associated with our Moroccan properties as of December 31, 2010.

Commercial Terms. During the exploration phase of each exploration permit, we and our partners, if any, will operate and bear 100% of the costs to earn a 75% interest. Our interests are subject to the 25% interest held by ONHYM, which is carried by us and our partners, if any, during the exploration phase, all of which is governed by the applicable petroleum agreement. ONHYM pays its share of costs in the development phase. Once a discovery is made, the area covered by the discovery is converted into an exploitation concession, which is governed by the applicable association contract. Under an exploitation concession, we and our partners, if any, (75%) and ONHYM (25%) will each pay our respective share of costs. Upon conversion to an exploitation concession, we will pay a discovery bonus to ONHYM, and when certain sustained daily production levels are reached, we will pay one-time production bonuses. At Tselfat and Asilah, the discovery bonus at conversion is $500,000 and the one-time production bonuses are as follows: 15,000 Bbls/day—$750,000; 25,000 Bbls/day—$1 million; 35,000 Bbls/day—$2 million and 50,000 Bbls/day—$3 million. These production bonuses are deductible and are treated as development costs for Moroccan tax purposes. There is a ten-year tax holiday on revenues from petroleum production commencing in the year in which production begins. After ten years, the corporate tax rate is 30%. Oil and gas exploration activities are exempt from both value added tax and customs duties.

The royalty paid to the Moroccan government for onshore production is 10% on oil and 5% on gas. In addition, the first approximately 2.1 Mmbbl of oil production and the first approximately 11 billion cubic feet of gas production are exempt from royalty. Once an area is converted into an exploitation concession, we are required to pay annual surface rentals of $2.85 per acre.

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

Bulgaria

General. As of April 1, 2011, we owned interests in two onshore exploration permits in Bulgaria. We acquired all of our Bulgarian interests through the purchase of Direct Bulgaria in February 2011. The following is a map showing our interests in Bulgaria and Romania:

A-Lovech. We own a 100% working interest, subject to a 3% overriding royalty interest, in the A-Lovech exploration permit, which covers approximately 565,000 acres (2,288 square kilometers) in northwestern Bulgaria. The A-Lovech permit contains the Deventci-R1 well, which discovered a reservoir in the Jurassic Orzirovo formation at a depth of approximately 4,200 meters. The well is currently producing approximately 250 Mcf of natural gas per day on a limited test basis, which is sold to a compressed natural gas facility adjacent to the Deventci-R1 well. We plan to appraise this discovery by drilling a second well, the Deventci-R2, on the A-Lovech permit in 2011. We are the operator of the A-Lovech permit, which expires in November 2011. We have submitted an application for a production concession covering approximately 160,000 acres of the A-Lovech permit.

The A-Lovech permit is also estimated to contain over 300,000 acres prospective for Etropole shale (at a depth of approximately 3,800 meters), which was recently certified as a geologic discovery by the Bulgarian government. We anticipate coring the Etropole shale interval, which will enhance the technical understanding of the potential of this shale play.

Aglen. We own a 100% working interest, subject to a 1% overriding royalty interest, in the Aglen exploration permit, which covers approximately 1,700 acres (7 square kilometers) within the boundaries of the A-Lovech permit. The Aglen permit contains a prospective deep gas field that produced approximately 9.0 billion cubic feet of natural gas before being abandoned in the late 1990s. We are the operator of the Aglen permit, which expires in April 2012.

We do not own any drilling rigs in Bulgaria. There are no reserves associated with our Bulgarian properties as of December 31, 2010.

Commercial Terms. Bulgaria’s current petroleum laws provide a framework for investment and operation that allows foreign investors to retain the proceeds from the sale of petroleum production. The fiscal regime is comprised of royalties and income tax.

The royalty ranges from 2.5% to 30%, based on an “R factor” which is particular to each production concession agreement but is typically calculated by dividing the total cumulative revenues from a production concession by the total cumulative costs incurred for that production concession.

The production concession holder pays Bulgarian corporate income tax, which is assessed at a rate of 10%. All costs incurred in connection with exploration, development and production operations are deductible for corporate income tax purposes. Resident companies which remit dividends outside of Bulgaria are subject to a dividend withholding tax between 10% to 15%, depending on the proportion of the capital owned by the recipient. No customs duty is payable on the export of petroleum, nor is customs duty payable on the import of material necessary for the conduct of petroleum operations. There is also a 19% value added tax. Oil is priced at market while gas is tied to a bundle pricing based in part on the import price and in part on the domestic price.

Licensing Regime. The licensing process in Bulgaria for oil and gas concessions occurs in two stages: exploration permit and then production concession.

Under an exploration permit, the government grants exploration rights for a term of up to five years to conduct seismic and other exploratory activities, including drilling. The recipient of an exploration permit commits to a work program and posts a bank guarantee in the amount of the estimated cost for the program. The area covered by an onshore exploration permit may be as large as 5,000 square kilometers. The exploration permit may be extended for up to two additional two-year terms, subject to fulfillment of minimum work programs, and may be extended for an additional one-year term in order to appraise potential geologic discoveries. Interests under an exploration permit are transferable, subject to government approval. The permit holder is required to pay an annual area fee equal to 30 Bulgarian Leva (approximately $22) per square kilometer, or 45 Bulgarian Leva (approximately $33) per square kilometer in the event the permit term is extended.

Upon the registration of a commercial discovery, an exploration permit holder may apply for a production concession. The production concession size corresponds to the area of the commercial discovery. The duration of a production concession is 35 years and may be extended by a further 15 years subject to the terms and conditions of the production concession agreement. Interests under a production concession are transferable, subject to government approval. No bonus is paid to the government by the oil company upon conversion to a production concession.

Romania

General. As of April 1, 2011, we owned an interest in one onshore production license in Romania, which was acquired through a farm-in agreement with Sterling in June 2009. The map showing our interest in Romania is on the previous page.

Sud Craiova. We own a 50% working interest in Sud Craiova Block E III-7, which covers approximately 1.5 million acres (6,070 square kilometers) in western Romania. In June 2009, we entered into an agreement with Sterling to farm-in to the Sud Craiova license. In exchange for a 50% working interest, we agreed to drill three exploration wells on the Sud Craiova license, each to a depth of approximately 3,280 feet (1,000 meters). We drilled three exploration wells at our cost on the Sud Craiova license in 2009 and 2010, all of which have been plugged and abandoned after failing to discover hydrocarbons in commercial quantities. We are currently reprocessing seismic data previously shot over the Sud Craiova license and plan to drill an exploration well to test the Silurian-aged shale formations at a depth of approximately 4,200 meters. Sterling is the operator of the Sud Craiova license, which expires in December 2013.

Izvoru, Vanatori and Marsa. In February 2006, we were awarded the Izvoru, Vanatori and Marsa production licenses, covering approximately 1,200 acres (5 square kilometers), 780 acres (4 square kilometers) and 188 acres (1 square kilometer), respectively. In 2009 and 2010, we drilled a total of five wells on the licenses, all of which were plugged and abandoned after failing to discover hydrocarbons in commercial quantities. In December 2010, we relinquished our interests in each of these three licenses.

We lease an equipment yard in Izvoru. We do not own any drilling rigs in Romania. There are no reserves associated with our Romanian properties as of December 31, 2010.

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

United States

California. Through the Incremental acquisition, we acquired interests in three projects in the San Joaquin Valley in central California: farm-outs on the McFlurrey project and the South East Kettleman North Dome oil field and a small non-operated working interest in the Kettleman Middle Dome Unit.

In February 2010, we entered into a settlement agreement with our partner in the McFlurrey and South East Kettleman North Dome farm-outs to settle certain disagreements between us and our partner. Pursuant to the settlement agreement, we resigned as operator of the farm-outs and transferred ownership of the two McFlurrey wells to the partner, subject to our obligation to plug and abandon the first well at our cost, which we have accomplished. In addition, we paid the partner for our share of the costs of plugging and abandoning, and cleaning up and restoring the surface and well site of the second well. We paid a total of $84,000 to plug, abandon and restore the two wells.

We own a non-operated working interest in the Kettleman Middle Dome Unit located in Kings County, California. This unit produces approximately 150 gross Bbls (approximately 8 net Bbls) of oil per day along with small amounts of associated natural gas. We own a 5% interest in five existing wells on the Kettleman Middle Dome Unit (three are currently producing). On all new projects and well proposals submitted and completed after May 16, 2008, we will own a 10% non-operated working interest. We are currently seeking purchasers for our interest in the Kettleman Middle Dome Unit.

Oklahoma. In Oklahoma, we lease two properties, one in Dewey County (128 net acres) and one in McClain County (29 net acres). We own a 20% non-operated working interest in a well on the Dewey County property that is currently producing a small amount of oil and natural gas.

There are no reserves associated with our U.S. properties as of December 31, 2010.

Summary of Oil and Gas Reserves

All of our net proved, probable and possible reserves are located in Turkey. The following table summarizes our net proved, probable and possible reserves in Turkey at December 31, 2010 in accordance with the rules and regulations of the SEC.

	Reserves
Reserves Category	Oil and Condensate (Mbbl)	Natural Gas (Mmcf)	Total (Mboe)
Proved Reserves
Proved Developed	5,588	16,560	8,348
Proved Undeveloped	7,348	5,865	8,326
Probable Reserves	5,341	38,312	11,726
Possible Reserves	12,803	174,126	41,824
Total	31,080	234,863	70,224

Value of Proved Reserves

The following table shows our estimated future net revenue, PV-10 and Standardized Measure as of December 31, 2010:

(in thousands)
Future net revenue	$817,138
Total PV-10(1)	$536,282
Total Standardized Measure	$438,367

(1)	Management believes that the presentation of PV-10, while not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes estimated to be paid, the use of a pre-tax measure is valuable when comparing companies based on reserves. PV-10 is not a measure of financial or operating performance under U.S. GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under U.S. GAAP. The Standardized Measure represents the PV-10 after giving effect to income taxes. The following table provides a reconciliation of our PV-10 to our Standardized Measure:

(in thousands)
Total PV-10	$536,282
Future income taxes	$(143,000)
Discount of future income taxes at 10% per annum	$45,085

Standardized Measure	$438,367

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Oil and Gas Reserves under U.S. Law.”

At December 31, 2010, our estimated proved reserves were 16,674 Mboe, an increase of 43.1% compared to 11,649 Mboe at December 31, 2009. During 2010, we added estimated proved reserves of 321 Mboe through extensions and discoveries driven by our 2010 drilling activity in Turkey, 2,250 Mboe through the acquisition of Amity and Petrogas and 3,429 Mboe through significant additions in proved undeveloped reserves at the Selmo oil field, which were offset by production volumes of 975 Mboe.

Proved Undeveloped Reserves

At December 31, 2010, our estimated proved undeveloped reserves were 8,326 Mboe, an increase of 60.1% compared to 5,202 Mboe at December 31, 2009. This increase in proved undeveloped reserves is primarily attributable to additions to proved undeveloped reserves at the Selmo oil field and was partially offset by proved undeveloped reserves being converted to proved developed reserves at the Edirne gas field. There were 1,548 Mboe proved undeveloped reserves that were converted to proved developed reserves due to 17 proved undeveloped well locations that were drilled and placed in production in 2010. During 2010, we incurred $19.6 million in capital expenditures to drill and bring on-line these 17 proved undeveloped wells. At December 31, 2010, no material amounts of proved undeveloped reserves remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves. We intend to convert the proved undeveloped reserves disclosed as of December 31, 2010 to proved developed reserves within five years of the date they were initially disclosed as proved undeveloped reserves.

Probable Reserves

Estimates of probable reserves are inherently imprecise. When producing an estimate of the amount of oil and gas that is recoverable from a particular reservoir, an estimated quantity of probable reserves is an estimate of those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors. See “—Oil and Gas Reserves under U.S. Law.”

When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

At December 31, 2010, our estimated probable reserves were 11,726 Mboe. Increases in probable reserves during 2010 were primarily attributable to the acquisition of Amity and Petrogas in August 2011.

Possible Reserves

Estimates of possible reserves are also inherently imprecise. When producing an estimate of the amount of oil and gas that is recoverable from a particular reservoir, an estimated quantity of possible reserves is an estimate that might be achieved, but only under more favorable circumstances than are likely. Estimates of possible reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors. See “—Oil and Gas Reserves under U.S. Law.”

When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserve where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir. Possible reserves also include incremental quantities associated with a greater percentage of recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and the registrant believes that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

At December 31, 2010, our estimated possible reserves were 41,824 Mboe. Increases in possible reserves during 2010 were primarily attributable to the acquisition of Amity and Petrogas in August 2011.

Internal Controls

Management has established, and is responsible for, a number of internal controls designed to provide reasonable assurance that the estimates of proved, probable and possible reserves are computed and reported in accordance with rules and regulations provided by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls consist of documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. We also retain an outside independent engineering firm to prepare estimates of our proved, probable and possible reserves. We work closely with this firm, and management is responsible for providing accurate operating and technical data to it. Our internal audit department has tested the processes and controls regarding our reserves estimates for 2010. Senior management reviews and approves our reserve estimates, whether prepared internally or by third parties. In addition, our audit committee serves as our reserves committee and is composed of three outside directors, all of whom have experience in the review of energy company reserves evaluations. The audit committee reviews the final reserves estimate and also meets with representatives from the outside engineering firm to discuss their process and findings.

Oil and Gas Reserves under U.S. Law

In the United States, we are required to disclose proved reserves, and we are permitted to disclose probable and possible reserves, using the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X. The estimates of proved, probable and possible reserves presented as of December 31, 2010 have been prepared by DeGolyer and MacNaughton, our external engineers. The technical person at DeGolyer and MacNaughton that is primarily responsible for overseeing the preparation of our reserves estimates is a Registered Professional Engineer in the State of Texas and has a Bachelor of Science degree in Mechanical Engineering from Kansas State University. He has over 28 years of experience in oil and gas reservoir studies and evaluations, is a member of the International Society of Petroleum Engineers and meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with DeGolyer and MacNaughton to ensure the integrity, accuracy and timeliness of data furnished to them for the preparation of their reserves estimates. Our internal senior reservoir engineer is the technical person primarily responsible for overseeing the reserve estimation process. He has a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma. He has over 37 years of experience in the oil and gas industry, including experience in operations, drilling and reservoir engineering, and is a member of multiple professional organizations.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. We also make assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped, probable and possible reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 21—Supplemental oil and natural gas reserves and standard measure information (unaudited)” to our consolidated financial statements for additional information regarding our oil and natural gas reserves.

The technologies and economic data used in the estimation of our proved, probable and possible reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.

The estimates of proved, probable and possible reserves prepared by DeGolyer and MacNaughton for the year ended December 31, 2010 included a detailed review of our Selmo, Arpatepe, Bakuk and Thrace Basin properties in Turkey. DeGolyer and MacNaughton determined that our estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about whether reserves are economically producible from a given date forward, under existing economic conditions, operating methods and government regulations, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Oil and Gas Reserves under Canadian Law

As a reporting issuer under Alberta, British Columbia and Ontario securities laws, we are required under Canadian law to comply with National Instrument 51-101 “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”) implemented by the members of the Canadian Securities Administrators in all of our reserves related disclosures. DeGolyer and MacNaughton evaluated the Company’s reserves as of December 31, 2010 in accordance with the reserves definitions of NI 51-101 and the Canadian Oil and Gas Evaluators Handbook (“COGEH”). Our annual oil and gas reserves disclosures prepared in accordance with NI 51-101 and COGEH and filed in Canada are available at www.sedar.com.

Oil and Gas Production, Production Prices and Production Costs

The following table sets forth our net production of oil and natural gas, after royalties for 2010, 2009 and 2008:

	Net Production
Year	Oil(1) (Bbls)		Natural Gas (Mcf)	Total (Boe)
2010
Turkey	689,823	(2)	1,707,421	974,393
United States	638		1,437	878
2009
Turkey	417,071	(2)	—	417,071
United States	798		1,429	1,036
2008
Turkey	—		—	—
United States	863		2,029	1,201

(1)	“Oil” volumes include condensate (light oil) and medium crude oil.
(2)	During 2010 and 2009, our net production of crude oil in the Selmo field, after royalties, was 631,149 Bbls and 411,964 Bbls, respectively.

The following table sets forth the average sales price per Bbl of oil and Mcf of natural gas and the average production cost, not including ad valorem and severance taxes, per unit of production for each of 2010, 2009 and 2008:

	2010	2009	2008
Turkey
Average Sales Price
Oil ($/Bbl)	80.01	66.05	—
Natural Gas ($/Mcf)	7.63	—	—
Unit Costs
Production ($/Boe)	20.48	23.53	—
United States
Average Sales Price
Oil ($/Bbl)	74.08	54.47	100.98
Natural Gas ($/Mcf)	7.44	5.07	11.70
Unit Costs
Production ($/Boe)	35.91	43.01	60.77

Drilling Activity

The following table sets forth the number of net productive and dry exploratory wells and net productive and dry development wells we drilled for 2010, 2009 and 2008:

	Development Wells		Exploratory Wells
	Productive	Dry	Productive	Dry
Turkey
2010	13.75	4.2	2.5	2.5
2009	5.1	—	—	—
2008	—	—	—	—
Morocco
2010	—	—	—	3.5
2009	—	—	—	1.5
2008	—	—	—	—
Romania
2010	—	2	—	1
2009	—	3	—	0.5
2008	—	—	—	—
United States
2010	—	—	—	—
2009	—	—	—	1
2008	—	—	—	—

Current Operations

We are in the process of integrating the Amity, Petrogas and Direct Bulgaria properties, equipment and personnel into our operations. We have substantially integrated the Incremental, Talon, Anschutz and Direct Morocco acquisitions and organized our activities in Turkey into a service division consisting of two wholly-owned subsidiaries, Viking International and Viking Geophysical, and into an exploration and production division consisting of six wholly-owned exploration and production subsidiaries: TEMI, TAT, Talon, DMLP, Amity and Petrogas.

As of April 1, 2011, we were producing an aggregate of approximately 2,767 Bbls of oil per day from the Selmo and Arpatepe oil fields and approximately 15.9 Mmcf of natural gas per day in the Thrace Basin and were engaged in the following drilling and exploration activities.

Turkey. We are drilling two wells at Selmo and two wells in the Thrace Basin. In addition, we are completing two wells at Selmo and testing and completing the Kalatepe-1 well on License 4175. We are testing and commissioning the recently completed 23 kilometer, 6-inch pipeline from the Bakuk-101 well to an existing pipeline to the south and expect to begin limited natural gas sales in the second quarter of 2011. We are now evaluating options for further appraisal of the reservoir. We are constructing a 20 kilometer, 10-inch pipeline to carry natural gas from the Alpullu gas field in the Thrace Basin to an existing pipeline. We are conducting a 236 kilometer 2D seismic shoot on License 4350.

Morocco. We have constructed water separation facilities at the HR-33 bis well on the Tselfat exploration permit and are conducting an extended production test on that well.

Bulgaria. We are evaluating potential locations for the planned Deventci-R2 well, which will appraise the Orzirovo formation and core the Etropole shale formation.

Romania. We are evaluating a potential exploration well to test a potential Jurassic oil play and reprocessing seismic data previously shot over the Sud Craiova license.

Planned 2011 Operations

We continue to actively explore and develop our existing oil and gas properties in Turkey, Morocco and Bulgaria and evaluate the opportunities for further activities in Romania. Our success will depend in part on discovering additional hydrocarbons in commercial quantities and then bringing these discoveries into production. In 2011, we are focused on accomplishing the following objectives:

•

Increasing Production. Our goal is to achieve a production rate of 10,000 Boe per day in Turkey by the end of 2011. We plan to increase our crude oil and natural gas production in Turkey through continuous drilling in Selmo and the Thrace Basin, the completion of pipelines to bring shut-in gas to market, the application of modern well stimulation techniques such as gelled acidizing and fracture stimulation, and the introduction of directional drilling.

•

Securing Partners to Reduce Exploration Risk. We are actively seeking partners for our exploration acreage in Turkey, Morocco, Bulgaria and Romania. Through farm-outs, we expect to reduce our exploration risk and accelerate the exploration and development activities on the farmed-out properties. We have begun consolidating and analyzing well data and seismic data for our properties in Bulgaria and our exploration acreage in Turkey. It is our intention to remain as operator in the properties that we farm-out.

•

Integrating Acquisitions. We expect to complete the acquisition of TBNG and Pinnacle in the second quarter of 2011, which will bring additional acreage, production, personnel and equipment into our Turkey operations. We will continue to integrate the recent acquisitions of Amity, Petrogas and Direct Bulgaria.

Capital expenditures for 2011 are expected to range between $125.0 million and $150.0 million. Approximately 50% of these anticipated expenditures will occur in the Thrace Basin in Turkey, devoted to developing conventional and unconventional natural gas production, building infrastructure and acquiring seismic data. Approximately 35% of these anticipated expenditures will occur in southeastern Turkey, devoted to developing crude oil production at Selmo and Arpatepe and drilling exploratory wells on various licenses. The balance of the estimated budget is divided between exploration activities in Morocco and Romania. We are seeking a joint venture partner to fund our anticipated capital expenditures in Bulgaria in 2011. If cash on hand, borrowings from our senior secured credit facility and cash flow from operations are not sufficient to fund our capital expenditures, then we will either curtail our discretionary capital expenditures or seek other funding sources. We currently plan to execute the following drilling and exploration activities in 2011:

Turkey. We plan to drill approximately 90-100 wells during 2011, including wells to be drilled on acreage held by TBNG, which we expect to acquire in the second quarter of 2011. If we do not complete the acquisition of TBNG, the number of wells we expect to drill in 2011 may change. We also plan to construct the infrastructure necessary to produce and sell oil and natural gas from the productive wells we drill.

Morocco. On our Tselfat exploration permit, we are currently producing oil from the HR-33 bis well on an extended production test to determine if the well is commercially viable. If testing confirms the HR-33 bis well as a commercial well, we plan to delineate the oil field, apply for an exploitation concession and drill at least one additional well in the Haricha field. We also plan to drill the TKN-1 well to test another 3D seismic prospect that is similar to the Haricha field. If the TKN-1 well is a commercial well, we would likely drill an additional appraisal well. We plan to drill three exploration wells to a depth of at least 1,500 meters on the Tselfat exploration permit in 2011. On our Asilah exploration permit, we are planning to test the recently completed GRB-1 well, which had substantial gas shows during drilling. If that well is completed as a commercial well we would likely drill additional appraisal wells and develop plans to commercialize those wells.

Bulgaria. We plan to drill the Deventci-R2 well on the A-Lovech exploration permit to appraise the Deventci-R1 well gas discovery. While drilling the appraisal well on the A-Lovech permit, we plan to test the productivity of the Etropole shale interval. We may also drill an additional appraisal well on the Aglen exploration permit. If the appraisal well on the Aglen permit is successful, we anticipate planning the construction of a pipeline to connect the Deventci wells to a natural gas pipeline to the south. We are seeking to enter into a joint venture where the joint venture partner would carry us in the capital expenditures incurred in Bulgaria in 2011.

Romania. We plan to drill an exploration well to test the Silurian-aged shale formations present on the Sud Craiova license. We may also drill an exploration well to test the Coyote oil prospect on the southeastern portion of the Sud Craiova license.

Drilling Services Business. We plan to continue to increase drilling services revenues by providing drilling services and seismic acquisition services to third parties in Turkey and northern Iraq.

Oil and Gas Properties, Wells, Operations and Acreage

Productive Wells. The following table sets forth the number of productive wells (wells that were currently producing oil or natural gas or were capable of production) in which we held a working interest as of December 31, 2010:

	Oil		Natural Gas
	Gross(1)	Net(2)	Gross(1)	Net(2)
Turkey	40	38.5	45	26.65
United States	—	—	4	0.4

(1)	“Gross wells” means the wells in which we hold a working interest (operating or non-operating).
(2)	“Net wells” means the sum of the fractional working interests owned in gross wells.

Developed Acreage. The following table sets forth our total gross and net developed acreage as of December 31, 2010:

	Developed (Acres)
	Gross(1)	Net(2)
Turkey	802,080	472,935
United States	2,228	131

Total	804,308	473,066

(1)	“Gross” means the total number of acres in which we have a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage. The following table sets forth our undeveloped land position as of December 31, 2010:

	Undeveloped (Acres)
	Gross(1)	Net(2)
Turkey	5,583,094	5,504,922
Morocco	3,258,525	1,740,435
Romania	1,441,854	720,927
United States	29	29

Total	10,283,502	7,966,313

(1)	“Gross” means the total number of acres in which we have a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage Expirations. The following table summarizes by year our undeveloped acreage scheduled to expire in the next five years:

As of December 31,	Undeveloped (Acres)		% of Total Undeveloped (Acres)
	Gross(1)	Net(2)	Net(2)
2011	2,475,364	1,297,564	16.3
2012	2,707,107	2,354,592	29.6
2013	2,534,120	1,808,944	22.7
2014	2,566,912	2,505,214	31.4
2015	—	—	—

(1)	“Gross” means the total number of acres in which we have a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Item 3.	Legal Proceedings.

TEMI has been involved in litigation with persons who claim ownership of a portion of the surface at the Selmo oil field in Turkey. These cases are being vigorously defended by TEMI and Turkish government authorities. We do not have enough information to estimate the potential additional operating costs we could incur in the event the purported surface owners’ claims are ultimately successful.

In 2003, a group of villagers living around the Selmo field applied to the Kozluk Civil Court of First Instance in Turkey with seven title survey certificates dating back to Ottoman times. These villagers were granted title registration certificates, and in 2005, these villagers applied to the Kozluk Civil Court of First Instance to enlarge the areas covered by the certificates to approximately 20 square kilometers. Neither we nor, to our knowledge, any ministry in the Turkish government received notice of this court proceeding. Almost all of our production wells at the Selmo field lie within this enlarged area. In 2009, the Supreme Court overruled the Kozluk Civil Court of First Instance and directed that court to re-examine the case.

The Turkish Forestry Authority has filed a claim in the Kozluk Cadastre Court against the villagers for attempting to register land that is registered with the Turkish government as forest. TEMI has joined the Turkish government as a plaintiff in that case. In February of 2011, the Kozluk Cadastre Court decided to suspend the case until there is a resolution of the underlying litigation in the Kozluk Civil Court of First Instance.

In addition, TEMI is involved as a defendant in two nuisance cases in the Kozluk Cadastre Court and one claim for damages in the Kozluk Civil Court of First Instance. The plaintiffs in each of these cases are the same villagers in the underlying litigation. The Turkish Treasury Department and the Turkish Forestry Authority have joined TEMI as defendants in each of these nuisance cases. Each of the Kozluk Cadastre Court and the Kozluk Civil Court of First Instance has decided to suspend each of these nuisance cases until there is a resolution of the underlying litigation in the Kozluk Civil Court of First Instance.

We do not believe these cases have merit and intend to continue to vigorously defend our interests. The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect these matters to have a material impact on our financial position, operations or liquidity and we have not taken a reserve for them.

Item 4.	Reserved.

Executive Officers of the Registrant.

Name	Age	Positions
Matthew W. McCann	42	Director and Chief Executive Officer
Gary T. Mize	58	President and Chief Operating Officer
Scott C. Larsen	59	Director and Executive Vice President
Hilda D. Kouvelis	48	Vice President and Chief Financial Officer
Jonathan J. Grider	40	Vice President, Accounting
Jeffrey S. Mecom	45	Vice President and Corporate Secretary

Matthew W. McCann has served as our chief executive officer since January 2009 and has served as a director since May 2008. Since April 2007, Mr. McCann has also served as general counsel of Riata Management, LLC, an Oklahoma City-based private oil and gas exploration and production company. From December 2005 to April 2007, Mr. McCann served as vice president, legal and corporate secretary for Sandridge Energy, Inc. (formerly Riata Energy, Inc.), an independent oil and natural gas company concentrating in exploration, development and production activities, and from 2001 to December 2005, Mr. McCann served as general counsel for Riata Energy, Inc.

Gary T. Mize was appointed as our president in June 2010 and has served as our chief operating officer since January 2010. He previously served as our vice president from January 2010 to June 2010. From 1994 through November 2009, Mr. Mize served as executive vice president of Manti Exploration Company, an oil and gas company engaged in exploration, development and production, where he was responsible for coordination of all acquisition, exploration, financial, and operational activities. Prior to joining Manti Exploration Company, Mr. Mize was employed by Exxon Mobil Corporation from 1974 to 1994. At Exxon, Mr. Mize held numerous management positions including operations manager—southeastern division, technical manager—East Texas division and planning manager—natural gas department.

Scott C. Larsen has served as our executive vice president since June 2010 and served as a director since May 2005. He previously served as our president from March 2004 to June 2010, as our chief executive officer from May 2005 to January 2009, and as our vice president — operations from July 2002 to March 2004. He has been involved in our international activities since their inception in 1994. An attorney by training with over 25 years of experience in the oil and gas industry, Mr. Larsen previously served as general counsel for Humble Exploration, an independent exploration company. Additionally, he spent several years as a partner of Vineyard, Drake & Miller, a business litigation law firm and served as general counsel for Summit Partners Management Co., a venture capital and management company.

Hilda D. Kouvelis has served as our chief financial officer since January 2007 and as a vice president since May 2007. She served as our controller from July 2005 to January 2007. From November 2007 to May 2008, Ms. Kouvelis served as chief financial officer of Sky Petroleum Inc. and Southern Star Energy Inc. From 2001 to 2004, Ms. Kouvelis served as controller for Ascent Energy, Inc., an oil and natural gas exploration and development company. She has more than 20 years of industry experience, including 18 years with FINA, Inc., where she held various positions in accounting and finance, including controller and treasurer. From 1998 to 2000, Ms. Kouvelis served as controller for International Operations at PetroFina S.A.’s headquarters in Brussels, Belgium. Ms. Kouvelis will resign as our vice president and chief financial officer the day following the filing of this Annual Report on Form 10-K. She will continue to serve as an employee through a date mutually agreed upon by her and us which is expected to be not later than September 30, 2011.

Jonathan J. Grider has served as a vice president since February 2011. From February 2010 to February 2011, Mr. Grider served as corporate controller for SERVA Group, LLC, an oilfield equipment manufacturer. Mr. Grider served as international controller at Great White Energy Services, LLC, an oilfield equipment service provider and manufacturer, from November 2007 to January 2010. Mr. Grider held various positions, including country controller in Oman, with Wood Group ESP, Inc., an international oilfield services provider, between March 2001 and November 2007.

Jeffrey S. Mecom has served as our corporate secretary since May 2006 and as a vice president since May 2007. Before joining us in April 2006, Mr. Mecom was an attorney in private practice in Dallas. Mr. Mecom served as vice president, legal and corporate secretary with Aleris International, Inc., a former NYSE-listed international metals recycling and processing company, from 1995 until April 2005.

To the best of our knowledge, there are no arrangements or understandings between any officer and any other person, pursuant to which any person referred to above was selected as an officer.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Canada

Our common shares are traded in Canada on the Toronto Stock Exchange (the “TSX”) under the trading symbol “TNP”. The following table sets forth the quarterly high and low sales prices per common share in Canadian dollars on the TSX for the periods indicated.

	High	Low
2010:
First Quarter	$3.80	$2.61
Second Quarter	$4.20	$3.03
Third Quarter	$3.61	$2.84
Fourth Quarter	$3.52	$3.00
2009:
First Quarter	$1.49	$0.68
Second Quarter	$2.40	$1.20
Third Quarter	$3.19	$1.80
Fourth Quarter	$3.65	$2.37

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

	High	Low
2009:
Second Quarter (from April 20, 2009)	$2.15	$1.09
Third Quarter	$2.91	$1.57
Fourth Quarter (through December 7, 2009)	$3.09	$2.27

The following table sets forth the high and low sales price per common share in U.S. dollars on the NYSE Amex for the periods indicated.

	High	Low
2010:
First Quarter	$3.73	$2.43
Second Quarter	$4.10	$2.87
Third Quarter	$3.49	$2.68
Fourth Quarter	$3.50	$2.96
2009:
Fourth Quarter (from December 8, 2009)	$3.90	$2.64

Common Shares and Dividends

As of April 15, 2011, 346,234,355 common shares were issued and outstanding and held by approximately 300 record holders, including nominee holders such as banks and brokerage firms who hold shares for beneficial owners.

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

The Bermuda government has enacted legislation under which the Minister of Finance is authorized to give a tax assurance to an exempted company or a partnership that, in the event of there being enacted in Bermuda any legislation imposing tax computed on profits or income or computed on any capital asset, gain or appreciation, then the imposition of any such tax shall not be applicable to such entities or any of their operations. In addition, there may be included an assurance that any such tax or any tax in the nature of estate duty or inheritance tax shall not be applicable to the share, debentures or other obligations of such entities.

On November 6, 2009, we received such a tax assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act, 1966. Pursuant to the tax assurance, we have been granted an exemption from the imposition of tax under any applicable Bermuda law computed on profits or income or computed on any capital asset, gain or appreciation, or on any tax in the nature of estate, duty or inheritance tax, provided that such exemption shall not prevent the application of any such tax or duty to such persons as are ordinarily resident in Bermuda and shall not prevent the application of any tax payable in accordance with the provisions of the Land Tax Act, 1967 or otherwise payable in relation to land in Bermuda leased to us. This tax exemption expires on March 28, 2016.

Item 6.	Selected Financial Data.

The following table summarizes selected consolidated financial information from continuing operations for each of the five years in the period ended December 31, 2010. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except per share amounts)
Revenue	$85,563	$29,269	$111	$653	$1,613
Net loss attributable to common shareholders	71,152	62,146	16,475	6,318	12,285
Comprehensive loss	78,941	52,545	16,475	6,318	12,413
Basic and diluted net loss attributable to common shareholders, per common share	0.23	0.29	0.25	0.15	0.32
Cash dividends per common share	$—	$—	$—	$—	$—
Basic and diluted weighted average number of shares outstanding	312,488	212,320	66,524	43,047	38,182

	As of December 31,
	2010	2009	2008	2007	2006
Total assets	472,347	307,083	81,254	5,107	15,136
Long term liabilities	62,292	13,341	14	8	1,939
Shareholders’ equity	274,630	264,607	74,940	2,070	6,518
Capital expenditures	208,831	126,184	10,268	4,126	3,160

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a vertically integrated, international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Bulgaria and Romania. We own our own drilling rigs and oilfield service equipment, which we use to develop our properties in Turkey and Morocco. In addition, our drilling services business provides oilfield services and drilling services to third parties in Turkey and Iraq. As of April 1, 2011, approximately 44.2% of our outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the chairman of our board of directors.

Financial and Operational Performance Highlights. Highlights of our financial performance and operational performance for 2010 include:

•	During 2010, we derived 56.1% of our revenues from the production of oil, 25.6% of our revenues from the production of natural gas and 18.4% of our revenues from oilfield services.

•

Total oil and gas revenue increased to $69.8 million for 2010 from $27.7 million realized in 2009. The increase was the result of increased production in the Selmo oil field, additional production in the Arpatepe oil field and new production in the Thrace Basin gas fields. The increase was also due to the increase in the average price received for our oil production in Turkey, which was $80.0 per barrel during the year ended December 31, 2010 as compared to $66.1 per barrel for the year ended December 31, 2009.

•	Oilfield services revenue increased to $15.7 million for 2010 from $1.6 million in 2009.

•	Production in Turkey increased to 689,823 net Bbls of crude oil and 1,707 Mmcf of natural gas for 2010, compared to 417,071 net Bbls of crude oil and a nominal amount of natural gas for 2009.

•	In 2010, we incurred $208.8 million in capital expenditures compared to capital expenditures of $126.2 million in 2009. The increase is primarily due to the acquisition of Amity and Petrogas.

•	During 2010, we increased our short-term borrowings to $106.7 million, compared to short-term borrowings of $7.5 million in 2009.

Executive Overview

Strategic Transformation. In 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. Since 2008, we have entered into a series of transactions to implement this strategy where we acquired drilling rigs, equipment, inventory, seismic data and exploration and production acreage in Turkey, Morocco and Bulgaria. For additional information on our strategic transformation, see “Business—Development of Our Business—Strategic Transformation.”

Drilling Services Business. Beginning with the acquisition of Longe in 2008, we have established a significant drilling services business. We provide oilfield services and drilling services to our exploration and production business and to third parties in Turkey and Iraq. For additional information on our drilling services business, see “Business—Development of Our Business—Drilling Services Business.”

Recent Developments

We have completed a number of material acquisitions, financings and operations during 2010 and the first quarter of 2011. For additional information on our recent developments, see “Business—Recent Developments.”

Current Operations

We are in the process of integrating the Amity, Petrogas and Direct Bulgaria properties, equipment and personnel into our operations. We have substantially integrated the Incremental, Talon, Anschutz and Direct Morocco acquisitions and organized our activities in Turkey into a service division consisting of two wholly-owned subsidiaries, Viking International and Viking Geophysical, and into an exploration and production division consisting of six wholly-owned exploration and production subsidiaries: TEMI, TAT, Talon, DMLP, Amity and Petrogas.

As of April 1, 2011, we were producing an aggregate of approximately 2,767 Bbls oil per day from the Selmo and Arpatepe oil fields and approximately 15.9 Mmcf of natural gas per day in the Thrace Basin and were engaged in the following drilling and exploration activities:

Turkey. We are drilling two wells at Selmo and two wells in the Thrace Basin. In addition, we are completing two wells at Selmo and testing and completing the Kalatepe-1 well on License 4175. We are testing and commissioning a recently completed 23 kilometer, 6-inch pipeline from the Bakuk-101 well to an existing pipeline to the south and expect to begin limited natural gas sales in the second quarter of 2011. We are now evaluating options for further appraisal of the reservoir. We are constructing a 20 kilometer, 10-inch pipeline to carry natural gas from the Alpullu gas field in the Thrace Basin to an existing pipeline. We are conducting a 236 kilometer 2D seismic shoot on License 4350.

Morocco. We have constructed water separation facilities at the HR-33 bis well on the Tselfat exploration permit and are conducting an extended production test on that well.

Bulgaria. We are evaluating potential locations for the planned Deventci-R2 well, to appraise the Orzirovo formation and core the Etropole shale formation.

Romania. We are evaluating a potential exploration well to test a potential Jurassic oil play and reprocessing seismic data previously shot over the Sud Craiova license.

Planned 2011 Operations

We continue to actively explore and develop our existing oil and gas properties in Turkey, Morocco and Bulgaria and evaluate the opportunities for further activities in Romania. Our success will depend in part on discovering additional hydrocarbons in commercial quantities and then bringing these discoveries into production. In 2011, we are focused on accomplishing the following objectives:

•

Increasing Production. Our goal is to achieve a production rate of 10,000 Boe per day in Turkey by the end of 2011. We plan to increase our crude oil and natural gas production in Turkey through continuous drilling in Selmo and the Thrace Basin, the completion of pipelines to bring shut-in gas to market, the application of modern well stimulation techniques such as gelled acidizing and fracture stimulation, and the introduction of directional drilling.

•

Securing Partners to Reduce Exploration Risk. We are actively seeking partners for our exploration acreage in Turkey, Morocco, Bulgaria and Romania. Through farm-outs, we expect to reduce our exploration risk and accelerate the exploration and development activities on the farmed-out properties. We have begun consolidating and analyzing well data and seismic data for our properties in Bulgaria and our exploration acreage in Turkey. It is our intention to remain as operator in the properties that we farm-out.

•

Integrating Acquisitions. We expect to complete the acquisition of TBNG and Pinnacle in the second quarter of 2011, which will bring additional acreage, production, personnel and equipment into our Turkey operations. We will continue to integrate the recent acquisitions of Amity, Petrogas and Direct Bulgaria.

Capital expenditures for 2011 are expected to range between $125.0 million and $150.0 million. Approximately 50% of these anticipated expenditures will occur in the Thrace Basin in Turkey, devoted to developing conventional and unconventional natural gas production, building infrastructure and acquiring seismic data. Approximately 35% of these anticipated expenditures will occur in southeastern Turkey, devoted to developing crude oil production at Selmo and Arpatepe and drilling exploratory wells on various licenses. The balance of the estimated budget is divided between exploration activities in Morocco and Romania. We are seeking a joint venture partner to fund our anticipated capital expenditures in Bulgaria in 2011. If cash on hand, borrowings from our senior secured credit facility and cash flow from operations are not sufficient to fund our capital expenditures, then we will either curtail our discretionary capital expenditures or seek other funding sources. We currently plan to execute the following drilling and exploration activities in 2011:

Turkey. We plan to drill approximately 90-100 wells during 2011, including wells to be drilled on acreage held by TBNG, which we expect to acquire in the second quarter of 2011. If we do not complete the acquisition of TBNG, the number of wells we expect to drill in 2011 may change. We also plan to construct the infrastructure necessary to produce and sell oil and natural gas from the productive wells we drill.

Morocco. On our Tselfat exploration permit, we are currently producing oil from the HR-33 bis well on an extended production test to determine if the well is commercially viable. If testing confirms the HR-33 bis well as a commercial well, we plan to delineate the oil field, apply for an exploitation concession and drill at least one additional well in the Haricha field. We also plan to drill the TKN-1 well to test another 3D seismic prospect that is similar to the Haricha field. If the TKN-1 well is a commercial well, we would likely drill an additional appraisal well. We plan to drill three exploration wells to a depth of at least 1,500 meters on the Tselfat exploration permit in 2011. On our Asilah exploration permit, we are planning to test the recently completed GRB-1 well, which had substantial gas shows during drilling. If that well is completed as a commercial well, we would likely drill additional appraisal wells and develop plans to commercialize those wells.

Bulgaria. We plan to drill the Deventci-R2 well on the A-Lovech exploration permit to appraise the Deventci-R1 well gas discovery. While drilling the appraisal well on the A-Lovech permit, we plan to test the productivity of the Etropole shale interval. We may also drill an additional appraisal well on the Aglen exploration permit. If the appraisal well on the Aglen permit is successful, we anticipate planning the construction of a pipeline to connect the Deventci wells to a natural gas pipeline to the south. We are seeking to enter into a joint venture where the joint venture partner would carry us in the capital expenditures incurred in Bulgaria in 2011.

Romania. We plan to drill an exploration well to test the Silurian-aged shale formations present on the Sud Craiova license. We may also drill an exploration well to test the Coyote oil prospect on the southeastern portion of the Sud Craiova license.

Drilling Services Business. We plan to continue to increase drilling services revenues by providing drilling services and seismic acquisition services to third parties in Turkey and northern Iraq.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3—Significant accounting policies” to our consolidated financial statements included in this Annual Report on Form 10-K. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Oil and Gas Properties. In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. Acquisition costs of proved properties are amortized using the unit-of-production method based on total proved reserves, and exploration well costs and additional development costs are amortized using the unit-of-production method based on proved developed reserves. Proceeds from the sale of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned. Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

Valuation of Property and Equipment Other than Oil and Gas Properties. We follow the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”). ACS 360 requires that our long-lived assets, including drilling service and other equipment, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Oil and gas properties are evaluated by field for potential impairment. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets as applicable. An impairment is recognized when the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to fair value. Pursuant to ASC 932-360-35-11, we have evaluated our long-lived assets and determined that no impairment occurred with respect to our unproved properties in the oil and natural gas segment and the drilling services segment.

Business Combinations. We follow ASC 805, Business Combinations (“ASC 805”), and ASC 810-10-65, Consolidation (“ASC 810-10-65”). ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations will be accounted for by applying the acquisition method. Accordingly, transactions costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. GAAP. ASC 810-10-65 will require non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements.

Foreign Currency Translation. Effective January 1, 2009, we determined that the functional currency of our corporate entities in Morocco, Turkey, Canada and Romania had changed from the U.S. Dollar to the Moroccan Dirham, Turkish Lira, Canadian Dollar and the Romanian New Leu, respectively. We have entered into contractual obligations and commitments that will result in increasingly significant levels of transactions conducted in these currencies. In recognition of these contractual obligations and commitments combined with the resulting increases in future revenues and expenditures in these countries, we determined the appropriate functional currency was the local currency for each of these subsidiaries.

We follow ASC 830, Foreign Currency Matters (“ASC 830”). ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from re-measuring transactions and monetary accounts in a currency other than the functional currency are included in earnings. For certain of our controlled entities, translation adjustments result from the process of translating the functional currency of subsidiary financial statements into the U.S. Dollar reporting currency. These translation adjustments are reported separately and accumulated in the balance sheet as a component of accumulated other comprehensive income (loss). The accounting basis of the assets and liabilities affected by the change are adjusted to reflect the difference between the exchange rate when the asset or liability arose and the exchange rate on the date of the change.

Other Recent Accounting Pronouncements and Reporting Rules

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The update provides amendments to ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) that require more robust disclosures about: (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our financial statements.

The United States Congress passed the Dodd-Frank Act in 2010. Among other requirements, the law requires companies in the oil and gas industry to disclose payments made to the U.S. federal government and all foreign governments. The SEC was directed to develop the reporting requirements in accordance with the law. The SEC has issued preliminary guidance and is seeking feedback thereon from all interested parties. The preliminary rules indicated that payment disclosures would be required at a project level within the Annual Report on Form 10-K beginning with the year ended December 31, 2012. We cannot predict the final disclosure requirements that will be required by the SEC.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Results of Operations – Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Revenue. Total crude oil and natural gas sales increased to $69.8 million in the year ended December 31, 2010, from $27.7 million realized in 2009. The increase was the result of increased production in the Selmo oil field, additional production in the Arpatepe oil field and new production in the Thrace Basin gas fields. The increase was also due to the increase in the average price received for our oil production. We recorded $15.7 million in oilfield services revenue during 2010, compared to $1.6 million in oilfield services revenue during the same period in 2009. The increase was due to an increase in oilfield drilling services provided to third parties and seismic services provided to third parties in 2010.

Production. We produced 689,823 net Bbls of crude oil in Turkey in 2010 at an average rate of 1,890 Bbls per day. Substantially all of our oil production in 2010 was generated from the Selmo oil field in Turkey. We produced 417,071 net Bbls of crude oil in 2009. We produced approximately 1,707 Mmcf of natural gas in Turkey in 2010 at an average rate of approximately 9,100 Mcf per day. The majority of our natural gas production in 2010 was generated from the Thrace Basin gas fields in Turkey. We produced a nominal amount of natural gas in 2009.

Production Expenses. Production expenses for the year ended December 31, 2010 increased to $20.3 million from $10.2 million in the year ended December 31, 2009. The increase in production expenses was the result of the acquisition of Amity in the third quarter of 2010 and an overall increase in production.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs increased to $32.6 million in the year ended December 31, 2010 compared to $24.8 million for the year ended December 31, 2009. The increase was primarily due to increased abandonment expense in Morocco.

Seismic and Other Exploration. Seismic and other exploration costs increased to $12.3 million for the year ended December 31, 2010, compared to $10.5 million for the year ended December 31, 2009. The increase was due primarily to increased exploration activity in Turkey.

International Oil and Gas Activities. During 2010, we continued significant activities in foreign countries to establish our drilling services and exploration and production support functions, including inventory yards, personnel, transportation and fuel, consulting, legal, accounting, travel and other costs. These expenses are necessary to further our identification and development of business opportunities but are not identifiable to specific capital projects. The following table presents exploration expenditures by country:

	For the Year Ended
(in thousands)	December 31, 2010	December 31, 2009
Turkey	$18,176	$4,594
Morocco	4,494	4,485
Romania	602	586
Other and unallocated	386	2,684

Total	$23,658	$12,349

General and Administrative Expense. General and administrative expense was $29.7 million for the year ended December 31, 2010, compared to $16.1 million for the year ended December 31, 2009, primarily due to the expansion of our operating activities during 2010. We also recorded $1.7 million in transaction expenses relating to the acquisition of Amity and Petrogas during 2010. In addition, we recorded share-based compensation expense of $2.0 million during 2010, compared to $1.6 million for 2009.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $28.2 million for the year ended December 31, 2010, compared to $7.9 million in depreciation, depletion and amortization expense in 2009. The increase was due primarily to drilling services equipment put into service in 2010 and the acquisition of Amity and Petrogas.

Other Comprehensive Loss (Gain). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency. Foreign currency translation adjustment for 2010 decreased to a $7.8 million loss from a $9.6 million gain for 2009 due to the strengthening of the U.S. Dollar compared to the foreign currencies of the other countries in which we operate.

Comprehensive Loss. The comprehensive loss for the year ended December 31, 2010 was $78.9 million, compared to a comprehensive loss of $52.5 million for the year ended December 31, 2009. The comprehensive loss for 2010 is primarily composed of exploration, abandonment and impairment expense of $32.6 million, general and administrative expense of $29.7 million, depreciation, depletion and amortization expenses of $28.2 million, production expenses of $20.3 million and seismic and other exploration costs of $12.3 million.

Net Loss Attributable to Common Shareholders. Net loss attributable to common shareholders for the year ended December 31, 2010 was $71.2 million, or $0.23 per share (basic and diluted), compared to $62.1 million, or $0.29 per share (basic and diluted), for the year ended December 31, 2009.

Results of Operations – Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

Revenue. Total crude oil and natural gas sales increased to $27.7 million in the year ended December 31, 2009 from $111,000 realized in 2008. The increase was the result of the acquisition of Incremental in the first quarter of 2009, as substantially all of our revenue in 2009 was derived from the sale of crude oil from the Selmo oil field in Turkey. We recorded $1.6 million in oilfield services revenue during 2009. We had no oilfield services revenue during the same period in 2008.

Production. We produced 417,071 net Bbls of crude oil in Turkey from March 5, 2009, the date of our acquisition of Incremental, through December 31, 2009 at an average rate of 1,402 Bbls per day. Substantially all of our production in 2009 was generated from the Selmo oil field in Turkey. We produced a nominal amount of crude oil in 2008.

Production Expenses. Production expenses for the year ended December 31, 2009 increased to $10.2 million from $73,000 in the year ended December 31, 2008. The increase in production expenses was the result of the acquisition of Incremental and its producing properties in the first quarter of 2009 and the acquisition of Talon and its producing properties in July 2009.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs increased to $24.8 million for the year ended December 31, 2009. The increase was primarily due to the abandonment of the Atesler-1 well in Turkey, the OZW-1 and HR-33 bis wells in Morocco, the Izvoru Beta, Izvoru Delta, Vanatori 227-T, and NG-04 wells in Romania, and two wells in California. We did not record any exploration, abandonment and impairment expense in 2008.

Seismic and Other Exploration. Seismic and other exploration costs increased to $10.5 million for the year ended December 31, 2009 compared to $7.9 million for the year ended December 31, 2008. The increase was due primarily to increased seismic exploration activity.

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

	For the Year Ended
(in thousands)	December 31, 2009	December 31, 2008
Turkey	$4,594	$917
Morocco	4,485	2,217
Romania	586	762
Other and unallocated	2,684	1,287

Total	$12,349	$5,183

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

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $7.9 million for the year ended December 31, 2009. We had $53,000 in depreciation, depletion and amortization expense in 2008 due to the write-down and sale of substantially all of our U.S. properties during 2007. The increase was due to the acquisition of Incremental in the first quarter of 2009 and drilling services equipment put in service during 2009.

Other Comprehensive Loss (Gain). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency. We recorded a $9.6 million gain for foreign currency translation adjustment in 2009 due to the devaluation of the U.S. Dollar compared to the foreign currencies of the other countries in which we operate. We recorded no foreign currency translation adjustment in 2008 because the functional currency of our foreign subsidiaries was the U.S. Dollar.

Comprehensive Loss. The comprehensive loss for the year ended December 31, 2009 was $52.5 million, compared to a comprehensive loss of $16.5 million for the year ended December 31, 2008. The comprehensive loss for 2009 was primarily composed of exploration, abandonment and impairment expense of $24.8 million, general and administrative expense of $16.1 million, production expenses of $10.2 million, seismic and other exploration costs of $10.5 million, depreciation, depletion and amortization expenses of $7.9 million, loss on derivatives of $1.9 million and foreign exchange loss of $3.4 million, primarily relating to our financing of the acquisition of Incremental in the first quarter of 2009.

Net Loss Attributable to Common Shareholders. Net loss attributable to common shareholders for the year ended December 31, 2009 was $62.1 million, or $0.29 per share (basic and diluted), compared to $16.5 million, or $0.25 per share (basic and diluted), for the year ended December 31, 2008.

Capital Expenditures

For the year ended December 31, 2010, we incurred $208.8 million in capital expenditures compared to capital expenditures of $126.2 million for the year ended December 31, 2009. The increase in capital expenditures was primarily due to the acquisition of Amity and Petrogas in the third quarter of 2010.

In 2011, we expect our capital expenditures will range between $125.0 million and $150.0 million. Approximately 50% of these anticipated expenditures will occur in the Thrace Basin in Turkey, devoted to developing conventional and unconventional natural gas production, building infrastructure and acquiring seismic data. Approximately 35% of these anticipated expenditures will occur in southeastern Turkey, devoted to developing crude oil production at Selmo and Arpatepe and drilling exploratory wells on various licenses. The balance of the estimated budget is divided between exploration activities in Morocco and Romania. We are seeking a joint venture partner to fund our anticipated capital expenditures in Bulgaria in 2011. If cash on hand, borrowings from our senior secured credit facility and cash flow from operations are not sufficient to fund our capital expenditures, then we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2011 capital budget is subject to change and could be reduced if we do not raise additional funds.

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

Liquidity and Capital Resources

Our primary sources of liquidity for 2010 were proceeds from the sale of our common shares, our cash and cash equivalents and borrowings under our various debt agreements. Our primary sources of liquidity for 2009 were proceeds from the sale of our common shares and our cash and cash equivalents. We expect that the acquisition of TBNG, if completed, will result in additional cash flow from operations.

At December 31, 2010, we had cash and cash equivalents of $34.7 million, $108.6 million in short-term debt, $30.1 million in long-term debt and a working capital deficit of $60.2 million compared to cash and cash equivalents of $90.5 million, $7.5 million in short-term debt, no long-term debt and working capital of $80.9 million at December 31, 2009. Cash used in operating activities during 2010 decreased to $43.5 million compared to cash used in operating activities of $50.8 million in 2009, primarily as a result of an increase in depreciation, depletion and amortization expense, exploration, abandonment and impairment expense, accounts payable and amortization of warrants, partially offset by an increase in accounts receivable.

Of our outstanding debt, $30.0 million is due May 25, 2011 and $73.0 million is due June 28, 2011. Should we be unable to raise additional financing, we will not have sufficient funds to continue operations beyond May 25, 2011, the maturity date of our credit agreement with Standard Bank. As a result, there is significant doubt regarding our ability to continue as a going concern. The continuing application of the going concern assumption is dependent upon our continuing ability to obtain the necessary financing to discharge our existing obligations, carry out our exploration and development programs, to fund ongoing operations and ultimately achieve profitable operations.

From September 30, 2010 through October 8, 2010, we closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per share, raising gross proceeds of $85.0 million. Net proceeds from the offering, after deducting the placement agency fee and estimated offering expenses, were approximately $80.6 million. We used $19.0 million of the net proceeds for the repayment of the principal amount and accrued interest under the loan and security agreement between Viking International and Dalea and used the remaining net proceeds for general corporate purposes.

On November 24, 2009, we closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States to accredited investors. In the aggregate, we sold 48,298,790 common shares at a price of Cdn $2.35 per common share, raising gross proceeds of approximately $106.9 million. Of the 48,298,790 common shares sold, we offered and sold 4,255,400 common shares to

Dalea. Concurrently with the offerings, we completed a Regulation D private placement to two accredited investors in the United States of 750,000 common shares at Cdn $2.35 per common share for gross proceeds to us of approximately $1.66 million. We used the net proceeds from this offering for our 2010 capital expenditure program and for general corporate purposes.

On June 22, 2009, we closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States to accredited investors. In the aggregate, we sold 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of approximately $143.1 million. Of the 98,377,300 common shares sold, 41,818,000 common shares were offered and sold by us to Dalea. We used $61.8 million of the net proceeds towards paying off a credit agreement with Dalea. The remaining portion of the net proceeds were used to fund our exploration and development activities and for general corporate purposes.

As of December 31, 2010, the outstanding principal amount of our debt was $138.6 million. Of this amount, $30.0 million is due by May 25, 2011 and $73.0 million is due by June 28, 2011. As a result, we forecast that we will need to either extend the maturity date of our existing debt or raise additional debt or equity financing to refinance our existing debt and to fund our operations, including our planned exploration and development activities, beyond May 25, 2011. To obtain these funds, we are considering a number of alternatives, including:

•	seeking an increase in the borrowing base under our senior secured credit facility; and

•	considering the issuance of common shares, public debt or private debt.

However, there is no assurance that our forecasts will prove to be accurate or that our efforts to raise additional debt or equity financing will be successful. If we are unable to secure additional funds, we may not have sufficient funds to continue operations beyond May 25, 2011, the maturity date of our short-term secured credit agreement with Standard Bank. The inability to secure additional funding when and as needed could have a material adverse effect on our operations and financial condition.

In addition to cash, cash equivalents and cash flow from operations, at December 31, 2010, we had stand-by credit agreements with a Turkish bank, a short-term secured credit agreement, a loan with a Turkish bank, a credit agreement with Dalea, a senior secured credit facility and a term note with Viking Drilling, each of which is discussed below.

TEMI Credit Agreement. TEMI is a party to unsecured non-interest bearing stand-by credit agreements with a Turkish bank. At December 31, 2010, there were outstanding borrowings of 195,000 Turkish Lira (approximately $126,000), bank guarantees totaling 802,000 Turkish Lira (approximately $516,000) and $940,000 (approximately 1.5 million Turkish Lira) of bank guarantees primarily related to TEMI’s Istanbul office lease under these lines.

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

The short-term secured credit agreement matures on May 25, 2011, although TransAtlantic Worldwide may prepay the amounts due under the short-term secured credit agreement at any time before maturity without penalty. Borrowings under the short-term secured credit agreement accrue interest at a rate of LIBOR plus the applicable margin. The applicable margin equals 3.75% for interest that accrued before November 23, 2010, 4.00% for interest that accrued on or after November 23, 2010 and before February 20, 2011, and 4.25% for interest that accrues on or after February 20, 2011 and before May 25, 2011. In addition, TransAtlantic Worldwide paid an arrangement fee of $750,000, and is required to pay (i) a commitment fee of no less than 2.5% of the aggregate principal amount of any future debt financing that is arranged or underwritten by Standard Bank if such debt financing is applied to refinance any portion of the indebtedness under the short-term secured credit agreement and (ii) a commitment fee equal to 2.5% of the amount of any increased commitments arranged by Standard Bank if partial or complete repayment of the short-term secured credit agreement is financed through an increase in the commitments under the senior secured credit facility.

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

Events of default under the short-term secured credit agreement include, but are not limited to, failure to pay principal or interest when due, inaccuracy of representations or warranties, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, the award of certain monetary judgments, and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) TransAtlantic Worldwide’s failure to own, of record and beneficially, all of the equity of Amity or Petrogas; (ii) the failure by Amity or Petrogas to own or hold, directly or indirectly, all of the interests granted to them pursuant to certain hydrocarbon licenses designated in the short-term secured credit agreement; or (iii) (a) Mr. Mitchell ceases for any reason to be the chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis; provided that, if Mr. Mitchell ceases to be chairman of the our board of directors by reason of his death or disability, such event shall not constitute a matured event of default unless we have not appointed a successor reasonably acceptable to Standard Bank within 60 days of the occurrence of such event. If an event of default shall occur and be continuing, all borrowings under the short-term secured credit agreement will bear an additional interest rate of 2.0% per annum. In the case of an event of default upon bankruptcy or insolvency, all amounts payable under the short-term secured credit agreement become immediately due and payable. In the case of any other event of default, all amounts due under the short-term secured credit agreement may be accelerated by Standard Bank or the administrative agent.

At December 31, 2010, we had borrowed $30.0 million and had no availability under the short-term secured credit agreement.

Viking International Equipment Loan. On July 21, 2010 and December 30, 2010, Viking International entered into a secured credit agreement with a Turkish bank to fund the purchase of vehicles. The credit agreement has a term of 48 months and matures on July 20, 2014, bears interest at an annual rate of 3.84% and is secured by the vehicles purchased with the proceeds of the loan. There is no further availability under the credit agreement. At December 31, 2010, the outstanding balance under the secured credit agreement was $2.9 million.

Dalea Credit Agreement. On June 28, 2010, we entered into a credit agreement with Dalea. The purpose of the credit agreement was (i) to fund the acquisition of all of the shares of Amity and Petrogas, and (ii) for general corporate purposes.

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

The credit agreement contains certain covenants that limit our ability to, among other things, (i) make, give, create or permit or attempt to make, give or create any mortgage, charge, lien or encumbrance over any of our assets or any subsidiary’s assets (subject to certain specified exceptions), (ii) change our name or jurisdiction of organization, (iii) declare or provide for any dividends or other similar payments, (iv) redeem or repurchase any of our shares, (v) make or permit the sale of, or disposition of, any substantial or material part of our business, assets or undertaking or that of any subsidiary, (vi) borrow or cause any subsidiary to borrow money from any person (subject to certain specified exceptions) without obtaining and delivering a duly signed assignment and postponement of claim by such person in form and terms satisfactory to Dalea, (vii) pay out or permit the payment of any shareholder loans or other indebtedness to non-arm’s length parties by us or any subsidiary, or (viii) guarantee or permit the guarantee of the obligations of any other person by us or any subsidiary except in the ordinary course of business. In addition, any proceeds received by us or any subsidiary from any debt financings (subject to certain specified exceptions) must be used to repay amounts outstanding under the credit agreement, net of reasonable transaction and financing costs. We (or any subsidiary) are also required to repay amounts outstanding under the credit agreement from (i) any proceeds of any equity issuance received from Mr. Mitchell, his immediate family or any entities owned or controlled by Mr. Mitchell or his immediate family (collectively, the “Mitchell Family”), and (ii) all proceeds of any equity issuance in excess of $75.0 million (excluding any proceeds received from the Mitchell Family), net of reasonable transaction costs. Amounts repaid under the credit agreement cannot be reborrowed. We paid for Dalea’s reasonable legal fees and other expenses incidental to the completion of the credit agreement.

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

At December 31, 2010, we had borrowed $73.0 million under the Dalea credit agreement. No further borrowings are permitted under the Dalea credit agreement.

Dalea Loan and Security Agreement. On June 28, 2010, Viking International entered into a loan and security agreement with Dalea. The purpose of the loan and security agreement was to fund the purchase of equipment and for general corporate purposes. The initial advance under the loan and security agreement was $18.5 million and was secured by (i) the equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of, each of the foregoing.

Amounts due under the loan and security agreement accrued interest at a rate of 10% per annum. Viking International borrowed an aggregate of $18.5 million under the loan and security agreement and paid approximately $485,000 in interest. We repaid the loan in full on September 30, 2010, and on December 31, 2010, the loan and security agreement was terminated.

Senior Secured Credit Facility. On December 21, 2009, our wholly-owned subsidiaries, DMLP, TEMI, Talon and TAT (collectively, the “Borrowers”), entered into a three year senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA. The senior secured credit facility is guaranteed by us and each of Incremental Petroleum (Selmo) Pty Ltd, TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide.

The amount drawn under the senior secured credit facility may not exceed the lesser of (i) a borrowing base, and (ii) the maximum aggregate commitments provided by the lenders. The borrowing base is the present value of our hydrocarbon reserves in Turkey up to a maximum of $250 million. The borrowing base is currently $37.0 million and is re-determined at least semi-annually based on our hydrocarbon reserves in Turkey at December 31st and June 30th of each year. At December 31, 2010, the lenders had aggregate commitments of $45.0 million. On June 21, 2011 and each three month anniversary thereof, the lenders’ commitments under the senior secured credit facility are subject to reduction by 14.3% of their commitments existing on March 21, 2011.

The senior secured credit facility matures on the earlier of (i) December 21, 2012 or (ii) the date that our hydrocarbon reserves in Turkey are determined to be less than 25% of the amount shown in the May 7, 2009 reserve report prepared by RPS Energy Pty. Ltd. The senior secured credit facility includes a letter of credit sub-limit of up to $10 million. Loans under the senior secured credit facility accrue interest at a rate of three month LIBOR plus 6.25% per annum. If an event of default shall occur and be continuing, all loans under the senior secured credit facility will bear an additional interest rate of 2.0% per annum. At December 31, 2010, we had borrowed $25.0 million and had availability of $20.0 million under the senior secured credit facility.

In addition, we are required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to 3.125% per annum of the average daily unused and uncancelled portion of each lender’s commitment under the senior secured credit facility, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount available to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to Standard Bank or (b) 6.25% for all other letters of credit.

The senior secured credit facility is secured by (i) receivables payable under each Borrower’s hydrocarbon sales contracts; (ii) the Borrowers’ bank accounts which receive the payments due under Borrowers’ hydrocarbon sales contracts; (iii) the shares of each of the Borrowers; and (iv) substantially all of the present and future assets of the Borrowers.

During a measurement period of the four most recently completed fiscal quarters occurring on or after March 31, 2010, the financial covenants under the senior secured credit facility require each of the Borrowers to maintain a:

•	ratio of total debt to EBITDAX of less than 2.50 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to interest expense of greater than 4.00 to 1.00; and

•	ratio of current assets to current liabilities of not less than 1.10 to 1.00.

At December 31, 2010, we were in compliance with the above ratios. The senior secured credit facility defines EBITDAX as net income (excluding extraordinary items) plus, to the extent deducted in calculating such net income, (i) interest expense (excluding interest paid in kind, non-cash interest expense and interest on subordinated intercompany debt), (ii) income tax expense, (iii) depreciation and amortization expense, (iv) amortization of intangibles (including goodwill) and organization costs, (v) any extraordinary, unusual or non-recurring non-cash expenses or losses, (vi) expenses incurred in connection with oil and gas exploration activities entered into in the ordinary course of business, (vii) transaction costs, expenses and fees incurred in connection with the negotiation, execution and delivery of the senior secured credit facility and the related loan documents, and (viii) any other non-cash charges, minus, to the extent included in calculating net income, (a) any extraordinary, unusual or non-recurring income or gains (including gains on the sales of assets outside of the ordinary course of business), and (b) any other non-cash income or gains.

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

An event of default under the senior secured credit facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, including failure to timely deliver to the lenders copies of our 2011 audited annual financial statements without a going concern note or similar qualification, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial tests and ratios and the occurrence of a material adverse effect. We obtained a waiver from the lenders concerning our obligation to timely deliver our 2010 audited financial statements without a going concern note. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or to exercise, directly or indirectly, day-to-day management and operational control of the Borrowers; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the senior secured credit facility agreement; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person, group or company, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis. Provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute a matured event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event. If an event of default shall occur and be continuing, all loans under the senior secured credit facility will bear an additional interest rate of 2.0% per annum. In the case of an event of default upon bankruptcy or insolvency, all amounts payable under the senior secured credit facility become immediately due and payable. In the case of any other event of default, all amounts due under the senior secured credit facility may be accelerated by the lenders or the administrative agent. Borrowers have certain rights to cure an event of default arising from a violation of the interest coverage ratio or leverage ratio by obtaining cash equity or loans from us.

Pursuant to the senior secured credit facility, TEMI entered into costless derivative contracts and three-way collar contracts with Standard Bank and BNP Paribas (Suisse) SA, which hedge the price of oil during 2011 and 2012. See “Item

7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.” If our borrowing base is increased in the future, we would be required under the senior secured credit facility to hedge additional volumes of oil.

Viking Drilling Note. On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable with Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. We paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which is comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. At December 31, 2010, the outstanding balance under this note was $7.7 million.

Promissory Note. On July 23, 2009, in connection with our acquisition of Talon, our wholly-owned subsidiary, TransAtlantic Worldwide, entered into an unsecured promissory note with the sellers in the amount of $1.5 million that was due on July 23, 2010. The note bore interest at a fixed rate of 3% per annum. On June 30, 2010, the sellers agreed to waive all interest under the note and reduce the principal to $1.47 million in exchange for early payment of the note. We paid the reduced note in full on June 30, 2010.

Credit Agreement. On November 28, 2008, we entered into a credit agreement with Dalea for the purpose of funding the all cash takeover offer by TransAtlantic Australia Pty. Ltd., our wholly-owned subsidiary, for all of the outstanding shares of Incremental. Pursuant to the credit agreement, as amended, until June 30, 2009, we could request advances from Dalea of (i) up to $62.0 million for the sole purpose of purchasing Incremental common shares in connection with the offer, plus related transaction costs and expenses; and (ii) up to $14.0 million for general corporate purposes. The total outstanding balance of the advances made under the credit agreement accrued interest at a rate of ten percent (10%) per annum, calculated daily and compounded quarterly. The loan was repaid in full on June 23, 2009, at which time the credit agreement was terminated. We borrowed an aggregate of $64.6 million under the loan and paid a total of $2.0 million in interest in 2009.

Contractual Obligations

The following table presents a summary of our contractual obligations at December 31, 2010:

	Payments Due By Year
	(In Thousands)
	Total	2011	2012	2013	2014	2015	Thereafter
Leases and other	$11,101	$4,556	$2,691	$1,194	$489	$437	$1,734
Contracts	36,550	31,050	5,500	—	—	—	—
Permits	21,880	19,880	2,000	—	—	—	—

Total	$69,531	$55,486	$10,191	$1,194	$489	$437	$1,734

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange and hedging contracts. A discussion of the market risk exposure in financial instruments follows. Our market risk sensitive instruments were entered into for hedging and investment purposes, not for trading purposes.

Interest Rate Risk

At December 31, 2010, our exposure to interest rate changes related primarily to borrowings under our senior secured credit facility, short-term secured credit agreement, credit agreement with Dalea and our amended and restated note with Viking Drilling. We are subject to interest rate risks associated with interest rate fluctuations on these outstanding borrowings, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Pursuant to our senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At December 31, 2010, we had $25.0 million in outstanding borrowings under the senior secured credit facility. The interest we pay on borrowings under the senior secured credit facility is equal to three-month LIBOR plus 6.25% per annum.

Pursuant to our short-term secured credit agreement with Standard Bank, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At December 31, 2010, we had $30.0 million in outstanding borrowings under the short-term secured credit agreement. The interest we pay on borrowings under the short-term secured credit agreement is equal to LIBOR plus 4.25% per annum for interest that accrues on or after February 20, 2011 and before May 25, 2011.

Pursuant to our credit agreement with Dalea, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At December 31, 2010, we had $73.0 million in outstanding borrowings under the credit agreement. The interest we pay on borrowings under this credit agreement is equal to three-month LIBOR plus 2.50% per annum.

Pursuant to our amended and restated note with Viking Drilling, we are subject to interest rate risks associated with interest rate fluctuations on outstanding floating rate borrowings. At December 31, 2010, we had $7.7 million in outstanding borrowings under this promissory note. The interest we pay on borrowings under this note is equal to LIBOR plus 6.25% per annum.

At December 31, 2010, we had approximately $135.8 million in outstanding floating rate borrowings. A hypothetical 1% change in interest rates as of December 31, 2010 would result in an increase or decrease in our interest costs of approximately $1.4 million per year.

Foreign Currency Risk

We are subject to changes in foreign currency exchange rates as a result of our operations in foreign countries. The assets, liabilities and results of operations of our foreign operations are measured using the functional currency of such foreign operation. The functional currency for each of our corporate entities in Turkey, Morocco, Bulgaria and Romania is the local currency. The functional currency for TransAtlantic Petroleum Ltd. is the U.S. Dollar. The functional currency of TransAtlantic Petroleum Ltd. changed from the Canadian Dollar to the U.S. Dollar effective October 1, 2009, the date upon which TransAtlantic Petroleum Ltd. continued its existence out of Canada to Bermuda. As a result, translation adjustments will result from the process of translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. Our currency exposures primarily relate to the Turkish Lira, as our largest subsidiaries measure their assets, liabilities and results of operations using the Turkish Lira. Such translation adjustments are recorded on our Consolidated Balance Sheets as a component of accumulated other comprehensive income. As of December 31, 2010 and December 31, 2009, we recorded $1.8 million and $9.6 million, respectively, in accumulated other comprehensive income as a result of translation adjustments. In addition, for the years ended December 31, 2010 and 2009, we incurred a loss of $7.8 million and a gain of $9.6 million, respectively, on our Consolidated Statements of Operations and Comprehensive Loss for foreign currency translation and adjustment.

We are also subject to foreign currency exposures as a result of our operations in the other foreign countries in which we operate and foreign currency fluctuations as crude oil prices received are referenced in U.S. Dollar-denominated prices. We record foreign exchange (gain) loss on our Consolidated Statements of Operations and Comprehensive Loss as a component of other expense (income) for gains and losses which result from re-measuring transactions and monetary accounts into the functional currency in earnings. For the years ended December 31, 2010 and 2009, we recorded a foreign exchange gain of $0.8 million and a foreign exchange loss of $3.4 million, respectively.

As of December 31, 2010, we had 3.8 million Turkish Lira (approximately $2.4 million) in cash and cash equivalents that are remeasured into the functional currency using the period-end exchange rate, with such re-measurement gains or losses recorded in foreign exchange (gain) loss. We estimate that a 10% change in the exchange rates would impact such cash balances and our net loss by approximately $240,000. We have not used foreign currency forward contracts to manage exchange rate fluctuations.

Commodity Price Risk

Our revenues are derived from the sale of crude oil and natural gas production. The prices for oil and natural gas are extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions.

Pursuant to our senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA, at least one of the Borrowers is required to maintain commodity derivative contracts with Standard Bank and BNP Paribas (Suisse) SA. In December 2009, TEMI entered into costless derivative contracts with Standard Bank and BNP Paribas (Suisse) SA, which hedge the price of oil during 2011 and 2012. In April 2010, TEMI entered into three-way collar contracts and additional costless derivative contracts with Standard Bank and BNP Paribas (Suisse) SA, which hedge the price of oil during 2011 and 2012. Pursuant to our senior secured credit facility, we cannot enter into hedge agreements that, when aggregated with any other hydrocarbon hedge agreement then in effect, covers notional volumes in excess of 75% of the reasonably projected production volumes attributable to our proved developed reserves.

The derivative contracts economically hedge against the variability in cash flows associated with the forecasted sale of our future oil production. While the use of the hedging arrangements will limit the downside risk of adverse price movements, it may also limit future gains from favorable movements.

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

The three-way collar contracts consist of a purchased put, a sold call and a purchased call. The purchased put establishes a lower limit “floor” price, the sold call establishes an upper limit “ceiling” price and the purchased call establishes a “second floor” price on the hedged volumes. The three-way collar contracts require our counterparty to pay us if the settlement price for any settlement period is below the floor price. We are required to pay our counterparty if the settlement price for any settlement period is above the ceiling price but below the second floor price, and our counterparty is required to pay us if the settlement price for any settlement period is above the second floor price. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price. The three-way collar contracts are settled monthly.

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value in earnings as they occur. We recognize unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our consolidated statement of operations under the caption “(Gain) loss on commodity derivative contracts.” Settlements of derivative contracts are included in operating activities on our Consolidated Statements of Cash Flows. If commodity prices decrease, this commodity price change could have a positive impact to our earnings. Conversely, if commodity prices increase, this commodity price change could have a negative effect on our earnings. Each derivative contract is evaluated separately to determine its own fair value. During the year ended December 31, 2010, we recorded a net unrealized loss on commodity derivative contracts of $1.6 million. We recorded a net unrealized loss on commodity derivative contracts of $1.9 million in 2009.

The following tables summarize our outstanding derivatives contracts with respect to future crude oil production as of December 31, 2010:

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	January 1, 2011 — December 31, 2011	1,060	$64.39	$101.32	$(1,342)
Collar	January 1, 2012 — December 31, 2012	960	$64.69	$106.98	(1,571)

					$(2,913)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	January 1, 2011 — December 31, 2011	240	$70.00	$100.00	$129.50	$(270)
Three-way collar contract	January 1, 2012 — December 31, 2012	240	$70.00	$100.00	$129.50	(334)

						$(604)

Item 8.	Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Acquisition of Amity and Petrogas

On August 25, 2010, we acquired Amity and Petrogas. For purposes of determining the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2010, and any change in our internal control over financial reporting for the fourth quarter of 2010, management has excluded the internal control over financial reporting of Amity and Petrogas from its evaluation of these matters. The acquired businesses represent approximately 22.8% of our consolidated total assets at December 31, 2010 and approximately 8.1% of our consolidated net income for the year ended December 31, 2010. Any material change to our internal control over financial reporting due to the acquisition of Amity and Petrogas will be disclosed in our annual report for the year ending December 31, 2011 in which our assessment that encompasses Amity and Petrogas will be included.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2010, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, which excluded the internal control over financial reporting of Amity and Petrogas, and as a result of the material weaknesses in internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level. See “—Acquisition of Amity and Petrogas.”

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its evaluation, which excluded the internal control over financial reporting of Amity and Petrogas, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010 because of the identification of the material weaknesses identified below. See “—Acquisition of Amity and Petrogas.”

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the material weaknesses described below:

•

We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. This control deficiency, which is pervasive in nature, could contribute to a material misstatement in the financial statements not being prevented or detected on a timely basis. Specifically, we did not maintain a tone and control consciousness that consistently emphasized adherence to timely and accurate financial reporting and enforcement of the Company’s policies and procedures. This control deficiency fostered a lack of sufficient appreciation for internal control over financial reporting and resulted in an ineffective process for monitoring the adherence of the Company’s policies and procedures and was a contributing factor in the other material weaknesses described below.

•

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP and in internal control over financial reporting commensurate with our financial reporting requirements and business environment. Because of this deficiency, which is pervasive in nature, we recorded material post-closing adjustments to our 2010 consolidated financial statements and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

•

We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to an ongoing program to manage identified fraud risks. This deficiency, which is pervasive in nature, did not result in a misstatement to the financial statements. However, in combination with the other material weaknesses, this deficiency results in a reasonable possibility that a material misstatement to the annual financial statements would not be prevented or detected on a timely basis.

•

We did not design and maintain effective controls for the review, supervision and monitoring of our accounting operations throughout the organization and for monitoring and evaluating the adequacy of our internal control over financial reporting. Specifically, our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively and there were insufficient policies and procedures to effectively determine the adequacy of our internal control over financial reporting. Because of this deficiency, which is pervasive in nature, we recorded material post-closing adjustments to our 2010 consolidated financial statements and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

•

We did not maintain effective controls over the preparation, review and approval of all financial statement account reconciliations. Because of this deficiency, which is pervasive in nature, we recorded material post-closing adjustments to our 2010 consolidated financial statements and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

•

We did not maintain effective controls over the recording and monitoring of intercompany accounts. Specifically, effective controls were not designed and in place to ensure that intercompany balances were completely and accurately classified and reported in our underlying accounting records and to ensure proper elimination as part of the consolidation process. Because of this deficiency, which is pervasive in nature, we recorded material post-closing adjustments to our 2010 consolidated financial statements and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

•

We did not maintain effective controls over the re-measurement and translation of our foreign entity account balances. Specifically, effective controls were not designed and in place to ensure that foreign exchange gains, losses and cumulative translation adjustments were appropriately calculated and recorded in the respective accounts of our foreign entities. Because of this deficiency, which is pervasive in nature, we recorded material post-closing adjustments to our 2010 consolidated financial statements and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

•

We did not maintain effective controls over the review, approval, documentation and recording of our journal entries. Specifically, effective controls were not designed and in place to ensure the existence, accuracy and completeness of the journal entries recorded, both recurring and non-recurring. Because of this deficiency, which is pervasive in nature, we recorded material post-closing adjustments to our 2010 consolidated financial statements and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

•

We did not maintain adequate controls to integrate the accounting functions of our foreign entities. Specifically, effective controls were not designed and in place to ensure that accounting data for our foreign operations was monitored for accuracy and timely communicated. Because of this deficiency, which is pervasive in nature, we recorded material post-closing adjustments to our

2010 consolidated financial statements and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

•

We did not maintain effective controls over our information technology general controls. Specifically, appropriate policies and procedures were not in place with respect to access, program changes and system security. This control deficiency contributed in part to other control deficiencies noted such as those related to intercompany accounts and over the re-measurement and translation of our foreign entity account balances. This control deficiency, which is pervasive in nature, could contribute to a material misstatement in the financial statements not being prevented or detected on a timely basis.

•

We did not maintain an effective period-end financial statement closing process. Specifically, effective controls were not designed and in place to ensure detailed reviews and verification of inputs related to the analysis of accounts or transactions and schedules supporting financial statement amounts and disclosures. Because of this deficiency, which is pervasive in nature, we recorded material post-closing adjustments to our 2010 consolidated financial statements and there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report, dated April 21, 2011, which appears herein.

Management’s Plan for Remediation of Material Weaknesses

Because our internal control over financial reporting was not effective for two consecutive years, our management has developed a plan intended to remediate our material weaknesses and to strengthen our internal control over financial reporting by December 31, 2011 through the implementation of the following remedial measures:

•

Staffing. In February 2011, we hired a vice president of accounting. The new vice president of accounting will reside in Istanbul. He has the necessary training and experience required to oversee the consistent application of U.S. GAAP. He has experience working for a U.S. company in an international environment. Further, he has considerable experience in training local accountants to apply U.S. GAAP. We will hire a chief financial officer who has previous experience with a U.S. public company with foreign operations. We will hire additional accountants with U.S. GAAP experience, who will either reside in Istanbul or spend considerable time in Istanbul. We will hire a full time accountant, whose responsibilities will be the monitoring the effectiveness of our internal control over financial reporting and remediating deficiencies in our internal control over financial reporting. That accountant will also be responsible to ensure we maintain an effective anti-fraud program. We will also have additional staff in Istanbul, including staff that would otherwise work in the Dallas office, until such time as management is satisfied that we are effectively implementing the plan to establish effective internal control over financial reporting. We may conclude that certain accounting functions that are expected to be performed in Istanbul may need to be performed in Dallas, if attracting and retaining sufficient accountants with U.S. GAAP experience in Istanbul becomes impractical.

•

Integration of accounting functions. In July 2010, we implemented a new accounting system that replaced the legacy accounting system we acquired in the acquisition of Incremental. After the implementation of the new software, however, there were still separate and distinct accounting systems located in Istanbul (used for our Turkish subsidiaries) and Dallas (used for consolidating and reporting, and for accounting for our holding companies and Moroccan, Bulgarian and Romanian subsidiaries). Immediately following the filing of our Annual Report on Form 10-K, we will combine the two databases into one database in Istanbul, effective for all activity from January 1, 2011. The combined database will have full multicurrency functionality and be largely able to generate U.S. GAAP reports for individual subsidiaries. We believe this will improve the accuracy of data entered in the system, including reducing the incidence of conflicting or redundant entries. Because the data will all be on one system the timeliness of our financial statement closing process will improve. Further, because the underlying data will largely reflect activity recorded in accordance with U.S. GAAP, the number of adjusting entries will be reduced, and the timeliness of consolidating will improve. As a result, we expect to substantially improve the timeliness of our financial reporting.

•

Monitoring function. We intend to develop procedures by June 30, 2011 that will assist management, including those with the responsibility for drafting and reviewing financial statements, with monitoring the performance of control activities performed at both our Istanbul and Dallas offices. Our internal control accountant will play a key role in this process. In addition, our chairman, chief executive officer, chief financial officer and vice president of accounting will regularly meet to monitor progress, identify continuing deficiencies, and make any necessary adjustments to personnel or our plan to ensure the effective implementation of remedial measures.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 11.	Executive Compensation.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 14.	Principal Accounting Fees and Services.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of Report.

1.	Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated July 3, 2010, by and between TransAtlantic Worldwide, Ltd., Zorlu Enerji Elektrik Üretim A.Ş. and Zorlu Holding A.Ş. (incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2010, filed with the SEC on July 9, 2010).

2.2	Purchase Agreement, dated January 28, 2011, by and between Direct Petroleum Exploration, Inc., TransAtlantic Worldwide, Ltd. and TransAtlantic Petroleum Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated January 28, 2011, filed with the SEC on February 3, 2011).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Registration Rights Agreement, dated February 18, 2011, by and between TransAtlantic Petroleum Ltd. and Direct Petroleum Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2011, filed with the SEC on February 24, 2011).

4.3	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.4*	Common Share Purchase Warrant, dated September 1, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP.

4.5	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the SEC on June 9, 2010).

10.1	Service Agreement, effective as of May 1, 2008, by and among TransAtlantic Petroleum Corp., Longfellow Energy, LP, Viking Drilling, LLC, Longe Energy Limited and Riata Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2008, filed with the SEC on February 12, 2009).

10.2	Amendment to Service Agreement, effective as of October 1, 2008, by and among TransAtlantic Petroleum Corp., Longfellow Energy, LP, Viking Drilling, LLC, Longe Energy Limited, MedOil Supply LLC and Riata Management, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 6, 2008, filed with the SEC on February 12, 2009).

10.3*	Agreement for Management Services, dated December 15, 2009, by and between Viking

International Limited and Viking Drilling, LLC.

10.4	Amendment to Management Service Agreement, dated August 5, 2010, by and between Viking International Limited and Viking Drilling, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2010).

10.5	Management Services Agreement, dated August 5, 2010, by and between Viking International Limited and Maritas A.S. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2010).

10.6	Agreement for Management Services, dated September 28, 2010, by and between Viking International Limited and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2010, filed with the SEC on September 28, 2010).

10.7	Credit Agreement, dated as of December 21, 2009, by and among DMLP, Ltd., Talon Exploration, Ltd., TransAtlantic Turkey, Ltd. and TransAtlantic Exploration Mediterranean International Pty. Ltd., as borrowers, Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Worldwide, Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Petroleum Ltd., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc, as letter of credit issuer, administrative agent, collateral agent and technical agent (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to the Current Report on Form 8-K/A dated December 21, 2009, filed with the SEC on January 7, 2010).

10.8	Credit Agreement, dated as of June 28, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2010, filed with the SEC on July 1, 2010).

10.9	Credit Agreement, dated as of August 25, 2010, by and between TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated August 24, 2010, filed with the SEC on August 30, 2010).

10.10	Amendment to Credit Agreement, dated as of December 20, 2010, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2010, filed with the SEC on December 29, 2010).

10.11	Amendment to Credit Agreement, dated as of February 28, 2011, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2011, filed with the SEC on March 8, 2011).

10.12*	Amended and Restated Note, dated February 19, 2010, by and between Viking International Limited and Viking Drilling, LLC.

10.13*	Domestic Crude Oil Purchase/Sale Agreement, dated as of January 26, 2009, by and between Türkiye Petrol Rafinerileri A.Ş. and TransAtlantic Exploration Mediterranean International Pty. Ltd.

10.14*	Domestic Crude Oil Swap Agreement, effective as of January 1, 2010, by and between Türkiye Petrolleri A.O. and TransAtlantic Exploration Mediterranean International Pty. Ltd.

10.15*	Option Agreement, dated November 8, 2008, by and between TransAtlantic Worldwide, Ltd. and Mustafa Mehmet Corporation.

10.16†	Executive Employment Agreement, effective July 1, 2005, by and between TransAtlantic Petroleum Corp. and Scott C. Larsen (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.17†	Management Agreement, effective April 1, 2006, by and between TransAtlantic Worldwide, Ltd. and Charles Management Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.18†	Participating Interest Agreement, effective July 11, 2005, by and among TransAtlantic Worldwide, Ltd., TransAtlantic Petroleum Corp. and Scott C. Larsen (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.19†	Amended and Restated Stock Option Plan (2006) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.20	Warrant Indenture, dated December 1, 2006, by and between TransAtlantic Petroleum Corp. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 20-F, filed with the SEC on October 9, 2007).

10.21†	Executive Employment Agreement, effective January 1, 2008, by and between TransAtlantic Petroleum Corp. and Jeffrey S. Mecom (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 20-F, filed with the SEC on May 14, 2008).

10.22†	Executive Employment Agreement, effective May 1, 2008, by and between TransAtlantic Petroleum Corp. and Hilda Kouvelis (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 20-F, filed with the SEC on May 14, 2008).

10.23†	Letter Agreement, dated January 31, 2011, by and between TransAtlantic Petroleum Ltd. and Hilda Kouvelis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 28, 2011, filed with the SEC on February 3, 2011).

10.24	Form of Common Share Purchase Warrant, dated April 2, 2009, by and between TransAtlantic Petroleum Corp. and holders of options to purchase shares of Incremental Petroleum Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 27, 2009).

10.25†	TransAtlantic Petroleum Corp. 2009 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed by TransAtlantic Petroleum Corp. with the SEC on April 30, 2009).

10.26†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 16, 2009, filed with the SEC on June 22, 2009).

10.27†	Form of Share Option Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on November 2, 2009).

10.28	Amendment to Credit Agreement, dated as of April 1, 2011, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders as defined in the Credit Agreement, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2011, filed with the SEC on April 6, 2011).

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton, dated March 7, 2011.

†	Management contract or compensatory plan arrangement
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 2011

TRANSATLANTIC PETROLEUM LTD.

/S/ MATTHEW W. MCCANN
Matthew W. McCann, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ MATTHEW W. MCCANN Matthew W. McCann	Chief Executive Officer (Principal Executive Officer)	April 21, 2011

/S/ HILDA D. KOUVELIS Hilda D. Kouvelis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer/Controller)	April 21, 2011

/S/ N. MALONE MITCHELL, 3RD N. Malone Mitchell, 3rd	Chairman	April 21, 2011

/S/ BOB G. ALEXANDER Bob G. Alexander	Director	April 21, 2011

/S/ BRIAN E. BAYLEY Brian E. Bayley	Director	April 21, 2011

/S/ SCOTT C. LARSEN Scott C. Larsen	Director	April 21, 2011

/S/ ALAN C. MOON Alan C. Moon	Director	April 21, 2011

/S/ MEL G. RIGGS Mel G. Riggs	Director	April 21, 2011

/S/ MICHAEL D. WINN Michael D. Winn	Director	April 21, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

TransAtlantic Petroleum Ltd.

We have audited TransAtlantic Petroleum Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TransAtlantic Petroleum Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not maintain an effective control environment.

•

The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles and in internal control over financial reporting commensurate with its financial reporting requirements and business environment.

•	The Company did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to an ongoing program to manage identified fraud risks.

•

The Company did not design and maintain effective controls for the review, supervision and monitoring of its accounting operations throughout the organization and for monitoring and evaluating the adequacy of its internal control over financial reporting.

•	The Company did not maintain effective controls over the preparation, review and approval of all financial statement account reconciliations.

•	The Company did not maintain effective controls over the recording and monitoring of intercompany accounts.

•	The Company did not maintain effective controls over the re-measurement and translation of its foreign entity account balances.

•	The Company did not maintain effective controls over the review, approval, documentation and recording of its journal entries.

•	The Company did not maintain adequate controls to integrate the accounting functions of its foreign entities.

•	The Company did not maintain effective controls over its information technology general controls.

•	The Company did not maintain an effective period-end financial statement closing process.

TransAtlantic Petroleum Ltd. acquired Amity Oil International Pty. Ltd. (“Amity”) and Petrogas Petrol Gaz vs Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”) during 2010, and management excluded from its assessment of effectiveness of TransAtlantic Petroleum Ltd.’s internal control over financial reporting as of December 31, 2010, Amity’s and Petrogas’s internal control over financial reporting. The acquired businesses represent approximately 22.8% of the Company’s consolidated total assets at December 31, 2010 and approximately 8.1% of the Company’s consolidated net income for the year ended December 31, 2010. Our audit of internal control over financial reporting of TransAtlantic Petroleum Ltd. also excluded an evaluation of the internal control over financial reporting of Amity and Petrogas.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of TransAtlantic Petroleum Ltd. and subsidiaries. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated April 21, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, TransAtlantic Petroleum Ltd. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

Calgary, Canada

April 21, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TransAtlantic Petroleum Ltd.:

We have audited the accompanying consolidated balance sheets of TransAtlantic Petroleum Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransAtlantic Petroleum Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and significant commitments, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransAtlantic Petroleum Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 21, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Calgary, Canada

April 21, 2011

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

As of December 31, 2010 and 2009

(in thousands of U.S. dollars, except share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$34,676	$90,484
Accounts receivable
Oil and gas sales, net	23,077	6,926
Related party (note 18)	3,783	—
Other	6,326	2,827
Prepaid and other current assets	6,376	8,251
Deferred income taxes (note 13)	991	1,580

Total current assets	75,229	110,068

Property and equipment (note 7):
Oil and gas properties (successful efforts method)
Proved	157,508	66,313
Unproved	73,203	12,363
Drilling services and other equipment	174,654	106,641

	405,365	185,317
Less accumulated depreciation, depletion and amortization	(38,140)	(8,053)

Property and equipment, net	367,225	177,264
Other long-term assets:
Restricted cash (note 6)	7,956	7,780
Deposit on acquisition (note 20)	10,000	—
Deferred charges	1,596	1,904
Goodwill (note 5)	10,341	10,067

Total other assets	29,893	19,751

Total assets	$472,347	$307,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,842	$7,385
Accounts payable – related party (note 18)	969	1,075
Accrued liabilities	10,089	12,172
Settlement provision	240	240
Loans payable (note 10)	30,869	1,595
Loan payable – related party (notes 11 and 18)	75,804	5,906
Derivative liabilities (note 8)	1,612	762

Total current liabilities	135,425	29,135
Long-term liabilities:
Asset retirement obligations (note 9)	6,943	3,125
Accrued liabilities	724	—
Deferred income taxes (note 13)	22,641	9,056
Loan payable (note 10)	27,147	—
Loans payable – related party (note 11 and 18)	2,932	—
Derivative liabilities (note 8)	1,905	1,160

Total long-term liabilities	62,292	13,341

Total liabilities	197,717	42,476
Going concern (note 2)
Commitments and Contingencies (notes 10, 11, 16 and 17)

Shareholders’ equity (note 12):
Common shares, $0.01 par value, 1,000,000,000 shares authorized, issued and outstanding 336,442,984 as of December 31, 2010 and 303,265,456 as of December 31, 2009	3,364	3,033
Additional paid in capital	456,390	371,905
Additional paid in capital—warrants	9,583	5,435
Accumulated other comprehensive income	1,812	9,601
Accumulated deficit	(196,519)	(125,367)

Total shareholders’ equity	274,630	264,607

Total liabilities and shareholders’ equity	$472,347	$307,083

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2010, 2009 and 2008

(U.S. dollars and shares in thousands, except per share amounts)

	2010	2009	2008
Revenues:
Oil and gas sales	$69,839	$27,681	$111
Oilfield services	15,724	1,588	—

Total revenues	85,563	29,269	111
Costs and expenses:
Production	20,286	10,168	73
Exploration, abandonment and impairment	32,615	24,791	—
Seismic and other exploration	12,319	10,538	7,901
International oil and gas activities	23,658	12,349	5,183
General and administrative	29,730	16,129	3,592
Depreciation, depletion and amortization	28,219	7,942	53
Accretion of asset retirement obligations (note 9)	470	164	6

Total costs and expenses	147,297	82,081	16,808

Operating loss	61,734	52,812	16,697
Other expense (income):
Interest and other expense	8,841	2,748	116
Interest and other income	(353)	(213)	(338)
Loss on commodity derivative contracts (note 8)	1,624	1,922	—
Foreign exchange (gain) loss	(811)	3,449	—

Total other expense (income)	9,301	7,906	(222)
Loss before income taxes:	71,035	60,718	16,475

Current income tax expense	1,813	2,142	—
Deferred income tax benefit	(1,696)	(843)	—

Net loss	$71,152	$62,017	$16,475
Non controlling interest, net of tax	—	129	—

Net loss attributable to common shareholders	$71,152	$62,146	$16,475
Other comprehensive loss (gain)
Foreign currency translation adjustment	7,789	(9,601)	—

Comprehensive loss	$78,941	$52,545	$16,475

Net loss per common share attributable to common shareholders:
Basic and diluted net loss attributable to common shareholders, per common share	$0.23	$0.29	$0.25
Basic and diluted weighted average number of shares outstanding	312,488	212,320	66,524

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

For the years ended December 31, 2010, 2009 and 2008

(U.S. dollars and shares in thousands)

	Common Shares	Warrants (Number)	Common Shares ($)	Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2007	43,271	4,719	$—	$47,837	$1,108	$—	$(46,875)	$—	$2,070
Issuance of common shares	110,000	—	—	83,072	—	—	—	—	83,072
Issuance of warrants	—	10,000	—	—	5,228	—	—	—	5,228
Issuance costs	—	—	—	(1,199)	—	—	—	—	(1,199)
Exercise of stock options	247	—	—	149	—	—	—	—	149
Exercise of warrants	1,440	(1,440)	—	1,907	(395)	—	—	—	1,512
Expiration of warrants	—	(3,279)	—	713	(713)	—	—	—	—
Share-based compensation	—	—	—	583	—	—	—	—	583
Net loss attributable to common shareholders	—	—	—	—	—	—	(16,475)	—	(16,475)

Balance at December 31, 2008	154,958	10,000	—	133,062	5,228	—	(63,350)	—	74,940
Issuance of common shares	147,426	—	3,033	248,615	—	—	—	—	251,648
Issuance of shares and warrants in connection with the Incremental acquisition	102	830	—	71	207	—	—	—	278
Issuance costs	—	—	—	(12,058)	—	—	—	—	(12,058)
Exercise of stock options	780	—	—	575	—	—	—	—	575
Exercise of warrants	—	—	—	—	—	—	—	—	—
Expiration of warrants	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	1,640	—	—	—	—	1,640
Non-controlling interest	—	—	—	—	—	—	—	129	129
Foreign currency translation adjustments	—	—	—	—	—	9,601	—	—	9,601
Net loss attributable to common shareholders	—	—	—	—	—	—	(62,017)	(129)	(62,146)

Balance at December 31, 2009	303,266	10,830	3,033	371,905	5,435	9,601	(125,367)	—	264,607
Issuance of common shares	30,357	—	304	84,696	—	—	—	—	85,000
Issuance costs	—	—	—	(4,350)	—	—	—	—	(4,350)
Issuance of warrants	—	7,300	—	—	4,330	—	—	—	4,330
Exercise of warrants	731	(731)	7	1,053	(182)	—	—	—	878
Exercise of stock options	1,212	—	12	1,078	—	—	—	—	1,090
Issuance of restricted stock units	877	—	8	(8)	—	—	—	—	—
Share based compensation	—	—	—	2,016	—	—	—	—	2,016
Foreign currency translation adjustments	—	—	—	—	—	(7,789)	—	—	(7,789)
Net loss attributable to common shareholders	—	—	—	—	—	—	(71,152)	—	(71,152)

Balance at December 31, 2010	336,443	17,399	$3,364	$456,390	$9,583	$1,812	$(196,519)	$—	$274,630

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(in thousands of U.S. dollars)

	2010	2009	2008
Operating activities:
Net loss	$(71,152)	$(62,017)	$(16,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,016	1,640	583
Foreign currency loss (gain)	712	(492)	—
Unrealized loss on commodity derivative contracts	1,595	1,922	—
Amortization of debt issuance costs	1,336	—	—
Deferred income tax benefit	(1,696)	(843)	—
Amortization of warrants – related party	2,358	—	—
Exploration, abandonment and impairment	5,343	290	—
Depreciation, depletion and amortization	28,219	7,942	53
Accretion of asset retirement obligations	470	164	6
Changes in operating assets and liabilities, net of effect of acquisitions (note 5):
Accounts receivable	(24,174)	(2,905)	(761)
Prepaid expenses and other assets	3,529	(2,384)	(1,180)
Accounts payable and accrued liabilities	7,948	5,841	4,101

Net cash used in operating activities	43,496	(50,842)	(13,673)
Investing activities:
Deposit on acquisition	(10,000)	—	—
Acquisition of Amity and Petrogas, net of cash (note 5)	(96,248)	—	—
Acquisition of Incremental Petroleum Ltd., net of cash (note 5)	—	(37,934)	—
Acquisition of Incremental Petroleum Ltd. shares – related party (notes 5 and 18)	—	(11,182)	—
Acquisition of non-controlling interest in Incremental Petroleum Ltd. (note 5)	—	(2,761)	—
Acquisition of Talon Exploration, Ltd., net of cash (note 5)	—	(6,192)	—
Additions to oil and gas properties	(53,766)	(14,238)	3,760
Additions to drilling services and other equipment	(58,817)	(46,471)	(14,028)
Deferred charges	—	—	(181)
Restricted cash	(176)	(4,512)	(996)

Net cash used in investing activities	(219,007)	(123,290)	(11,445)
Financing activities:
Exercise of stock options and warrants	1,968	575	1,661
Issuance of common shares	80,000	181,481	53,769
Issuance of common shares – related party (notes 12 and 18)	5,000	70,167	—
Issuance costs	(4,350)	(12,058)	(484)
Loan proceeds	59,103	95	—
Loan proceeds – related party (note 11)	91,500	64,621	—
Loan repayment	(2,682)	(4,722)	(2,000)
Loan repayment – related party (note 11)	(22,614)	(64,621)	—
Loan financing costs	(1,028)	(1,834)	—

Net cash provided by financing activities	206,897	233,704	52,946
Effect of exchange rate changes on cash	(202)	860	—
Net (decrease) increase in cash and cash equivalents	(55,808)	60,432	27,828
Cash and cash equivalents, beginning of year	90,484	30,052	2,224

Cash and cash equivalents, end of year	$34,676	$90,484	$30,052

Supplemental disclosures:
Cash paid for interest	$3,062	$2,578	$144

Cash paid for income taxes	$5,649	$2,073	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1.	General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Bulgaria and Romania. We own our own drilling rigs and oilfield service equipment, which we use to develop our properties in Turkey and Morocco. In addition, our drilling services business provides oilfield services and drilling services to third parties in Turkey and Iraq. As of April 1, 2011, approximately 44.2% of our outstanding common shares are beneficially owned by N. Malone Mitchell, 3rd, the chairman of our board of directors.

In 2008, we changed our operating strategy from a prospect generator to a vertically integrated project developer. In December 2008, we acquired Longe Energy Limited (“Longe”) from Longfellow Energy, LP (“Longfellow”) in consideration for the issuance of 39,583,333 common shares and 10,000,000 common share purchase warrants to Longfellow. At the time of the acquisition, Longe’s assets included drilling rigs and equipment as well as interests in the Tselfat and Guercif exploration permits in Morocco. Immediately after the Longe acquisition, we purchased an additional $8.3 million in drilling and service equipment, tubulars and supplies from Viking Drilling, LLC (“Viking Drilling”). Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Dalea Partners, LP (“Dalea”) owns 85% of Viking Drilling. Mr. Mitchell and his wife own 100% of Dalea. In addition, Mr. Mitchell is a partner of Dalea and a manager of Dalea Management, LLC, the general partner of Dalea.

Significant events and transactions which have occurred since January 1, 2009 include the following:

•

in March 2009, we acquired Incremental Petroleum Limited, now called Incremental Petroleum Pty Ltd (“Incremental”), for total consideration of $54.9 million. The acquisition of Incremental expanded our rig fleet and increased our workforce of field staff, engineers and geologists in Turkey. At the time of the acquisition, Incremental’s Turkish properties included the producing Selmo oil field, a 55% interest in the Edirne gas field and additional exploration acreage (see note 5);

•	in June 2009, we sold 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of $143.1 million;

•

in July 2009, we acquired Energy Operations Turkey, LLC, now called Talon Exploration, Ltd. (“Talon”), for total cash consideration of $7.7 million. At the time of the acquisition, Talon’s assets included a 50% interest in the producing Arpatepe oil field and additional exploration acreage, inventory and seismic data (see note 5);

•	in November 2009, we sold 48,298,790 common shares at a price of Cdn $2.35 per common share, raising gross proceeds of $106.9 million;

•

in December 2009, we entered into a three-year senior secured credit facility with Standard Bank, Plc (“Standard Bank”) and BNP Paribas (Suisse) SA (see note 10). As of December 31, 2010, we had borrowed $25.0 million and had $20.0 million available for borrowing under this credit facility;

•

in June 2010, we entered into a $100.0 million credit agreement with Dalea to fund a portion of the acquisition of all of the shares of Amity Oil International Pty Ltd (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) and for general corporate purposes. As of December 31, 2010, we had borrowed $73.0 million under the credit agreement with Dalea and had no further availability under this credit agreement (see notes 11 and 18);

•

in August 2010, our wholly-owned subsidiary, TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”), acquired all of the shares of Amity and Petrogas in exchange for $96.5 million in cash. At the time of the acquisition, Amity’s and Petrogas’ Turkish properties included producing gas fields, completed gas wells awaiting connection to a pipeline and additional exploration acreage and equipment (see note 5);

•

in August 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank pursuant to which TransAtlantic Worldwide could borrow up to $30.0 million from Standard Bank. TransAtlantic Worldwide borrowed $30.0 million under the short-term secured credit agreement and used the proceeds to finance a portion of the purchase price for the shares of Amity and Petrogas (see note 10);

•

from September 30, 2010 through October 8, 2010, we closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per common share, raising gross proceeds of $85.0 million

(see note 12); and

•

on February 18, 2011, TransAtlantic Worldwide acquired Direct Petroleum Morocco, Inc. (“Direct Morocco”), Anschutz Morocco Corporation (“Anschutz”), and our wholly-owned subsidiary, TransAtlantic Petroleum Cyprus Limited (“TransAtlantic Cyprus”), acquired Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”) for cash consideration of $2.0 million and the issuance of 8,924,478 common shares, for total consideration of $30.0 million. At the time of the acquisition, Direct Morocco and Anschutz owned a 50% working interest in the Ouezzane-Tissa and Asilah exploration permits and Direct Bulgaria owned 100% of the working interests in the A-Lovech and Aglen exploration permits.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All amounts in these notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to fair value measurements associated with acquisitions, the impairment of long-lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

2.	Going concern

These consolidated financial statements have been prepared on the basis of accounting principles to a going concern. These principles assume that we will be able to realize our assets and discharge our obligations in the normal course of operations for the foreseeable future.

At December 31, 2010, we had a working capital deficiency of $60.2 million and significant commitments which are detailed in note 16. In addition, we incurred a net loss of $71.2 million and used cash in operations totaling $43.5 million during the year ended December 31, 2010. Of our outstanding debt, $30.0 million is due May 25, 2011 and $73.0 million is due June 28, 2011. Should we be unable to raise additional financing, we will not have sufficient funds to continue operations beyond May 25, 2011, the maturity date of our credit agreement with Standard Bank. As a result, there is significant doubt regarding our ability to continue as a going concern. The continuing application of the going concern assumption is dependent upon our continuing ability to obtain the necessary financing to discharge our existing obligations, carry out our exploration and development programs, to fund ongoing operations and ultimately achieve profitable operations.

Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses and in the balance sheet classifications used in these consolidated financial statements.

3.	Significant accounting policies

Basis of preparation

Our reporting standard for the presentation of our consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority-owned, controlled subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Cash and cash equivalents

Cash and cash equivalents include term deposits and investments with original maturities of three months or less at the date of acquisition. We consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We determine the appropriate classification of our investments in cash and cash equivalents and marketable securities at the time of purchase and reevaluate such designation at each balance sheet date.

Commodity derivative instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as cash flow hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments not designated as hedges are recorded as a gain or loss in the consolidated statements of operations. We do not designate our derivative financial instruments as hedging instruments and, as a result, recognize the change in a derivative’s fair value currently in earnings as a component of other expense (income).

Fair value measurements

We follow ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which became effective for our financial assets and liabilities on January 1, 2008 and our non-financial assets and liabilities on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact to us from the adoption of ASC 820 in 2009 was not material.

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

As required by ASC 820, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values, stated below, takes into account the market for our financial assets and liabilities, the associated credit risk and other factors as required ASC 820. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Foreign currency translation

Effective January 1, 2009, we determined that the functional currency of our corporate entities in Morocco, Turkey, Canada and Romania had changed from the U.S. Dollar to the Moroccan Dirham, Turkish Lira, Canadian Dollar and the Romanian New Leu, respectively. We have entered into contractual obligations and commitments that will result in increasingly significant levels of transactions conducted in these currencies. In recognition of these contractual obligations and commitments combined with the resulting increases in future revenues and expenditures in these countries, we determined the appropriate functional currency was the local currency for each of these subsidiaries.

We follow ASC 830, Foreign Currency Matters (“ASC 830”). ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from re-measuring transactions and monetary accounts in a currency other than the functional currency are included in earnings. For certain of our controlled entities, translation adjustments result from the process of translating the functional currency of subsidiary financial statements into the U.S. Dollar reporting currency. These translation adjustments are reported separately and accumulated in the balance sheet as a component of accumulated other comprehensive income (loss). The accounting basis of the assets and liabilities affected by the change are adjusted to reflect the difference between the exchange rate when the asset or liability arose and the exchange rate on the date of the change.

Oil and gas properties

In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. Acquisition costs of proved properties are amortized using the unit-of-production method based on total proved reserves, and exploration well costs and additional development costs are amortized using the unit-of-production method based on proved developed reserves. Proceeds from the sale of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

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

Impairment of long-lived assets

We follow the provisions of ASC 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires that our long-lived assets, including drilling services and other equipment, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Oil and gas properties are evaluated by field for potential impairment. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets as applicable. An impairment is recognized when the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to fair value. Pursuant to ASC 932-360-35-11, we have evaluated our long-lived assets and determined that no impairment occurred with respect to our unproved properties in the oil and natural gas segment and our drilling services segment.

Joint interest activities

Certain of our exploration, development and production activities are conducted jointly with other entities and accordingly the consolidated financial statements reflect only our proportionate interest in such activities.

Asset retirement obligations

We recognize a liability for the fair value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset. The cost associated with the abandonment obligation is included in the computation of depreciation, depletion and amortization. The liability accretes until we settle the obligation. We use a credit-adjusted risk-free interest rate in our calculation of asset retirement obligations.

Revenue recognition

Revenue from the sale of crude oil and natural gas is recognized upon delivery to the purchaser when title passes. Drilling services revenues are recognized when the related service is performed.

Share-based compensation

We follow ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite vesting period. ASC 718 requires us to estimate the fair value of equity-classified stock option awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model (“Black-Scholes Model”) as our method of valuation for share-based awards. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model is affected by our share price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected share price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity. The fair value of options granted to consultants, to the extent unvested due to required services not having been fully performed, is determined on subsequent reporting dates.

Income taxes

We follow the asset and liability method prescribed by ASC 740, Income Taxes (“ASC 740”). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

Pursuant to ASC 740, we do not have any unrecognized tax benefits other than those for which a valuation allowance has been provided thereon. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any tax-related interest expense recognized during 2010, 2009 or 2008.

Comprehensive income

ASC 220, Comprehensive Income (“ASC 220”), establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the year ended December 31, 2010, we recorded an unrealized loss on foreign currency translation as other comprehensive loss. For the year ended December 31, 2009, we recorded on unrealized gain on foreign currency translation as other comprehensive gain. There was no difference between net loss and comprehensive loss in 2008.

Business combinations

We follow ASC 805, Business Combinations (“ASC 805”), and ASC 810-10-65, Consolidation (“ASC 810-10-65”). ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations will be accounted for by applying the acquisition method. Accordingly, transaction costs related to acquisitions are to be recorded as a reduction of earnings in the period they are incurred and costs related to issuing debt or equity securities that are related to the transaction will continue to be recognized in accordance with other applicable rules under U.S. GAAP. ASC 810-10-65 requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The statement applies to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements.

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

4.	New accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The update provides amendments to ASC 820 that require more robust disclosures about: (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our financial statements.

The United States Congress passed the Dodd-Frank Act in 2010. Among other requirements, the law requires companies in the oil and gas industry to disclose payments made to the U.S. federal government and all foreign governments. The U.S. Securities and Exchange Commission (“SEC”) was directed to develop the reporting requirements in accordance with the law. The SEC has issued preliminary guidance and is seeking feedback thereon from all interested parties. The preliminary rules indicated that payment disclosures would be required at a project level within the Annual Report on Form 10-K beginning with the year ended December 31, 2012. We cannot predict the final disclosure requirements that will be required by the SEC.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

5.	Acquisitions

Amity and Petrogas

On August 25, 2010, TransAtlantic Worldwide acquired all of the shares of Amity and Petrogas in exchange for total cash consideration of $96.5 million. Through the acquisition of Amity and Petrogas, TransAtlantic Worldwide acquired interests ranging from 50% to 100% in 18 exploration licenses, one production lease and equipment. We funded $66.5 million of the purchase price from borrowings under our credit agreement with Dalea (see notes 11 and 18) and $30.0 million of the purchase price from borrowings under our short-term secured credit agreement with Standard Bank (see note 10).

We engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the acquisition. The following tables summarize the consideration paid in the Amity and Petrogas acquisition and the preliminary recognized amounts of assets acquired and liabilities assumed which have been recognized at the acquisition date.

Consideration:

(in thousands)
Payment of cash for the acquisition of all the shares of Amity and 99.6% of the shares of Petrogas	$96,347
Payment of cash for the acquisition of 0.4% of the shares of Petrogas from non-controlling interest in Petrogas	200

Total cash consideration	96,547
Fair value of total consideration transferred	$96,547

Acquisition-Related Costs:

Included in general and administrative expenses on the Company’s consolidated statement of operations for the year ended December 31, 2010	$1,714

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Assets:
Cash	$299
Accounts receivable	295

Total financial assets	594
Other current assets, consisting primarily of prepaid expenses	1,721
Oil and gas properties:
Unproved properties	49,758
Proved properties	54,813
Drilling services and related equipment	4,256
Inventory	3,032

Total oil and gas properties, drilling services and other equipment	111,859
Liabilities:
Accounts payable, consisting of normal trade obligations	(198)
Accrued liabilities, consisting primarily of accrued compensated employee absences	(677)
Deferred income taxes	(16,200)
Asset retirement obligations, consisting of future plugging and abandonment liabilities on Amity’s and Petrogas’ developed wellbores as of August 25, 2010, based on internal and third-party estimates of such costs, adjusted for a historic Turkish inflation rate of approximately 6.5%, and discounted to present value using the Company’s credit-adjusted risk-free rate of 7.2%	(552)

Total liabilities	(17,627)

Total identifiable net assets	$96,547

The fair value of identifiable assets acquired and liabilities assumed are preliminary and subject to changes which may be material upon the receipt of final evaluation reports. Amity’s and Petrogas’ results of operations are included in our consolidated results of operations beginning August 25, 2010, which is the closing date of the acquisition. The amounts of Amity’s and Petrogas’ revenue and loss included in our consolidated statement of operations for the year ended December 31, 2010 are shown below:

	(in thousands)
	Revenue	Loss
Actual from August 25, 2010 through December 31, 2010	$8,630	$5,775

The following table presents pro forma data that reflects revenue, loss before income taxes, net loss and loss per share for the years ended December 31, 2010 and 2009 as if the Amity and Petrogas acquisition had occurred as of January 1, 2009:

	Unaudited
	December 31, 2010 (in thousands)	December 31, 2009 (in thousands)
Total revenues	$97,645	$60,435
Loss before income taxes	76,157	61,965

Net loss	76,885	65,284

Basic and diluted loss per share	$0.25	$0.31

Talon Exploration

On July 23, 2009, TransAtlantic Worldwide acquired Talon for total cash consideration of $7.7 million. At the time of the acquisition, Talon’s assets included interests in exploration licenses in southern and southeastern Turkey, inventory and seismic data. In connection with the purchase of Talon, TransAtlantic Worldwide entered into an unsecured promissory note with the sellers in the amount of $1.5 million due July 23, 2010. The note bore interest at a fixed rate of 3.0% per annum. We recorded $170,000 in acquisition related costs for the Talon acquisition in net loss. The following tables summarize the fair value of consideration paid in the Talon acquisition and the recognized amounts (mostly at fair value) of assets acquired and liabilities assumed recognized at the acquisition date.

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

Goodwill represents the excess of the purchase price of a business over the recognized amounts of the assets acquired and liabilities assumed. We recorded $3.9 million in goodwill for the acquisition of Talon. The goodwill relates to access to potential exploration and production opportunities in foreign jurisdictions.

Talon had approximately 37.0 million Turkish Lira in accumulated tax losses in Turkey at acquisition. The accumulated tax losses are fully reserved by a valuation allowance and no value was attributed at the acquisition date.

Incremental Petroleum

On October 27, 2008, we announced our intention to make a cash takeover offer (the “Offer”) through TransAtlantic Australia Pty. Ltd. (“TransAtlantic Australia”), our wholly-owned subsidiary, for all of the outstanding common shares of Incremental, an international oil and gas company that was publicly traded on the Australian Stock Exchange. The Offer expired on March 6, 2009. As of March 6, 2009, we owned common shares of Incremental representing approximately 65.4% of Incremental’s outstanding common shares, and had received offers to acquire an additional approximately 11.6% of Incremental’s outstanding common shares. On March 20, 2009, we purchased 15,025,528 common shares of Incremental from Mr. Mitchell (see note 18). We acquired these shares from Mr. Mitchell for cash at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with us. Incremental was delisted from the Australian Stock Exchange on March 26, 2009. At March 31, 2009, we had paid for and owned approximately 96% of the common shares of Incremental. On April 20, 2009, we paid for and completed the acquisition of the remaining 4% of Incremental’s common shares through an Australian statutory procedure. These shares were acquired at the same price per share as the previous share purchases. In addition, we agreed to purchase all of the outstanding options to acquire common shares of Incremental. On April 8, 2009, in exchange for the assignment of the Incremental options to us, we paid the Incremental option holders an aggregate of $721,000 in cash and issued them an aggregate of 101,585 of our common shares and 829,960 common share purchase warrants. Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share of the Company at an exercise price of $1.20 per share. The common shares and common share purchase warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The acquisition of Incremental was accounted for as a business combination. We recorded $817,000 in acquisition-related costs for the Incremental acquisition in net loss.

The following tables summarize the fair value of consideration paid in the Incremental acquisition and the recognized amount (mostly at fair value) of assets acquired and liabilities assumed recognized at the acquisition dates, as well as the acquisition-date fair value of the non-controlling interests in Incremental.

Consideration:

(in thousands)
Payment of cash amounting to AUD $83,036,483 for the acquisition of 76,532,473 shares of Incremental, translated into U.S. Dollars based on the exchanges rates in effect on the dates of the transactions, ranging from February 18, 2009 through March 20, 2009	$53,942
Payment of cash to retire share-based payment arrangements of Incremental	721

Total cash consideration	54,663
Issuance of 101,585 common shares of the Company to retire share-based payment arrangements of Incremental	71
Issuance of 829,960 common share purchase warrants to retire share-based payment arrangements of Incremental	207

Fair value of total consideration transferred	$54,941

The fair value of the 101,585 common shares issued as part of the consideration paid in the Incremental acquisition was determined on the basis of the closing market price of our common shares on the acquisition date, or $0.70 per share. The fair value of the 829,960 common share purchase warrants issued as part of the consideration paid in the

Incremental acquisition was determined using the Black-Scholes Model using the following assumptions: strike price of $1.20 per share, expected life of three years based on management’s expectation that the warrants will not be exercised until near the end of the 36-month contractual term of the warrants, volatility of 40% based on a third party independent valuation of the warrants offered to the Incremental option holders, a 3.5% risk-free interest rate, and a forecasted dividend rate of 0% based on our historic dividends and future plans for paying dividends. The assumptions used in the Black-Scholes Model yielded a fair value of $0.25 per warrant.

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

Goodwill represents the excess of the purchase price of a business over the recognized amounts of the assets acquired and liabilities assumed. We recorded $6.2 million in goodwill for the acquisition of Incremental. The goodwill relates to access to potential exploration and production opportunities in Turkey.

The following table presents pro forma comparative data that reflects our revenue, income (loss) before income taxes, net income (loss) and income (loss) per share for the year ended December 31, 2009 as if the Incremental acquisition had occurred as of January 1, 2009:

Unaudited December 31, 2009 (in thousands)
Revenue	$33,764
Income (loss) before income taxes	(66,584)

Net income (loss)	(68,179)

Unaudited December 31, 2009 (in thousands)
Basic and diluted income (loss) per share	$(0.32)

Longe Energy

On December 30, 2008, we acquired all of the issued and outstanding shares of Longe from Longfellow in consideration for the issuance of 39,583,333 of our common shares and 10,000,000 common share purchase warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $3.00 per share through December 30, 2011. Concurrently with the acquisition, we issued 35,416,667 common shares at a price of $1.20 per share in a private placement with Dalea, Riata TransAtlantic, LLC (“Riata TransAtlantic”), Matthew McCann and other purchasers with business or familial relationships with Mr. Mitchell, resulting in gross proceeds of $42.5 million to us. Mr. Mitchell manages Riata TransAtlantic. Mr. McCann currently serves as our chief executive officer and a director and, at the time of the private placement, was one of our directors. We recorded $1.1 million in transaction costs for the Longe acquisition and the concurrent private placement. The following tables summarize the consideration paid in the Longe acquisition and the final purchase price allocation of assets acquired and liabilities assumed, recognized at the acquisition date.

Consideration:

(in thousands)
Fair value of TransAtlantic common shares	$28,104
Fair value of TransAtlantic common share purchase warrants – net	5,228
Transaction costs	484

Total purchase price	$33,816

The fair value of the 39,583,333 common shares issued as part of the consideration paid in the Longe acquisition was determined on the basis of the closing market price of our common shares on December 30, 2008, or $0.71 per share. The fair value of the 10,000,000 common share purchase warrants issued as part of the consideration paid in the Longe acquisition was determined using the Black-Scholes Model with the following assumptions: share price of $0.71 per share; volatility of 169%; dividend rate of 0%; risk-free interest rate of 1.67%; and term of three years.

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

(in thousands)
Property and equipment	$32,350
Deposits on equipment	2,508
Other	128
Accounts payable	(1,170)

Total net assets acquired	$33,816

Under the terms of the purchase agreement, we assumed Longe’s existing work commitments for drilling and other exploratory activities under its exploration permits in Morocco.

6.	Restricted cash

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees (see note 16). At December 31, 2010 and 2009, restricted cash included:

	December 31,
	2010	2009
	(in thousands)
Non-current:
Work programs in Morocco – bank guarantees expiring in one year or less	$6,015	$4,012
Work programs in Morocco – bank guarantees expiring in more than one year	1,500	3,500
Settlement provision for Nigerian liabilities	240	240
Operator bond	28	28
Standard Bank bridge loan facility for Amity and Petrogas	173	—

Total restricted cash	$7,956	$7,780

7.	Property and equipment

(a)	Oil and gas properties. The following table sets forth the capitalized costs under the successful efforts method for oil and gas properties:

	December 31,
	2010	2009
	(in thousands)
Oil and gas properties, proved:
Turkey	$157,508	$66,313
Oil and gas properties, unproved:
Morocco	$5,036	$4,776
Romania	—	3,072
U.S	1,469	1,322
Turkey	66,698	3,193

Total oil and gas properties, unproved	73,203	12,363
Accumulated depreciation, depletion and amortization	(16,118)	(2,483)

Net oil and gas properties	$214,593	$76,193

At December 31, 2010 and 2009, we excluded $11.7 million and $10.8 million, respectively, from the depletion calculation for proved development wells currently in progress and for fields currently not in production.

At December 31, 2010, our oil and gas properties are comprised of $92.4 million relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $37.3 million relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

At December 31, 2009, our oil and gas properties are comprised of $41.6 million relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $11.4 million relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the year ended December 31, 2010, we incurred approximately $42.8 million in exploratory drilling costs, of which $23.8 million was charged to earnings (included in exploration, abandonment and impairment expense) and $19.0 million remained capitalized at year end. We reclassified $3.9 million of our exploratory well costs to proved properties in 2010. No amount of our exploratory well costs as of December 31, 2010 have been capitalized for a period of greater than one year after completion of drilling.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon us obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

(b)	Drilling services and other equipment. The historical cost of drilling services and other equipment, presented on a gross basis with accumulated depreciation is summarized as follows:

	December 31,
	2010	2009
	(in thousands)
Drilling services equipment	$83,916	$66,874
Inventory	37,569	22,001
Gas gathering system and facilities	7,960	7,612
Fracture stimulation equipment	16,410	—
Seismic equipment	14,882	6,786

	December 31,
	2010	2009
	(in thousands)
Vehicles	9,324	1,822
Office equipment and furniture	4,593	1,546

Gross drilling services and other property and equipment	174,654	106,641
Accumulated depreciation	(22,022)	(5,570)

Net drilling services and other property and equipment	$152,632	$101,071

We classify our materials and supply inventory, including steel tubing and casing, as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At December 31, 2010, we excluded $0.4 million for drilling services equipment and $37.6 million of inventory from depreciation as the equipment had not been placed into service.

At December 31, 2009, we excluded $7.6 million for the gas gathering system and facilities, $1.3 million of seismic equipment and $22.0 million of inventory from depreciation as the equipment had not been placed into service.

8.	Commodity derivative instruments

We use collar derivative contracts to economically hedge against the variability in cash flows associated with the forecasted sale of our future oil production. We have not designated the derivative financial instruments to which we are a party as hedges for accounting purposes, and accordingly, record such contracts at fair value and recognize changes in such fair value in current earnings as they occur.

Our commodity derivative contracts are carried at their fair value on our consolidated balance sheet under either the caption “Derivative liabilities” or “Derivative assets.” We recognize unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our consolidated statement of operations under the caption “(Gain) loss on commodity derivative contracts.” Settlements of derivative contracts are included in operating cash flows on our consolidated statement of cash flows.

At December 31, 2010, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2010

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	January 1, 2011 — December 31, 2011	1,060	$64.39	$101.32	$(1,342)
Collar	January 1, 2012 — December 31, 2012	960	$64.69	$106.98	(1,571)

					$(2,913)

Fair Value of Derivative Instruments as of December 31, 2010

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	January 1, 2011 — December 31, 2011	240	$70.00	$100.00	$129.50	$(270)
Three-way collar contract	January 1, 2012 — December 31, 2012	240	$70.00	$100.00	$129.50	(334)

						$(604)

During the year ended December 31, 2010, we recorded a net unrealized loss on commodity derivative contracts of $1.6 million and a realized loss on commodity derivatives contracts of $29,000 on the above open derivative contracts.

At December 31, 2009, we had outstanding contracts with respect to our future crude oil production as set forth in the table below:

Fair Value of Derivative Instruments as of December 31, 2009

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	January 1, 2010 — December 31, 2010	800	$61.50	$89.13	$(762)
Collar	January 1, 2011 — December 31, 2011	700	$61.50	$102.00	(682)
Collar	January 1, 2012 — December 31, 2012	600	$61.50	$109.83	(478)

					$(1,922)

As of December 31, 2009, we recorded a net unrealized loss on commodity derivative contracts of $1.9 million on the above open derivative contracts.

9.	Asset retirement obligations

As part of our development of oil and gas properties, we incur asset retirement obligations (“ARO”). Our ARO results from our responsibility to abandon and reclaim our net share of all working interest properties and facilities. At December 31, 2010, the net present value of our total ARO is estimated to be $6.9 million, with the undiscounted value being $16.9 million. Total ARO at December 31, 2010 shown in the table below consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on internal and third-party estimates of such costs, adjusted for inflation at a rate of approximately 6.5% per annum, and discounted to present value using our credit-adjusted risk-free rate of 7.2% per annum. The following table summarizes the changes in our ARO for the years ended December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Asset retirement obligation January 1,	$3,125	$14
Amity and Petrogas acquisition (note 5)	552	—
Incremental acquisition (note 5)	—	3,025
Talon acquisition (note 5)	—	37
Change in estimates	2,220	(1,163)
Foreign exchange change effect	(251)	485
Additions	827	563
Accretion expense	470	164

Asset retirement obligation at December 31,	$6,943	$3,125

10.	Loans payable

We use negotiated interest rates in determining the fair value of our debt. As of the indicated dates, our third-party debt consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
Third-Party Floating Rate Debt
Senior secured credit facility	$25,000	$—
Short-term secured credit agreement	30,000	—
TEMI unsecured line of credit	126	95
Third-Party Fixed Rate Debt
Viking International equipment loan	2,890	—
Talon acquisition – 3.0% promissory note (note 5)	—	1,500

	$58,016	$1,595

Senior Secured Credit Facility

On December 21, 2009, our wholly-owned subsidiaries, DMLP, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”), Talon and TransAtlantic Turkey, Ltd. (collectively, the “Borrowers”) entered into a three-year senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA. The senior secured credit facility is guaranteed by us and each of Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (collectively, the “Guarantors”). The amount drawn under the senior secured credit facility may not exceed the lesser of (i) the borrowing base, and (ii) the maximum aggregate commitments provided by the lenders. The borrowing base under the senior secured credit facility is currently $37.0 million and is re-determined at least semi-annually based on the Company’s hydrocarbon reserves in Turkey at December 31st and June 30th of each year. At December 31, 2010, the lenders had aggregate commitments of $45.0 million. On June 21, 2011 and each three-month anniversary thereof, the lenders’ commitments under the senior secured credit facility are subject to reduction by 14.3% of their commitments existing on March 21, 2011.

The senior secured credit facility matures on the earlier of (i) December 21, 2012, and (ii) the date that our hydrocarbon reserves in Turkey are determined to be less than 25% of the amount shown in the May 7, 2009 reserve report prepared by RPS Energy Pty. Ltd. Loans under the senior secured credit facility accrue interest at a rate of three-month LIBOR plus 6.25% per annum. If an event of default shall occur and be continuing, all loans under the senior secured credit facility will bear an additional interest rate of 2.0% per annum.

In addition, we are required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to 3.125% per annum of the average daily unused and uncancelled portion of each lender’s commitment under the senior secured credit facility, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount available to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to Standard Bank or (b) 6.25% for all other letters of credit.

The senior secured credit facility is secured by (i) receivables payable under each Borrower’s hydrocarbon sales contracts; (ii) the Borrowers’ bank accounts which receive the payments due under Borrowers’ hydrocarbon sales contracts; (iii) the shares of each of the Borrowers; and (iv) substantially all of the present and future assets of the Borrowers.

During a measurement period of the four most recently completed fiscal quarters occurring on or after March 31, 2010, the financial covenants under the senior secured credit facility require each of the Borrowers to maintain a:

•	ratio of total debt to EBITDAX of less than 2.50 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to interest expense of greater than 4.00 to 1.00; and

•	ratio of current assets to current liabilities of not less than 1.10 to 1.00.

At December 31, 2010, we were in compliance with the above ratios. The senior secured credit facility defines EBITDAX as net income (excluding extraordinary items) plus, to the extent deducted in calculating such net income, (i) interest expense (excluding interest paid in kind, non-cash interest expense and interest on subordinated intercompany debt), (ii) income tax expense, (iii) depreciation and amortization expense, (iv) amortization of intangibles (including goodwill) and organization costs, (v) any extraordinary, unusual or non-recurring non-cash expenses or losses, (vi) expenses incurred in connection with oil and gas exploration activities entered into in the ordinary course of business, (vii) transaction costs, expenses and fees incurred in connection with the negotiation, execution and delivery of the senior secured credit facility and the related loan documents, and (viii) any other non-cash charges, minus, to the extent included in calculating net income, (a) any extraordinary, unusual or non-recurring income or gains (including gains on the sales of assets outside of the ordinary course of business), and (b) any other non-cash income or gains.

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

Events of default under the senior secured credit facility include, but are not limited to, failure to pay principal or interest when due, breach of certain covenants and obligations, including failure to timely deliver to the lenders copies of our 2011 audited annual financial statements without a going concern note or similar qualification, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial tests and ratios and the occurrence of a material adverse effect. We obtained a waiver from the lenders concerning our obligation to timely deliver our 2010 audited annual financial statements without a going concern note. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to them pursuant to certain hydrocarbon licenses designated in the senior secured credit facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the chairman of the Company’s board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of the Company’s common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner of more than 35% of the Company’s outstanding common shares entitled to vote for members of the Company’s board of directors on a fully-diluted basis; provided that, if Mr. Mitchell ceases to be chairman of the Company’s board of directors by reason of his death or disability, such event shall not constitute a matured event of default unless the Company has not appointed a successor reasonably acceptable to Standard Bank within 60 days of the occurrence of such event. If an event of default shall occur and be continuing, all borrowings under the senior secured credit facility will bear an additional interest rate of 2.0% per annum. In the case of an event of default upon bankruptcy or insolvency, all amounts payable under the senior secured credit facility become immediately due and payable. In the case of any other event of default, all amounts due under the senior secured credit facility may be accelerated by Standard Bank or the administrative agent.

Pursuant to the senior secured credit facility, TEMI entered into costless derivative contracts and three-way collar contracts with Standard Bank and BNP Paribas (Suisse) SA, which economically hedge the price of oil during 2011 and 2012. See note 8.

As of December 31, 2010, we had borrowed $25.0 million and had availability of $20.0 million under the senior secured credit facility.

Short-Term Secured Credit Agreement

On August 25, 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank pursuant to which TransAtlantic Worldwide could borrow up to $30.0 million from Standard Bank. The short-term secured credit agreement is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp., Amity and Petrogas. TransAtlantic Worldwide borrowed $30.0 million under the short-term secured credit agreement and used the proceeds to finance a portion of the purchase price for the shares of Amity and Petrogas. The short-term secured credit agreement matures on May 25, 2011, although TransAtlantic Worldwide may prepay the amounts due under the short-term secured credit agreement at any time before maturity without penalty. Borrowings under the short-term secured credit agreement accrue interest at a rate of LIBOR plus the applicable margin. The applicable margin equals 3.75% for interest that accrued before November 23, 2010, 4.00% for interest that accrued on or after November 23, 2010 and before February 20, 2011 and 4.25% for interest that accrues on or after February 20, 2011 and before May 25, 2011. In addition, TransAtlantic Worldwide paid an arrangement fee of $750,000, and is required to pay (i) a commitment fee of no less than 2.5% of the aggregate principal amount of any future debt financing that is arranged or underwritten by Standard Bank if such debt financing is applied to refinance any portion of the indebtedness under the short-term secured credit agreement and (ii) a commitment fee equal to 2.5% of the amount of any increased commitments arranged by Standard Bank if partial or complete repayment of the short-term secured credit agreement is financed through an increase in the commitments under the senior secured credit facility.

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

As of December 31, 2010, we had borrowed $30.0 million and had no availability under the short-term secured credit agreement.

Viking International Equipment Loan

On July 21, 2010 and December 30, 2010, Viking International Limited (“Viking International”), our wholly-owned subsidiary, entered into a secured credit agreement with a Turkish bank to fund the purchase of vehicles. The credit agreement has a term of 48 months, matures on July 20, 2014, bears interest at an annual rate of 3.84% and is secured by the vehicles purchased with the proceeds of the loan. There is no further availability under the credit agreement.

As of December 31, 2010, the outstanding balance under the secured credit agreement was $2.9 million.

TEMI Credit Agreement

TEMI is party to unsecured, non-interest bearing stand-by credit agreements with a Turkish bank. At December 31, 2010, there were outstanding borrowings of 195,000 Turkish Lira (approximately $126,000), bank guarantees totaling 802,000 Turkish Lira (approximately $516,000) and $940,000 (approximately 1.5 million Turkish Lira) of bank guarantees primarily related to TEMI’s Istanbul office lease under these lines.

At December 31, 2010, the principal amounts due under our third-party debt were:

		Principal Due In
		(in thousands)
Third-Party Debt	Total	2011	2012	2013	Thereafter
Senior secured credit facility	$25,000	$—	$25,000	$—	$—
Short-term secured credit agreement	30,000	30,000	—	—	—
Viking International equipment loan	2,890	743	774	805	568
Unsecured line of credit	126	126	—	—	—

	$58,016	$30,869	$25,774	$805	$568

11.	Related party loans payable

We use negotiated interest rates in determining the fair value of our debt. As of the indicated dates, our related-party debt consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
Related Party Floating Rate Debt
Dalea credit agreement	$73,000	$—
Dalea credit agreement discount – warrants	(1,972)

	71,028
Viking Drilling note	7,708	5,906

	$78,736	$5,906

Dalea Credit Agreement

On June 28, 2010, we entered into a credit agreement with Dalea (the “Dalea Credit Agreement”). The purpose of the Dalea Credit Agreement was (i) to fund the acquisition of all of the shares of Amity and Petrogas (see notes 5 and 18), and (ii) for general corporate purposes. The initial advance under the Dalea Credit Agreement was $50.0 million.

The aggregate unpaid principal balance, together with all accrued but unpaid interest and other costs, expenses or charges payable under the Dalea Credit Agreement are due and payable by us upon the earlier of (i) June 28, 2011, or (ii) the occurrence of an event of default and a demand for payment by Dalea. Events of default include, but are not limited to, payment defaults, defaults in the performance of any terms, covenants or conditions of the Dalea Credit Agreement or collateral documents, material misrepresentations by us or any subsidiary, we or any subsidiary ceases or threatens to cease to carry on business, the prohibition in trading in our shares or the suspension or delisting of our common shares from any stock exchange, any material adverse change occurs in us or any of our subsidiaries, Dalea believes in good faith that our ability to pay or perform any of the covenants contained in the Dalea Credit Agreement is materially impaired, our insolvency or the insolvency of any subsidiary, or a change in control of the Company. A change of control is defined as the change of ownership of, or control or direction over, directly or indirectly, 20% or more of our outstanding voting securities. If an event of default occurs and is continuing, Dalea may demand immediate payment of all monies owing under the Dalea Credit Agreement; provided, that with respect to certain specified events of default, all monies due under the Dalea Credit Agreement shall automatically become due and payable without any demand or any other action by Dalea or any other person.

Amounts due under the Dalea Credit Agreement accrue interest at a rate of three-month LIBOR plus 2.50% per annum, to be adjusted monthly on the first day of each month. In addition, we are required to pay all accrued interest in arrears on the last day of each month until the date of repayment and at any time that the principal balance is due and payable. We may prepay the amounts due under the Dalea Credit Agreement at any time before maturity without penalty.

The Dalea Credit Agreement contains certain covenants that limit our ability to, among other things, (i) make, give, create or permit or attempt to make, give or create any mortgage, charge, lien or encumbrance over any of our assets or any subsidiary’s assets (subject to certain specified exceptions), (ii) change our name or our jurisdiction of organization, (iii) declare or provide for any dividends or other similar payments, (iv) redeem or repurchase any of our shares, (v) make, or permit the sale of, or disposition of, any substantial or material part of our business, assets or undertaking or that of any subsidiary, (vi) borrow or cause any subsidiary to borrow money from any person (subject to certain specified exceptions) without obtaining and delivering a duly signed assignment and postponement of claim by such person in form and terms satisfactory to Dalea, (vii) pay out or permit the payment of any shareholder loans or other indebtedness to non-arm’s length parties by us or any subsidiary, or (viii) guarantee or permit the guarantee of the obligations of any other person by us or any subsidiary except in the ordinary course of business. In addition, any proceeds received by us or any subsidiary from any debt financings (subject to certain specified exceptions) must be used to repay amounts outstanding under the Dalea Credit Agreement, net of reasonable transaction and financing costs. We or any subsidiary are also required to repay amounts outstanding under the Dalea Credit Agreement from (i) any proceeds of any equity issuance received from Mr. Mitchell, his immediate family or any entities owned or controlled by Mr. Mitchell or his immediate family (collectively, the “Mitchell Family”), and (ii) all proceeds of any equity issuance in excess of $75.0 million (excluding any proceeds received from the Mitchell Family), net of reasonable transaction costs. Amounts repaid under the Dalea Credit Agreement cannot be reborrowed. We paid Dalea’s reasonable legal fees and other expenses incidental to the completion of the Dalea Credit Agreement.

In connection with our public offering of common shares from September 30, 2010 through October 8, 2010, Dalea waived its right to be repaid from our proceeds of the offering, which would have otherwise been due to Dalea under the terms of the Dalea Credit Agreement.

Under the terms of the Dalea Credit Agreement, we were required to issue Dalea 100,000 common share purchase warrants for each $1.0 million in principal amount advanced under the Dalea Credit Agreement. We borrowed an aggregate of $73.0 million under the Dalea Credit Agreement, and on September 1, 2010, we issued 7.3 million common share purchase warrants to Dalea. Of these common share purchase warrants, we were obligated to issue 5.0 million warrants when we made our initial draw of $50.0 million on June 28, 2010 and 2.3 million warrants when we made our final draw of $23.0 million on August 24, 2010. All of the warrants were actually issued on September 1, 2010. The common share purchase warrants are exercisable until September 1, 2013 and have an exercise price of $6.00 per share. The fair value of the 5.0 million common share purchase warrants issuable as a result of the June 28, 2010 draw was determined using the Black-Scholes Model with the following assumptions: share price of $3.52 per share; volatility of 51%; dividend rate of 0%; risk-free interest rate of 0.5% and a term of three years. The fair value of the 2.3 million common share purchase warrants issuable as a result of the August 24, 2010 draw was determined using the Black-Scholes Model with the following assumptions: share price of $2.85 per share; volatility of 51%; dividend rate of 0%; risk-free interest rate of 0.5% and a term of three years.

The proceeds from the Dalea Credit Agreement were allocated to current debt and warrants based on relative fair values. We recorded a debt discount equal to the difference between the proceeds allocated to the debt and the stated value of the debt. The debt discount is being amortized using the effective interest method.

As of December 31, 2010, we had borrowed $73.0 million under the Dalea Credit Agreement. No further borrowings are permitted under the Dalea Credit Agreement.

Dalea Loan and Security Agreement

On June 28, 2010, Viking International entered into a loan and security agreement (the “Loan Agreement”) with Dalea. The purpose of the Loan Agreement was to fund the purchase of equipment and for general corporate purposes.

The initial advance under the Loan Agreement was $18.5 million and was secured by (i) the equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of, each of the foregoing.

Amounts due under the Loan Agreement accrued interest at a rate of 10% per annum. Viking International was required to pay monthly principal payments in the amount of $833,333, together with a payment of all accrued interest in arrears on the last day of each month beginning October 31, 2010. Viking International could prepay the amounts due under the Loan Agreement at any time before maturity without premium or penalty.

Viking International borrowed an aggregate of $18.5 million under the Loan Agreement and paid approximately $485,000 in interest. We repaid the loan in full on September 30, 2010, and on December 31, 2010 the Loan Agreement was terminated.

Viking Drilling Note

On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling, LLC. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable with Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. We paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which was comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment.

As of December 31, 2010, the outstanding balance under the note was $7.7 million.

Incremental loan

On November 28, 2008, we entered into a credit agreement with Dalea. The purpose of the credit agreement was to fund the cash takeover Offer by TransAtlantic Australia for all of the outstanding shares of Incremental (see notes 5 and 18).

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

The aggregate unpaid principal balance, together with all accrued but unpaid interest was immediately due and payable by us upon the earliest of (i) April 20, 2010; (ii) the date of any change in ownership of or control or direction over, directly or indirectly, 20% or more of our outstanding voting securities; and (iii) the occurrence of an event of default.

The total outstanding balance of the advances made under the credit agreement accrued interest at a rate of 10% per annum, calculated daily and compounded quarterly. Interest was payable by us on the first day of each March, June, September, and December during the term of the loan. We could prepay the loan at any time before maturity without penalty.

The credit agreement was secured by all of the personal property or assets of our wholly-owned subsidiary, TransAtlantic (Holdings) Australia Pty. Ltd., including all of the ordinary shares in the capital of TransAtlantic Australia.

We borrowed an aggregate of $64.6 million under the credit agreement and paid $2.0 million in interest during 2009. The loan was repaid in full on June 23, 2009, at which time the credit agreement was terminated. We recorded a foreign exchange loss of $4.3 million related to the credit agreement in the first quarter of 2009.

At December 31, 2010, the principal amounts due under our related-party debt were:

		Principal Due In
		(in thousands)
Related Party Floating Rate Debt	Total	2011	2012	2013	Thereafter
Dalea credit agreement	$73,000	$73,000	$—	$—	$—
Dalea credit agreement discount – warrants	(1,972)	(1,972)

	71,028	71,028
Viking Drilling note	7,708	4,776	2,932	—	—

	$78,736	$75,804	$2,932	$—	$—

12.	Shareholders’ equity

September 2010 share issuance

From September 30, 2010 through October 8, 2010, we closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per common share (the “Offering”), raising gross proceeds of $85.0 million. Of the 30,357,143 common shares sold, we offered and sold 1,788,643 common shares to Dalea. The net proceeds from the Offering, after deducting the placement agency fee and estimated offering expenses, were approximately $80.6 million. We used $19.0 million of the net proceeds for the repayment of the principal amount and accrued interest under the Loan Agreement with Dalea (see note 11) and used the remaining net proceeds for general corporate purposes.

November 2009 share issuance

On November 24, 2009, we closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement of common shares inside the United States to accredited investors. In the aggregate, we sold 48,298,790 common shares at a price of Cdn $2.35 per common share, raising gross proceeds of approximately Cdn $113.5 million (approximately $106.9 million). Of the 48,298,790 common shares sold, we offered and sold 4,255,400 common shares to Dalea. Concurrently with the offerings, we completed a Regulation D private placement to two accredited investors in the United States of 750,000 common shares at Cdn $2.35 per common share for gross proceeds of approximately Cdn $1.76 million (approximately $1.66 million). We used the proceeds from the offerings for our 2010 capital expenditures program and for general corporate purposes.

June 2009 share issuance

On June 22, 2009, we closed a Regulation S offering of common shares outside the United States and a concurrent Regulation D private placement inside the United States to accredited investors. In the aggregate, we sold 98,377,300 common shares at a price of Cdn $1.65 per common share, raising gross proceeds of approximately Cdn $162.3 million (approximately $143.1 million). Of the 98,377,300 common shares sold, we offered and sold 41,818,000 common shares to Dalea.

April 2009 share and warrant issuance

In April 2009, we issued 101,585 common shares and 829,960 common share purchase warrants to retire share-based payment arrangements of Incremental. Each warrant is exercisable through April 2, 2012 and entitles the holder to purchase one common share at an exercise price of $1.20 per share (see note 5).

September 2010 warrant issuance

In September 2010, we issued 7.3 million common share purchase warrants to Dalea pursuant to the Dalea Credit Agreement (see note 11). The common share purchase warrants are exercisable until September 1, 2013 and have an exercise price of $6.00 per share. The fair value of the common share purchase warrants is $2.0 million using the Black-Scholes Model.

Restricted stock units

On June 16, 2009, our shareholders approved the 2009 Long-Term Incentive Plan (the “Incentive Plan”), pursuant to which we can award restricted stock units (“RSUs”) and other share-based compensation to certain of our directors, officers, employees and consultants. Each RSU is equal in value to one of our common shares on the grant date. Upon vesting, an award recipient is entitled to a number of common shares equal to the number of vested RSUs. The RSU awards can only be settled in common shares. As a result, RSUs are classified as equity. At the grant date, we make an estimate of the forfeitures expected to occur during the vesting period and adjust our compensation cost accordingly. The current forfeiture rate is estimated to be 10%.

Under the Incentive Plan, RSUs vest over specified periods of time ranging from immediately to four years. RSUs are deemed full value awards and their value is equal to the market price of our common shares on the grant date. ASC 718 requires that the Incentive Plan be approved in order to establish a grant date. Under ASC 718, the approval date for the Incentive Plan was February 9, 2009, the date our board of directors approved the Incentive Plan.

Share-based compensation expense of $2.0 million, $1.2 million, and $0 with respect to RSU awards was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, we had approximately $2.9 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.5 years. The following table sets forth RSU activity for the year ended December 31, 2010:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested RSUs outstanding at December 31, 2009	2,112	$1.25
Granted	1,361	3.16
Forfeited	(161)	2.32
Vested	(846)	1.28

Unvested RSUs outstanding at December 31, 2010	2,466	$2.22

Stock option plan

Our Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding awards issued under the Option Plan remained in full force and effect. All options presently outstanding under the Option Plan have a five-year term.

Under the Black-Scholes Model, the fair value of all outstanding options under the Option Plan is calculated at approximately $70,000, $383,000 and $583,000 and is recognized as share-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, all stock options have been fully amortized. We did not grant any stock options during the years ended December 31, 2010 and 2009. The estimated average grant date fair value of options issued during 2008 was $1.16 determined using the Black-Scholes Model with the following assumptions:

Option Value Inputs	2008
Risk free interest rate	1.7%
Expected option life	5 Years
Volatility in the price of the Company’s shares	74-77%
Forfeiture	10%

Details of the Option Plan at December 31, 2010, 2009 and 2008 are presented below.

	2010		2009		2008
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1,	3,323	$0.88	4,413	$0.85	4,285	$0.80
Granted	—	—	—	—	440	1.25
Expired	—	—	(310)	(0.90)	(65)	(0.93)
Exercised	(1,212)	(0.90)	(780)	(0.74)	(247)	(0.60)

Outstanding at December 31,	2,111	$0.86	3,323	$0.88	4,413	$0.85

Exercisable at December 31,	2,111	$0.86	3,177	$0.86	3,553	$0.83

The following table summarizes information about stock options as of December 31, 2010:

Range of Prices		Options Outstanding and Exercisable			Weighted- Average Options Exercisable Remaining Contractual Life (years)
		Shares (in thousands)	Weighted- Average Exercise Price	Intrinsic Value- (in thousands)
Low	High
$0.31	$0.74	581	$0.31	$1,755	1.93
$1.00	$1.20	1,140	1.01	2,641	0.95
$1.23	$1.32	390	1.25	810	2.48

		2,111	$0.86	$5,206	1.50

13.	Income taxes

On October 1, 2009, we continued out of Canada into the jurisdiction of Bermuda. The income tax provision differs from the amount that would be obtained by applying the Bermuda income tax rate of 0% (for 2010 and 2009) and the Canadian combined federal and provincial statutory income tax rate (for 2008) to net loss for the year as follows:

	2010	2009	2008
	(in thousands)
Statutory tax rate	0.00%	0.00%	29.50%
Loss before tax	$(71,035)	$(60,718)	$(16,475)
Expected income tax reduction	—	—	(4,860)
Increase (decrease) resulting from
Share-based compensation	—	85	172
Change in tax rate due to operating jurisdiction	(302)	(4,696)	(366)
Expiration of tax deductions	—	—	102
Change in valuation allowance	586	(3,519)	5,160
Continuance out of Canada	—	8,601	—
Other	(167)	828	(208)

Total	$117	$1,299	$—

The components of the net deferred income tax liability at December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(in thousands)
Deferred income tax liabilities
Property and equipment	$(25,796)	$(11,725)	—
Foreign exchange losses	227	(28)	—
Deferred income tax assets
Property and equipment	1,591	563	260
Operating loss carry-forwards	25,923	24,021	18,849
Capital loss carry-forwards	—	—	1,112
Unrealized derivative loss	693	395	—
Inventories	455	423	—
Accrued liabilities & other	492	1,064	—
Share issue costs	—	—	54
Provision for asset retirement	788	698	—
Debt financing fees	—	—	68
Valuation allowance	(26,023)	(22,887)	(20,343)

Net deferred tax liability	$(21,650)	$(7,476)	$—

We have accumulated losses or resource-related deductions available for income tax purposes in Turkey, Romania and the U.S. No recognition has been given in these consolidated financial statements to the future benefits that may result from the utilization of losses for income tax purposes. We have non-capital tax losses in Turkey of approximately 97.0 million Turkish Lira (approximately $62.5 million), which expire commencing in 2011; non-capital losses in Romania of approximately 22.6 million Romanian New Leu (approximately $7.1 million), which expire commencing in 2011; and non-capital losses in the U.S. of approximately $35.1 million, which expire commencing in 2010.

Effective October 1, 2009, we continued to the jurisdiction of Bermuda. We have determined that no taxes were payable upon the continuance. However, our tax filing positions can still be subject to review by taxation authorities who may successfully challenge our interpretation of the applicable tax legislation and regulations, with the result that additional taxes could be payable by us.

14.	Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable operating segments, exploration and production of oil and natural gas (“E&P”) and drilling services, within three reportable geographic segments: Romania, Turkey and Morocco. Summarized financial information concerning our geographic segments is shown in the following tables:

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
For the year ended December 31, 2010
Total revenues	182	—	85,381	—	85,563
Production	85	58	20,143	—	20,286
Exploration, abandonment and impairment	84	5,182	7,425	19,924	32,615
Seismic and other exploration	2,314	271	9,539	195	12,319
International oil and gas activities	386	602	18,176	4,494	23,658
General and administrative	11,999	365	17,056	310	29,730
Depreciation, depletion and amortization	124	27	24,065	4,003	28,219
Accretion of asset retirement obligations	—	—	470	—	470

Total costs and expenses	14,992	6,505	96,874	28,926	147,297
Operating loss	14,810	6,505	11,493	28,926	61,734
Loss on commodity derivative contracts	—	—	1,624	—	1,624
Foreign exchange loss (gain)	299	6	(1,125)	9	(811)
Interest and other expense	4,596	—	4,112	133	8,841
Interest income	(103)	(2)	(230)	(18)	(353)

Loss before income taxes	19,602	6,509	15,874	29,050	71,035
Provision for income taxes	—	—	117	—	117

Net loss attributable to common shareholders	$19,602	$6,509	$15,991	$29,050	$71,152
Segment assets as of December 31, 2010	$44,038	$3,465	$383,644	$41,200	$472,347
Goodwill as of December 31, 2010	$—	$—	$10,341	$—	$10,341

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
For the year ended December 31, 2009
Total revenues	135	—	29,134	—	29,269
Production	211	34	9,854	69	10,168
Exploration, abandonment and impairment	2,305	6,586	4,944	10,956	24,791
Seismic and other exploration	463	98	7,234	2,743	10,538
International oil and gas activities	2,684	586	4,594	4,485	12,349
General and administrative	12,126	342	3,286	375	16,129
Depreciation, depletion and amortization	133	24	5,074	2,711	7,942
Accretion of asset retirement obligations	—	—	164	—	164

Total costs and expenses	17,922	7,670	35,150	21,339	82,081
Operating loss	17,787	7,670	6,016	21,339	52,812
Loss on commodity derivative contracts	—	—	1,922	—	1,922
Interest and other expense	5,411	10	588	188	6,197
Interest income	(100)	(7)	(65)	(41)	(213)

Loss before income taxes	23,098	7,673	8,461	21,486	60,718
Provision for income taxes	—	—	1,299	—	1,299

Net loss	23,098	7,673	9,760	21,486	62,017
Non-controlling interest, net of tax	129	—	—	—	129

Net loss attributable to common shareholders	$23,227	$7,673	$9,760	$21,486	$62,146
Inter-segment assets as of December 31, 2009	$92,726	$6,278	$162,560	$45,519	$307,083
Goodwill as of December 31, 2009	$—	$—	$10,067	$—	$10,067

	Corporate	Romania	Turkey	Morocco	Total
	(in thousands)
For the year ended December 31, 2008
Total revenues	$111	$—	$—	$—	$111
Production	73	—	—	—	73
Seismic and other exploration	—	—	—	7,901	7,901
International oil and gas activities	1,287	762	917	2,217	5,183
General and administrative	3,592	—	—	—	3,592
Depreciation, depletion and amortization	26	6	—	21	53
Accretion of asset retirement obligations	6	—	—	—	6

Total costs and expenses	4,984	768	917	10,139	16,808
Operating loss	4,873	768	917	10,139	16,697
Interest and other expense	78	—	—	38	116
Interest income	(276)	—	—	(62)	(338)

Net loss attributable to common shareholders	$4,675	$768	$917	$10,115	$16,475

Summarized financial information concerning our operating segments is shown in the following tables:

	E&P	Drilling	Corporate	Total
	(in thousands)
For the year ended December 31, 2010
Net revenues	$69,839	$53,716	$—	$123,555
Inter-segment revenues	—	(37,992)	—	(37,992)

Total revenues	69,839	15,724	—	85,563
Production	20,875	—	—	20,875
Inter-segment production	(589)	—	—	(589)
Exploration, abandonment and impairment	32,615	—	—	32,615
Seismic and other exploration	12,319	—	—	12,319
International oil and gas activities	2,641	54,739	386	57,766
Inter-segment international oil and gas activities	—	(34,108)	—	(34,108)
General and administrative	13,503	4,228	11,999	29,730
Depreciation, depletion and amortization	15,541	15,849	124	31,514
Inter-segment depreciation, depletion and amortization	—	(3,295)	—	(3,295)
Accretion of asset retirement obligations	470	—	—	470

Total costs and expenses	97,375	37,413	12,509	147,297
Operating loss	27,536	21,689	12,509	61,734
Loss on commodity derivative contracts	1,624	—	—	1,624
Foreign exchange loss (gain)	1,580	(2,690)	299	(811)
Interest and other expense	2,579	1,666	4,596	8,841
Interest and other income	(182)	(68)	(103)	(353)

Loss before income taxes	33,137	20,597	17,301	71,035
Provision for income taxes	(1,104)	1,221	—	117

Net loss attributable to common shareholders	$32,033	$21,818	$17,301	$71,152
Inter-segment assets as of December 31, 2010	$295,352	$132,957	$44,038	$472,347
Goodwill as of December 31, 2010	$10,341	$—	$—	$10,341

For the year ended December 31, 2009
Net revenues	$27,681	$2,904	$—	$30,585
Inter-segment revenues	—	(1,316)	—	(1,316)

Total revenues	27,681	1,588	—	29,269
Production	10,168	—	—	10,168
Exploration, abandonment and impairment	24,791	—	—	24,791
Seismic and other exploration	10,538	—	—	10,538
International oil and gas activities	5,239	4,426	2,684	12,349
General and administrative	3,508	495	12,126	16,129
Depreciation, depletion and amortization	4,587	3,222	133	7,942
Accretion of asset retirement obligations	164	—	—	164

Total costs and expenses	58,995	8,143	14,943	82,081
Operating loss	31,314	6,555	14,943	52,812
Loss on commodity derivative contracts	1,922	—	—	1,922
Interest and other expense	518	268	5,411	6,197
Interest income	(93)	(20)	(100)	(213)

Loss before income taxes	33,661	6,803	20,254	60,718
Provision for income taxes	1,080	219	—	1,299

Net loss	34,741	7,022	20,254	62,017
Non-controlling interest, net of tax	—	—	129	129

Net loss attributable to common shareholders	$34,741	$7,022	$20,383	$62,146
Segment assets as of December 31, 2009	$158,856	$55,501	$92,726	$307,083
Goodwill as of December 31, 2009	$10,067	$—	$—	$10,067

	E&P	Drilling	Corporate	Total
	(in thousands)
For the year ended December 31, 2008
Total revenues	$111	$—	$—	$111
Production	73	—	—	73
Seismic and other exploration	7,901	—	—	7,901
International oil and gas activities	3,896	—	1,287	5,183
General and administrative	—	—	3,592	3,592
Depreciation, depletion and amortization	27	—	26	53
Accretion of asset retirement obligations	6	—	—	6

Total costs and expenses	11,903	—	4,905	16,808
Operating loss	11,792	—	4,905	16,697
Interest and other expense	38	—	78	116
Interest income	(276)	—	(62)	(338)

Loss before income taxes	11,554	—	4,921	16,475
Benefit (provision) for income taxes	—	—	—	—

Net loss attributable to common shareholders	$11,554	$—	$4,921	$16,475

15.	Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount at December 31, 2010 and 2009, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our fixed rate notes and our variable rate short-term cash holdings. Interest rate changes would result in gains or losses in the market value of our fixed rate debt due to differences between the current market interest rates and the rates governing our notes.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, European Union Euro, Romanian New Leu, Moroccan Dirham and Turkish Lira. We have not used foreign currency forward contracts to manage exchange rate fluctuations. In 2009, we agreed to a fixed currency exchange rate of AUD $1.00 to US $0.7024 in the credit agreement with Dalea (see note 11). During the year ended December 31, 2009, the loan was repaid in its entirety and the credit agreement was terminated. The resulting realized exchange loss was $4.2 million. At December 31, 2010, we had Cdn $0.8 million (approximately $0.8 million), 3.8 million Turkish Lira (approximately $2.4 million) and 71,000 Euros (approximately $95,000) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the Canadian Dollar, Turkish Lira and European Union Euro.

Commodity price risk

We are exposed to fluctuations in commodity prices for crude oil and natural gas. Commodity prices are affected by many factors including but not limited to supply and demand. At December 31, 2010 and 2009, we were a party to commodity derivative contracts (see note 8).

Concentration of credit risk

The majority of our receivables are within the oil and gas industry, primarily from our industry partners and from government agencies. Included in receivables are amounts due from Turkiye Petrolleri Anonim Ortakligi (“TPAO”), the national oil company of Turkey, and Turkiye Petrol Refinerileri A.Ş. (“TUPRAS”), a privately owned oil refinery in Turkey, which purchase substantially all of our oil production in Turkey. The receivables are not collateralized. To date, we have experienced minimal bad debts, and have no allowance for doubtful accounts. Other accounts receivable relating to value added taxes are due from various government agencies and are expected to be collected prior to December 31, 2011. The majority of our cash and cash equivalents are held by three financial institutions in the U.S. and Turkey.

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2010:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets (liabilities):
Short-term credit agreement	$—	$(30,000)	$—	$(30,000)
Floating rate debt	—	(78,736)	—	(78,736)
Senior secured credit facility	—	(25,000)	—	(25,000)
Crude oil derivative contracts	—	(3,517)	—	(3,517)

Total	$—	$(137,253)	$—	$(137,253)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2009:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets (liabilities):
Fixed rate debt	$—	$(7,501)	$—	$(7,501)
Senior secured credit facility	—	—	—	—
Crude oil derivative contracts	—	(1,922)	—	(1,922)

Total	$—	$(9,423)	$—	$(9,423)

16.	Commitments

In Morocco, we posted the following fully-funded bank guarantees in support of our work program commitments: $2.0 million under our Guercif exploration permits, $3.0 million under our Ouezzane-Tissa exploration permits, $1.0 million under our Tselfat exploration permit and $1.5 million under our Asilah exploration permits. The obligations under the Tselfat exploration permit and the Ouezzane-Tissa exploration permits have been fully performed except for final reports. The remaining work program commitment on the Guercif exploration permits has been transferred to the Tselfat exploration permit. The bank guarantees are reduced periodically based on work performed. In the event we fail to perform the required work commitments, the remaining amount of the bank guarantees would be forfeited.

On March 3, 2009, we amended the lease for our Dallas, Texas office space extending the term to December 31, 2013. In Morocco, we have entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard. In Romania, we have one-year leases for an office and an equipment yard. In Turkey, we have entered into a three-year lease for office space in Istanbul, short term leases of nine apartments in Istanbul, three apartments in Ankara, a five-year lease for an operations yard in Diyarbakir, a seven-year lease for an operations yard in the Thrace Basin, a seven-year lease for storage, maintenance and staging space and a one-year lease for ten rooms at a hotel in Turkey. Our aggregate annual commitments as of December 31, 2010 are as follows:

		Payments Due by Year
	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Leases and other	$11,101	$4,556	$2,691	$1,194	$489	$437	$1,734
Contracts	36,550	31,050	5,500	—	—	—	—
Permits	21,880	19,880	2,000	—	—	—	—

	$69,531	$55,486	$10,191	$1,194	$489	$437	$1,734

Normal purchase arrangements are excluded from the table as they are discretionary or being performed under contracts which are cancelable immediately or with a 30-day notice period.

Our commitments under our permits and contracts require us to complete certain work projects on the relevant permit or license within a specified period of time. Our current commitments under our permits and contracts are due in 2011 and 2012. If we fail to complete a commitment by the specified deadline, we would lose our rights in such license or permit, and in the case of the Asilah and Tselfat exploration permits, any remaining amount of the bank guarantees would be forfeited.

Our commitments pursuant to petroleum licenses and permits as of December 31, 2010 included commitments to:

•	Test the Kaletepe-1 well on License 4175 in Turkey in 2011;

•	Drill three wells on the Midyat licenses in Turkey, one in 2011 and two in 2012;

•	Drill one well on the Tuz Golu licenses in Turkey in 2011;

•	Drill two wells on License 3839 in Turkey in 2011;

•	Drill three wells on License 4037 in Turkey, two in 2011 and one in 2012;

•	Drill two wells on License 3864 in Turkey in 2011;

•	Drill two wells on License 3599 in Turkey, one in 2011 and one in 2012;

•	Complete the GRB-1 well on the Asilah exploration permits in Morocco in 2011;

•	Drill three wells on the Tselfat exploration permit in Morocco in 2011; and

•	Conduct miscellaneous exploratory activities on several of our Turkish licenses.

Our commitments pursuant to agreements with third party license holders as of December 31, 2010 included commitments to:

•	Drill one well on License 4325 in Turkey in 2011 in accordance with our agreement with Selsinsan Petrol Maden;

•	Drill one well on the Malatya licenses in Turkey in 2011 in accordance with our agreement with Selsinsan Petrol Maden;

•	Drill one well on License 4642 in Turkey in 2012 and acquire 100 sq. km. of 3D seismic data in 2011 in accordance with our agreement with Selsinsan Petrol Maden;

•

Participate in drilling five wells on License 3118 in Turkey in 2011 in accordance with our agreement with Aladdin Middle East, Ltd. (“Aladdin”) whereby we will drill two wells and Aladdin will drill three wells;

•	Drill one well on License 4069 in Turkey in 2011 in accordance with our agreement with Tiway Turkey, Ltd.;

•	Drill two wells on License 3648 in Turkey, one in 2011 and one in 2012, in accordance with our agreement with TPAO;

•	Drill three wells on License 4288 in Turkey, one in 2011 and two in 2012, and acquire 4D seismic on the license in 2011, in accordance with our agreement with TPAO;

•	Drill one well on License 3792 in Turkey in 2011 in accordance with our agreement with TPAO;

•	Drill one well on License 3793 in Turkey in 2011 in accordance with our agreement with TPAO;

•	Drill a total of four wells and re-enter a total of three wells on Licenses 3791 and 3165 in Turkey in 2011 in accordance with our agreement with TPAO; and

•	Participate in drilling five wells on the Gaziantep licenses in Turkey, three in 2011 and two in 2012, in accordance with our agreement with Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”).

17.	Contingency

Incremental has been involved in litigation with persons who claim ownership of a portion of the surface at the Selmo field in Turkey. These cases are being vigorously defended by Incremental and Turkish governmental authorities. We do not have enough information to estimate the potential additional operating costs we would incur in the event the purported surface owners’ claims are ultimately successful. Any adjustment arising out of the claims will be recorded when it becomes probable and measurable.

18.	Related party transactions

Debt transactions

On November 28, 2008, we entered into a credit agreement with Dalea for the purpose of funding the all cash takeover offer by TransAtlantic Australia for all of the outstanding shares of Incremental. Pursuant to the credit agreement, as amended, until June 30, 2009, we could request advances from Dalea of (i) up to $62.0 million for the sole purpose of purchasing Incremental common shares in connection with the offer, plus related transaction costs and expenses; and (ii) up to $14.0 million for general corporate purposes. The total outstanding balance of the advances made under the credit agreement accrued interest at a rate of 10% per annum, calculated daily and compounded quarterly. The loan was repaid in full on June 23, 2009, at which time the credit agreement was terminated. We borrowed an aggregate of $64.6 million under the loan and paid a total of $2.0 million in interest during 2009. We recorded a foreign exchange loss of $4.3 million related to the credit agreement in the first quarter of 2009.

On June 28, 2010, we entered into the Dalea Credit Agreement for the purpose of funding the acquisition of all the shares of Amity and Petrogas and for general corporate purposes. Pursuant to the Dalea Credit Agreement, we could request advances from Dalea up to the aggregate principal amount of $100.0 million until September 1, 2010. The advances were denominated in U.S. Dollars. We had borrowed an aggregate of $73.0 million pursuant to the Dalea Credit Agreement as of December 31, 2010 (see note 11). No further borrowings are permitted under the Dalea Credit Agreement.

On June 28, 2010, Viking International entered into the Loan Agreement with Dalea. The purpose of the Loan Agreement was to fund the purchase of equipment and for general corporate purposes. The initial advance under the Loan Agreement was $18.5 million and was secured by (i) the equipment named therein, and (ii) proceeds of the equipment and all accessions to, substitutions and replacements for, and rents, profits and products of, each of the foregoing. Viking International borrowed an aggregate of $18.5 million and paid approximately $485,000 in interest. We repaid the loan in full on September 30, 2010 (see note 11), and on December 31, 2010, the Loan Agreement was terminated.

Equity transactions

On March 20, 2009, our wholly-owned subsidiary, TransAtlantic Australia, purchased 15,025,528 shares of Incremental (see note 5) from Mr. Mitchell at a price of AUD $1.085 per share, the same price per share and pursuant to the same terms as the shares acquired from Incremental’s other shareholders, none of whom had any relationship with us. Mr. Mitchell had purchased the Incremental shares between October 27, 2008 and December 23, 2008 at an average price of AUD $0.99 per share. The total consideration paid by TransAtlantic Australia for Mr. Mitchell’s Incremental shares was $11.2 million.

On June 22, 2009, Dalea purchased 41,818,000 common shares at a price of Cdn $1.65 per share in a private placement of our common shares in the U.S. In addition, on June 22, 2009, we entered into a registration rights agreement with Canaccord Capital Corporation and Dalea, pursuant to which we agreed to register for resale under the Securities Act the 41,818,000 common shares purchased by Dalea and 56,559,300 common shares held by certain other investors. Under the registration rights agreement, we filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) on July 20, 2009 to register 55,544,300 common shares for resale, which did not include the common shares held by Dalea. The registration statement was declared effective on September 29, 2009 and the common shares that remained unsold under the registration statement were deregistered by a post-effective amendment that was declared effective on June 28, 2010.

On November 24, 2009, Dalea purchased 4,255,400 common shares at a price of Cdn $2.35 per share in a private placement of our common shares in the U.S. In addition, on November 24, 2009, we entered into a registration rights agreement with Canaccord Capital Corporation and Dalea, pursuant to which we agreed to register for resale under the Securities Act the 4,255,400 common shares purchased by Dalea and 44,043,390 common shares held by certain other investors. Under the registration rights agreement, we filed a registration statement with the SEC on December 23, 2009 to register 42,838,451 common shares for resale, which did not include the common shares held by Dalea. The registration statement was declared effective on January 7, 2010, and the common shares that remained unsold under the registration statement were deregistered by a post-effective amendment that was declared effective on December 3, 2010.

On September 1, 2010, we issued 7,300,000 common share purchase warrants to Dalea pursuant to the Dalea Credit Agreement (see notes 11 and 12). The common share purchase warrants are exercisable until September 1, 2013 and have an exercise price of $6.00 per share.

On September 30, 2010, Dalea purchased 1,788,643 common shares at a price of $2.80 per share in a public offering. The common shares sold in the offering were offered and sold pursuant to our shelf registration statement, which was declared effective on June 18, 2010.

Equipment purchase transactions

On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable to Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. We paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which was comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. Interest expense for the year ended December 31, 2010 pursuant to the Viking Drilling note was approximately $592,000. At December 31, 2010, the outstanding balance under this note was $7.7 million (see note 11).

Service transactions

Effective May 1, 2008, we entered into a service agreement, as amended (the “Service Agreement”), with Longfellow, Viking Drilling, MedOil Supply, LLC and Riata Management, LLC (“Riata Management”). Mr. Mitchell and his wife own 100% of Riata Management. In addition, Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Riata Management owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling. Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. We recorded expenditures for the year ended December 31, 2010 of $34.1 million, for goods and services provided to us under the Service Agreement, of which approximately $863,000 was payable at December 31, 2010. Payables in the amount of $1.1 million at December 31, 2009 were settled in cash during the first quarter of 2010. Payables in the amount of $863,000 due under the Service Agreement at December 31, 2010, were settled in cash during the first quarter of 2011. Amounts due to us totaled approximately $4,000 at December 31, 2010.

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

On December 15, 2009, Viking International entered into an Agreement for Management Services (“Management Services Agreement”) with Viking Drilling. Pursuant to the Management Services Agreement, which was amended on August 5, 2010, Viking International agreed to provide management, marketing, storage and personnel services (collectively, the “Rig Services”) from time to time as requested by Viking Drilling for the operation of certain rigs owned by Viking Drilling that are located in Turkey. Under the terms of the Management Services Agreement, Viking Drilling will pay Viking International for all actual costs and expenses associated with the provision of the Rig Services. In addition, Viking Drilling will pay Viking International a monthly management fee equal to 7% of the total amount invoiced for direct labor costs for employees of Viking International providing Rig Services under the Management Services Agreement. Viking International recorded expenditures for the year ended December 31, 2010 of $676,000 under the Management Services Agreement, of which $21,000 is due under the Management Services Agreement at December 31, 2010.

On June 1, 2010, Viking International entered into a lease agreement under which it leased space for storage, maintenance, and staging of material and equipment for oilfield services and services related to oil and gas drilling, exploration, development, geological or geophysical activities or oilfield infrastructure at premises owned by Gundem. Under the lease agreement, Viking International will pay Gundem the Turkish Lira equivalent of $25,000 per month from July 2010 through December 2011, $26,000 per month from January 2012 through December 2012, $27,000 per month from January 2013 through December 2013, $28,000 per month from January 2014 through December 2014 and $29,000 per month from January 2015 through December 2017. As of December 31, 2010, $150,000 has been paid and no amount is outstanding under this lease agreement.

On August 5, 2010, Viking International entered into an Agreement for Management Services (“Maritas Services Agreement”) with Maritas A.S. (“Maritas”). Pursuant to the Maritas Services Agreement, Viking International agreed to provide management, marketing and personnel services (collectively, the “Maritas Rig Services”) from time to time as requested by Maritas for the operation of a drilling rig owned by MAANBE LLC and located in Iraq. Under the terms of the Maritas Services Agreement, Maritas will pay Viking International for all actual costs and expenses associated with the provision of the Maritas Rig Services. In addition, Maritas will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs for employees of Viking International providing Maritas Rig Services under the Maritas Services Agreement. MAANBE LLC is indirectly owned by Mr. Mitchell and his children. Mr. Mitchell indirectly owns 50% of Maritas. We recorded expenditures for the year ended December 31, 2010 of $4.8 million for goods and services provided to us under the Maritas Services Agreement, of which approximately $85,000 was payable at December 31, 2010. Payables due under the Maritas Services Agreement at December 31, 2010 were settled in cash in the first quarter of 2011. Amounts due to us totaled $3.7 million, of which $2.7 million was unbilled, at December 31, 2010.

On September 28, 2010, Viking International entered into an Agreement for Management Services (the “VOS Services Agreement”) with Viking Petrol Sahasi Hizmetleri A.S. (“VOS”). VOS is indirectly owned by Mr. Mitchell. Pursuant to the VOS Services Agreement, Viking International agreed to provide management, marketing, storage and personnel services (collectively, the “Services”) from time to time as requested by VOS for the operation of certain equipment owned by VOS that is located in Turkey. Under the terms of the VOS Services Agreement, VOS will pay Viking International for all actual costs and expenses associated with the provision of the Services. In addition, VOS will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs of employees of Viking International providing Services pursuant to the VOS Services Agreement. We recorded expenditures for the year ended December 31, 2010 of approximately $79,000 for goods and services provided by us under the VOS Services Agreement. Amounts due to us totaled approximately $79,000 at December 31, 2010.

Other transactions

In July 2008, Longfellow guaranteed the obligations of us and Longe under a farm-out agreement concerning our Ouezzane-Tissa and Asilah exploration permits in Morocco up to a maximum of $25.0 million.

19.	Quarterly results of operations (unaudited)

The results of operations by quarter for the years ended December 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Year
	(in thousands, except per share data)
For the year ended December 31, 2010:
Revenues	$12,392	$18,604	$24,228	$30,339	$85,563
Net loss attributable to common shareholders.	11,340	16,434	12,088	31,290	71,152
Basic and diluted net loss per common share attributable to common shareholders (1)	$0.04	$0.05	$0.04	$0.09	$0.23
For the year ended December 31, 2009:
Revenues	$1,362	$7,425	$9,258	$11,224	$29,269
Net loss attributable to common shareholders	13,294	7,093	13,143	28,616	62,146
Basic and diluted net loss per common share attributable to common shareholders (1)	$0.09	$0.04	$0.05	$0.10	$0.29

(1)	The sum of the individual quarterly net loss amounts per share may not agree with year-to-date earnings per share as each quarterly computation is based on the income or loss for that quarter and the weighted-average number of shares outstanding during that quarter. The following items were included in the individual quarterly net loss amounts:

•	The first quarter of 2010 includes a $4.5 million loss for exploration, development and impairment.

•	The second quarter of 2010 includes a $13.3 million loss for exploration, development and impairment.

•	The third quarter of 2010 includes a $7.5 million loss for depreciation, depletion and amortization.

•	The fourth quarter of 2010 includes a $11.4 million loss for exploration, development and impairment.

•	The third and fourth quarters of 2010 reflect our acquisition of Amity and Petrogas effective August 25, 2010.

20.	Subsequent events

Direct Petroleum Purchase Agreement. On February 18, 2011, our wholly-owned subsidiary, TransAtlantic Worldwide, acquired Direct Morocco and Anschutz, and our wholly-owned subsidiary, TransAtlantic Cyprus, acquired Direct Bulgaria. In addition, TransAtlantic Worldwide purchased from the seller, Direct Petroleum Exploration, Inc. (“Direct”), all of Direct’s right, title and interest in the amounts due to Direct by each of Direct Morocco, Anschutz and Direct Bulgaria. As consideration for the acquisition, TransAtlantic Worldwide paid $2.0 million in cash to Direct, and we issued 8,924,478 of our common shares to Direct in a private placement, for total consideration of $30.0 million. In addition, if certain post-closing milestones are achieved, we will issue additional consideration to Direct equal to: (i) $6.0 million worth of our common shares if the GRB-1 well in Morocco is a commercial success; (ii) $10.0 million worth of our common shares if the Deventci-R2 well in Bulgaria is a commercial success; and (iii) $10.0 million worth of our common shares if Direct Bulgaria receives a production concession for a specified area in Bulgaria. In connection with the acquisition, we entered into a registration rights agreement whereby Direct is entitled to certain piggyback registration rights for the common shares issued to Direct, including any common shares issued to Direct as part of the additional consideration, for a period of six months following the date of issuance to Direct. The piggyback registration rights permit Direct to elect to have the common shares included in a registration statement filed by us, subject to the limitations and conditions set forth in the registration rights agreement.

TBNG Option Exercise. On February 10, 2011, TransAtlantic Worldwide exercised its option under the option agreement dated November 8, 2010, between TransAtlantic Worldwide and Mustapha Mehmet Corporation (“MMC”) regarding the purchase all of the shares of TBNG and Pinnacle Turkey, Inc. (“Pinnacle”). Upon the closing of the transactions contemplated by the option agreement, TransAtlantic Worldwide or its assigns would acquire all of the shares of TBNG and Pinnacle in consideration for (i) $100.0 million in cash, (ii) the issuance of 18.5 million of our common shares pursuant to a private placement, and (iii) the transfer of certain overriding royalty interests (ranging from 1% to 2.5% of the working interests owned by TBNG and Pinnacle on specified exploration licenses) to an affiliate of MMC. Pursuant to the option agreement, TransAtlantic Worldwide paid MMC an option fee of $10.0 million in cash, which is applicable to the purchase price of TBNG and Pinnacle.

Valeura Letter Agreement. On February 9, 2011, we entered into a letter agreement with Valeura Energy Inc. (“VEI”) whereby VEI offered to acquire 61.54% of the shares of Pinnacle and certain interests from Pinnacle and TBNG in certain exploration licenses and production leases on properties in the Thrace Basin and Gaziantep areas of Turkey, together with associated assets. VEI’s acquisition of these assets would have an effective date of October 1, 2010. VEI would provide approximately $61.5 million in cash to acquire 61.54% of the shares of Pinnacle and certain assets. If any of the conditions precedent of the letter agreement are not satisfied before closing or if closing has not occurred by July 11, 2011, any party is entitled to terminate its obligations under the letter agreement. If VEI’s acquisition of the interests in Pinnacle does not proceed as a result of a material breach by TransAtlantic Worldwide, us or VEI of the letter agreement, a material breach by TransAtlantic Worldwide of the TBNG option agreement or a material breach by TransAtlantic Worldwide or VEI of certain other agreements entered into in contemplation of the acquisition of TBNG and Pinnacle, the breaching party shall be liable to the non-breaching party for all direct damages, costs and expenses suffered by the non-breaching party as a direct result thereof, up to a maximum of $9.2 million.

21.	Supplemental oil and natural gas reserves and standard measure information (unaudited)

In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with “Modernization of Oil and Gas Reporting”, which was adopted by the SEC in December of 2008. The new rules revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.

At December 31, 2010, all of our proved reserves were located in Turkey.

The prices of oil and natural gas at December 31, 2010 and 2009 used to estimate reserves are shown in the table below. For the comparable period ended December 31, 2008, we did not have proved reserves.

	Average Price
	Oil	Gas
As of December 31,
2010	$79.00	$7.77
2009	$95.72	$8.91

The following table sets forth our estimated net proved reserves (gas converted to Mboe by dividing Mmcf by six), including changes therein, and proved developed reserves:

Disclosure of Reserve Quantities

	Crude Oil (Mmbls)	Natural Gas (Mmcf)	Mboe
Total proved reserves
December 31, 2007	—	—	—
Revisions of previous estimates	—	—	—
Extensions, discoveries and other additions	—	—	—
Sale of reserves	—	—	—
Production	—	—	—

December 31, 2008	—	—	—

Incremental acquisition	9,253	784	9,384
Extensions and discoveries	—	5,948	991
Revisions of previous estimates	1,584	607	1,685
Purchases of minerals in place	—	—	—
Production	(411)	—	(411)

December 31, 2009	10,426	7,339	11,649

Amity and Petrogas acquisition	1	13,494	2,250
Extensions and discoveries	—	1,923	321
Revisions of previous estimates	3,199	1,376	3,429
Purchases of minerals in place	—	—	—
Production	(690)	(1,707)	(975)

December 31, 2010	12,936	22,425	16,674

Proved developed reserves
December 31, 2008
Proved developed producing	—	—	—
Proved developed non-producing	—	—	—

Total	—	—	—
December 31, 2009
Proved developed producing	3,777	—	3,777
Proved developed non-producing	1,872	4,787	2,670

Total	5,649	4,787	6,447
December 31, 2010
Proved developed producing	4,775	7,820	6,078
Proved developed non-producing	813	8,741	2,270

Total	5,588	16,561	8,348
Proved developed reserves
As of December 31, 2008	—	—	—
As of December 31, 2009	5,649	4,787	6,447
As of December 31, 2010	5,588	16,560	8,348
Proved undeveloped reserves	—

	Crude Oil (Mmbls)	Natural Gas (Mmcf)	Mboe
As of December 31, 2008	—	—	—
As of December 31, 2009	4,777	2,552	5,202
As of December 31, 2010	7,348	5,865	8,326

Standardized Measure for Discounted Future Net Cash Flow

We have summarized the standardized measure of discounted future net cash flows related to our proved oil and natural gas reserves. We have based the following summary on a valuation of proved reserves using discounted cash flows based on average prices using the 12-month un-weighted arithmetic average of the first-day-of-the-month price for the period from January through December, costs and economic conditions and a 10% discount rate. The additions to proved reserves from purchases of reserves in place and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of proved reserves in prior years could also be significant. Accordingly, investors should not view the information presented below as an estimate of the fair value of our oil and natural gas properties, nor should investors consider the information indicative of any trends.

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2010 and 2009 are shown in the table below. For the comparable period ended December 31, 2008, we did not have proved reserves.

	2010	2009
	(in thousands)
Future cash inflows	$1,197,740	$700,003
Future production costs	(300,347)	(161,173)
Future development costs	(80,255)	(46,234)
Future income tax expense	(143,000)	(94,468)

Future net cash flows	674,138	398,128
10% annual discount for estimated timing of cash flows	(235,771)	(148,119)

Standardized measure of discounted future net cash flows related to proved reserves	$438,367	$250,009

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following are the principal sources of changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2010 and 2009. For the comparable period ended December 31, 2008, we did not have proved reserves.

	2010	2009
	(in thousands)
Standardized measure, January 1,	$250,009	$—
Net change in sales and transfer prices and in production (lifting) costs related to future production	53,003	137,280
Changes in future estimated development costs	(63,040)	(10,019)
Sales and transfers of oil and natural gas during the period	(50,033)	(17,803)
Net change due to extensions and discoveries	11,321	29,090
Net change due to purchases of minerals in place	79,478	83,586
Net change due to revisions in quantity estimates	121,101	49,450
Previously estimated development costs incurred during the period	29,659	6,361
Accretion of discount	31,249	10,449
Other	7,471	95
Net change in income taxes	(31,851)	(38,480)

Standardized measure, December 31,	$438,367	$250,009

Capitalized costs related to crude oil and natural gas producing activities

Our capitalized costs consisted of the following:

	United States	Morocco	Turkey	Romania	Total
	(in thousands)
As of December 31, 2010
Crude oil and natural gas properties
Proved	$—	$—	$157,508	$—	$157,508
Unproved	1,469	5,036	66,698		73,203

Total crude oil and natural gas properties	1,469	5,036	224,206	—	230,711
Less accumulated depreciation, depletion and impairment	—	—	(16,118)	—	(16,118)

Net crude oil and natural gas properties capitalized costs	$1,469	$5,036	$208,088	—	$214,593
As of December 31, 2009
Crude oil and natural gas properties
Proved	$—	$—	$66,313	—	$66,313
Unproved	1,322	4,776	3,193	3,072	12,363

Total crude oil and natural gas properties	1,322	4,776	69,506	3,072	78,676
Less accumulated depreciation, depletion and impairment	—	—	(2,483)	—	(2,483)

Net crude oil and natural gas properties capitalized costs	$1,322	$4,776	$67,023	$3,072	$76,193
As of December 31, 2008
Crude oil and natural gas properties
Proved	$—	$—	$—	$—	$—
Unproved	—	103	1,227	402	1,732

Total crude oil and natural gas properties	—	103	1,227	402	1,732
Less accumulated depreciation, depletion and impairment	—	—	—	—	—

Net crude oil and natural gas properties capitalized costs	$—	$103	$1,227	$402	$1,732

Costs incurred in crude oil and natural gas property acquisition, exploration and development

Costs incurred in crude oil and natural gas property acquisition, exploration and development activities are summarized as follows:

	United States	Morocco	Turkey	Romania	Total
	(in thousands)
For the year ended December 31, 2010
Acquisitions of properties
Proved	$—	$—	$53,997	$—	$53,997
Unproved	—	—	49,017	—	49,017
Exploration	2,545	20,379	31,452	5,453	59,829
Development	—	—	37,198	—	37,198

Total costs incurred	$2,545	$20,379	$171,664	$5,453	$200,041
For the year ended December 31, 2009
Acquisitions of properties
Proved	$—	$—	$66,313	$—	$66,313
Unproved	1,322	4,673	3,193	2,670	11,858
Exploration	2,305	10,956	4,944	6,586	24,791
Development	463	2,743	7,234	98	10,538

Total costs incurred	$4,090	$18,372	$81,684	$9,354	$113,500
For the year ended December 31, 2008
Acquisitions of properties
Proved	$—	$—	$—	$—	$—
Unproved	—	103	1,227	402	1,732
Exploration	—	—	—	—	—
Development	—	7,901	—	—	7,901

Total costs incurred	$—	$8,004	$1,227	$402	$9,633

Results of operations for crude oil and natural gas producing activities (unaudited)

Our results of operations from crude oil and natural gas producing activities for each of the years 2010, 2009 and 2008 are shown in the following table:

	United States	Morocco	Turkey	Romania	Total
	(in thousands)
For the year ended December 31, 2010
Revenues	$182	$—	$69,657	$—	$69,839
Expenses:
Production costs	85	—	20,201	—	20,286
Exploration, abandonment and impairment	84	19,924	7,425	5,182	32,615
Seismic and other exploration	2,314	195	9,539	271	12,319
Depreciation, depletion and amortization expenses	112	4,003	18,044	27	22,186

Total expenses	2,595	24,122	55,209	5,480	87,406

Loss (income) before income taxes	2,413	24,122	(14,448)	5,480	17,567
Provision for income taxes	—	—	(1,104)	—	(1,104)

Results of operations for crude oil and natural gas producing activities (excluding corporate overhead and interest costs)	$2,413	$24,122	$(15,552)	$5,480	$16,463
For the year ended December 31, 2009
Revenues	$135	$—	$27,546	$—	$27,681
Expenses:
Production costs	211	69	9,814	34	10,128
Exploration, abandonment and impairment	2,305	10,956	191	6,586	20,038
Seismic and other exploration	463	2,743	4,948	98	8,252
Depreciation, depletion and amortization expenses	124	2,711	3,094	24	5,953

Total expenses	3,103	16,479	18,047	6,742	44,371

Loss (income) before income taxes	2,968	16,479	(9,499)	6,742	16,690
Provision for income taxes	—	—	1,079	—	1,079

Results of operations for crude oil and natural gas producing activities (excluding corporate overhead and interest costs)	$2,968	$16,479	$(8,420)	$6,742	$17,769
For the year ended December 31, 2008
Revenues	$111	$—	$—	$—	$111
Expenses:
Production costs	73	—	—	—	73
Exploration, abandonment and impairment	—	—	—	—	—
Seismic and other exploration	—	7,901	—	—	7,901
Depreciation, depletion and amortization expenses	—	21	—	6	27

Total expenses	73	7,922	—	6	8,001

(Income) before income taxes	(38)	7,922	—	6	7,890
Provision for income taxes	—	—	—	—	—

Results of operations for crude oil and natural gas producing activities (excluding corporate overhead and interest costs)	$(38)	$7,922	$—	$6	$7,890