Form 10-Q
period 2011-03-31
TRANSATLANTIC PETROLEUM LTD.
filed 2011-05-31
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

As of May 27, 2011, the registrant had 346,234,355 common shares outstanding.

Part I.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(Unaudited)

(in thousands of U.S. dollars, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$20,200	$34,676
Accounts receivable
Oil and gas sales, net	25,897	23,077
Related party (note 16)	3,613	3,783
Other	6,989	6,326
Prepaid and other current assets	3,246	6,376
Deferred income taxes	1,642	991

Total current assets	61,587	75,229

Property and equipment (note 6):
Oil and gas properties (successful efforts method)
Proved	176,472	157,508
Unproved	99,943	73,203
Drilling services and other equipment	180,272	174,654

	456,687	405,365
Less accumulated depreciation, depletion and amortization	(48,923)	(38,140)

Property and equipment, net	407,764	367,225
Other long-term assets:
Restricted cash (note 5)	7,956	7,956
Deposit on acquisition (note 17)	10,000	10,000
Deferred charges	1,400	1,596
Goodwill	10,387	10,341

Total other assets	29,743	29,893

Total assets	$499,094	$472,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,402	$15,842
Accounts payable — related party (note 16)	239	969
Accrued liabilities	8,524	10,089
Settlement provision	240	240
Loans payable (note 9)	1,148	30,869
Loan payable — related party (notes 10 and 16)	77,105	75,804
Derivative liabilities (note 7)	7,478	1,612

Total current liabilities	111,136	135,425
Long-term liabilities:
Asset retirement obligations (note 8)	7,476	6,943
Accrued liabilities	4,714	724
Deferred income taxes	21,177	22,641
Loan payable (note 9)	65,109	27,147
Loans payable — related party (notes 10 and 16)	1,689	2,932
Derivative liabilities (note 7)	4,628	1,905

Total long-term liabilities	104,793	62,292

Total liabilities	215,929	197,717
Going concern (note 2)
Commitments and contingencies (notes 9, 10, 14 and 15)
Subsequent events (notes 9, 10 and 17)
Shareholders’ equity (note 11):
Common shares, $0.01 par value, 1,000,000,000 shares authorized, issued and outstanding 346,191,432 as of March 31, 2011 and 336,442,984 as of December 31, 2010	3,462	3,364
Additional paid in capital	485,154	456,390
Additional paid in capital — warrants	9,563	9,583
Accumulated other comprehensive income	4,111	1,812
Accumulated deficit	(219,125)	(196,519)

Total shareholders’ equity	283,165	274,630

Total liabilities and shareholders’ equity	$499,094	$472,347

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(U.S. dollars and shares in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Oil and gas sales	$28,724	$11,317
Oilfield services	3,520	1,075

Total revenues	32,244	12,392
Costs and expenses:
Production	4,107	4,198
Exploration, abandonment and impairment	9,798	4,483
Seismic and other exploration	1,516	419
Oilfield services costs	5,525	3,716
General and administrative	10,361	6,000
Depreciation, depletion and amortization	9,347	3,970
Accretion of asset retirement obligations (note 8)	214	46

Total costs and expenses	40,868	22,832

Operating loss	8,624	10,440
Other expense (income):
Interest and other expense	3,850	547
Interest and other income	(196)	(19)
(Gain) loss on commodity derivative contracts (note 7)	9,311	(603)
Foreign exchange loss	486	133

Total other expense (income)	13,451	58

Loss before income taxes	22,075	10,498
Current income tax expense	2,711	1,060
Deferred income tax benefit	(2,180)	(218)

Net loss	$22,606	$11,340
Other comprehensive loss (gain):
Foreign currency translation adjustment	(2,299)	1,957

Comprehensive loss	$20,307	$13,297

Net loss per common share:
Basic and diluted net loss per common share	$0.07	$0.04
Basic and diluted weighted average number of shares outstanding	341,142	303,335

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(U.S. dollars and shares in thousands)

	Common Shares (number)	Warrants (number)	Common Shares ($)	Additional Paid-in Capital	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2010	336,443	17,399	$3,364	$456,390	$9,583	$1,812	$(196,519)	$274,630
Issuance of common shares	8,924	—	89	28,023	—	—	—	28,112
Exercise of warrants	80	(80)	1	115	(20)	—	—	96
Exercise of stock options	70	—	1	76	—	—	—	77
Issuance of restricted stock units	674	—	7	(7)	—	—	—	—
Share based compensation	—	—	—	557	—	—	—	557
Foreign currency translation adjustments	—	—	—	—	—	2,299	—	2,299
Net loss	—	—	—	—	—	—	(22,606)	(22,606)

Balance at March 31, 2011	346,191	17,319	$3,462	$485,154	$9,563	$4,111	$(219,125)	$283,165

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(22,606)	$(11,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	557	539
Foreign currency loss	193	133
Unrealized loss (gain) on commodity derivative contracts	8,607	(603)
Amortization of debt issuance costs	730	—
Deferred income tax benefit	(2,180)	(218)
Amortization of warrants — related party	1,224	—
Exploration, abandonment and impairment	6,437	2,375
Depreciation, depletion and amortization	9,347	3,970
Accretion of asset retirement obligations	214	46
Changes in operating assets and liabilities, net of effect of acquisitions (note 4):
Accounts receivable	(2,862)	(5,908)
Prepaid expenses and other assets	2,800	(5,219)
Accounts payable and accrued liabilities	1,739	172

Net cash provided by (used in) operating activities	4,200	(16,053)
Investing activities:
Acquisition net of cash (note 4)	(2,088)	—
Additions to oil and gas properties	(17,367)	(15,981)
Additions to drilling services and other equipment	(6,631)	(20,059)

Net cash used in investing activities	(26,086)	(36,040)
Financing activities:
Exercise of stock options and warrants	173	197
Issuance costs	—	(1)
Loan proceeds	8,821	—
Loan repayment	(580)	—
Loan repayment — related party (note 10)	(1,166)	(364)

Net cash provided by (used in) financing activities	7,248	(168)
Effect of exchange rate changes on cash and cash equivalents	162	(495)
Net decrease in cash and cash equivalents	(14,476)	(52,756)
Cash and cash equivalents, beginning of period	34,676	90,484

Cash and cash equivalents, end of period	$20,200	$37,728

Supplemental disclosures:
Cash paid for interest	$1,272	$592

Cash paid for income taxes	$881	$183

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1.	General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is a vertically integrated international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Bulgaria and Romania. We own our own drilling rigs and oilfield service equipment, which we use to develop our properties in Turkey and Morocco. In addition, our drilling services business provides oilfield services and drilling services to third parties in Turkey and Iraq. As of May 27, 2011, approximately 44.2% of our outstanding common shares were beneficially owned by N. Malone Mitchell, 3rd, our current chief executive officer and chairman of the board of directors.

Significant events and transactions which have occurred since January 1, 2010 include the following:

•

in June 2010, we entered into a $100.0 million credit agreement with Dalea Partners, LP (“Dalea”) to fund a portion of the acquisition of all of the shares of Amity Oil International Pty Ltd (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) and for general corporate purposes. Mr. Mitchell and his wife own 100% of Dalea. On May 18, 2011, we amended the Dalea credit agreement to extend the maturity date from June 28, 2011 to December 31, 2011 and to increase the interest rate to match the interest rate payable under our amended and restated credit facility. As of March 31, 2011, we had borrowed $73.0 million under the credit agreement with Dalea and had no further availability under this credit agreement (see notes 10 and 16);

•

in August 2010, our wholly owned subsidiary, TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”), acquired all of the shares of Amity and Petrogas in exchange for $96.5 million in cash. At the time of the acquisition, Amity’s and Petrogas’ Turkish properties included producing gas fields, completed gas wells awaiting connection to a pipeline and additional exploration acreage and equipment (see note 4);

•

in August 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank, Plc (“Standard Bank”) pursuant to which TransAtlantic Worldwide borrowed $30.0 million from Standard Bank. TransAtlantic Worldwide used the proceeds to finance a portion of the purchase price for the shares of Amity and Petrogas. As of March 31, 2011, TransAtlantic Worldwide had borrowed $30.0 million and had no further availability for borrowing under this credit facility. On May 24, 2011, TransAtlantic Worldwide repaid the loan in full (see note 9);

•

from September 30, 2010 through October 8, 2010, we closed a public offering of an aggregate of 30,357,143 common shares at a purchase price of $2.80 per common share, raising gross proceeds of $85.0 million;

•

On November 8, 2010, TransAtlantic Worldwide entered into an option agreement with Mustafa Mehmet Corporation (“MMC”), regarding the potential purchase of all of the shares of Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) and Pinnacle Turkey, Inc. (“Pinnacle”). Pursuant to the option agreement, on November 8, 2010, TransAtlantic Worldwide paid MMC an option fee of $10.0 million in cash and, on February 10, 2011, exercised the option. Under the option agreement, TransAtlantic Worldwide or its assigns would acquire all of the shares of TBNG and Pinnacle in consideration for $100.0 million in cash, the issuance of 18.5 million of our common shares, and the transfer of certain overriding royalty interests to MMC or an affiliate. At closing, the $10.0 million option fee would be credited towards the cash purchase price. On April 23, 2011, TransAtlantic Worldwide and MMC entered into a definitive share purchase agreement pursuant to which MMC agreed to sell, and TransAtlantic Worldwide agreed to purchase, all of the shares of TBNG. Under the terms of the purchase agreement, TransAtlantic Worldwide or its assigns will acquire all of the shares of TBNG in exchange for the issuance of 18.5 million of our common shares and the transfer of certain overriding royalty interests (ranging from 1.0% to 2.5% of the working interests owned by TBNG on specified exploration licenses) to MMC or an affiliate. Closing of the transactions contemplated by the purchase agreement is subject to, among other conditions, the receipt of consents from all required regulatory authorities, including approval from the Competition Board of the Republic of Turkey which was received on May 17, 2011, and closing is expected to occur in June 2011. TransAtlantic Worldwide intends to apply the $10.0 million option fee it paid in November 2010 towards the purchase of approximately 6.5% of the production and acreage owned by Pinnacle and other affiliates of MMC. TransAtlantic Worldwide is negotiating with third party investors, including Valeura Energy, Inc. (“VEI”), that are expected to provide $90.0 million in cash to acquire approximately 59.5% of the current production and acreage owned by TBNG and Pinnacle. Closing of the cash portion of the transactions contemplated by the option agreement is expected to occur concurrently with the closing of the TBNG purchase agreement;

•

On February 9, 2011, we entered into a letter agreement with VEI, whereby VEI offered to acquire 61.54% of the shares of Pinnacle and certain interests from Pinnacle and TBNG in certain exploration licenses and production leases on properties in the Thrace Basin and Gaziantep areas of Turkey, together with associated assets. Under the letter agreement, VEI would provide approximately $61.5 million in funding to acquire 61.54% of the shares of Pinnacle and certain other assets;

•

on February 18, 2011, TransAtlantic Worldwide acquired Direct Petroleum Morocco, Inc. (“Direct Morocco”) and Anschutz Morocco Corporation (“Anschutz”), and our wholly owned subsidiary, TransAtlantic Petroleum Cyprus Limited (“TransAtlantic Cyprus”) acquired Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”) for cash consideration of $2.4 million and the issuance of 8,924,478 of our common shares, for total consideration of $34.5 million. At the time of the acquisition, Direct Morocco and Anschutz owned a 50% working interest in the Ouezzane-Tissa and Asilah exploration permits in Morocco, and Direct Bulgaria owned 100% of the working interests in the A-Lovech and Aglen exploration permits in Bulgaria (see note 4); and

•

on May 18, 2011, we amended and restated our senior secured credit facility with Standard Bank and BNP Paribas (Suisse) SA (“BNP Paribas”) to extend the maturity date to May 18, 2016, to include Amity and Petrogas as borrowers and to increase the borrowing base to $75.0 million, which will further increase to $95.0 million upon the joinder of Amity. As of May 27, 2011, we had borrowed $66.0 million and had $9.0 million available for borrowing under this credit facility (see note 9).

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

At March 31, 2011, we had a working capital deficiency of $49.5 million and significant commitments which are detailed in note 14. In addition, we incurred a net loss of $22.6 million during the three months ended March 31, 2011. Of our outstanding debt, $73.0 million is due December 31, 2011. Should we be unable to raise additional financing, we will not have sufficient funds to continue operations beyond December 31, 2011, the maturity date of our credit agreement with Dalea. As a result, there is significant doubt regarding our ability to continue as a going concern. The continuing application of the going concern assumption is dependent upon our continuing ability to obtain the necessary financing to discharge our existing obligations, carry out our exploration and development programs, to fund ongoing operations and ultimately achieve profitable operations.

Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses and in the balance sheet classifications used in these consolidated financial statements.

3.	Significant accounting policies

Basis of preparation

Our reporting standard for the presentation of our consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Our significant accounting policies are described in note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Direct

On February 18, 2011, TransAtlantic Worldwide acquired Direct Morocco and Anschutz, and TransAtlantic Cyprus acquired Direct Bulgaria for cash consideration of $2.4 million and the issuance of 8,924,478 of our common shares (at a deemed price of $3.15 per common share), for total consideration of $34.5 million. At the time of the acquisition, Direct Morocco and Anschutz owned a 50% working interest in the Ouezzane-Tissa and Asilah exploration permits in Morocco and Direct Bulgaria owned 100% of the working interests in the A-Lovech and Aglen exploration permits in Bulgaria.

The following tables summarize the consideration paid in the acquisition of Direct Morocco, Anschutz and Direct Bulgaria and the preliminary recognized amounts of assets acquired and liabilities assumed which have been recognized at the acquisition date.

Consideration:

(in thousands)
Cash consideration, net of purchase price adjustments	$2,408
Issuance of 8,924,478 common shares	28,112
Liability classified contingent consideration	4,000

Fair value of total consideration transferred	$34,520

If certain post-closing milestones are achieved, we will issue additional consideration to Direct equal to: (i) $6.0 million worth of our common shares if the GRB-1 well in Morocco is a commercial success; (ii) $10.0 million worth of our common shares if the Deventci-R2 well in Bulgaria is a commercial success; and (iii) $10.0 million worth of our common shares if Direct Bulgaria receives a production concession for a specified area in Bulgaria. The fair value of this contingent consideration represents our best estimate of the amounts to be paid for each of the milestones, based on the probability of commercial success for each of these milestones.

Acquisition-Related Costs:

Included in general and administrative expenses on our consolidated statement of operations for the three months ended March 31, 2011	$117

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Assets:
Cash	$320
Accounts receivable	57

Total financial assets	377
Other current assets, consisting primarily of prepaid expenses	146
Oil and gas properties:
Proved properties	5,000
Unproved properties	29,040
Other equipment	79

Total oil and gas properties, and other equipment	34,119
Liabilities:
Accounts payable, consisting of normal trade obligations	(122)

Total liabilities	(122)

Total identifiable net assets	$34,520

The fair value of identifiable assets acquired and liabilities assumed are preliminary and subject to changes which may be material upon the receipt of final oil and gas properties valuation reports and tax records. The results of operations of Direct Morocco, Anschutz and Direct Bulgaria are included in our consolidated results of operations beginning February 18, 2011, which was the closing date of the acquisition. The amounts of revenue and loss of Direct Morocco, Anschutz and Direct Bulgaria included in our consolidated statement of operations for the three months ended March 31, 2011 are shown below:

	(in thousands)
	Revenue	Loss
Actual from February 18, 2011 through March 31, 2011	$128	$141

The pro forma data relating to the acquisition as if it occurred on January 1, 2011 is not materially different than our actual reported results in the statement of operations.

Amity and Petrogas

On August 25, 2010, TransAtlantic Worldwide acquired all of the shares of Amity and Petrogas in exchange for total cash consideration of $96.5 million. Through the acquisition of Amity and Petrogas, TransAtlantic Worldwide acquired interests ranging from 50% to 100% in 18 exploration licenses, one production lease and equipment. We funded $66.5 million of the purchase price from borrowings under our credit agreement with Dalea (see notes 10 and 16) and $30.0 million of the purchase price from borrowings under our short-term secured credit agreement with Standard Bank (see note 9).

We engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the acquisition. The following tables summarize the consideration paid in the Amity and Petrogas acquisition and the preliminary recognized amounts of assets acquired and liabilities assumed which have been recognized at the acquisition date.

Consideration:

(in thousands)
Payment of cash for the acquisition of all the shares of Amity and 99.6% of the shares of Petrogas	$96,347
Payment of cash for the acquisition of 0.4% of the shares of Petrogas from non-controlling interest in Petrogas	200

Fair value of total consideration transferred	$96,547

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:

Assets:
Cash	$299
Accounts receivable	295

Total financial assets	594
Other current assets, consisting primarily of prepaid expenses	1,721
Oil and gas properties:
Unproved properties	49,758
Proved properties	54,813
Drilling services and related equipment	4,256
Inventory	3,032

Total oil and gas properties, drilling services and other equipment	111,859
Liabilities:
Accounts payable, consisting of normal trade obligations	(198)
Accrued liabilities, consisting primarily of accrued compensated employee absences	(677)
Deferred income taxes	(16,200)
Asset retirement obligations, consisting of future plugging and abandonment liabilities on Amity’s and Petrogas’ developed wellbores as of August 25, 2010, based on internal and third-party estimates of such costs, adjusted for a historic Turkish inflation rate of approximately 6.5%, and discounted to present value using the Company’s credit-adjusted risk-free rate of 7.2%	(552)

Total liabilities	(17,627)

Total identifiable net assets	$96,547

The fair value of oil and gas properties acquired and liabilities assumed are preliminary and subject to changes which may be material upon the receipt of final evaluation reports.

The following table presents pro forma data that reflects revenue, loss before income taxes, net loss and loss per share for the three months ended March 31, 2010 as if the Amity and Petrogas acquisition had occurred as of January 1, 2010:

March 31, 2010 (in thousands)
Total revenues	$19,303
Loss before income taxes	18,132

Net loss	18,202

Basic and diluted loss per share	$0.06

5.	Restricted cash

Restricted cash represents cash placed in escrow accounts or in certificates of deposit that are pledged for the satisfaction of liabilities or performance guarantees (see note 14). At March 31, 2011 and December 31, 2010, restricted cash included:

	March 31, 2011	December 31, 2010
	(in thousands)
Non-current:
Work programs in Morocco — bank guarantees expiring in one year or less	$6,015	$6,015
Work programs in Morocco — bank guarantees expiring in more than one year	1,500	1,500
Settlement provision for Nigerian liabilities	240	240
Operator bond	28	28
Standard Bank bridge loan facility for Amity and Petrogas	173	173

Total restricted cash	$7,956	$7,956

6.	Property and equipment

(a)	Oil and gas properties. The following table sets forth the capitalized costs under the successful efforts method for oil and gas properties:

	March 31, 2011	December 31, 2010
	(in thousands)
Oil and gas properties, proved:
Turkey	$169,350	$157,508
Bulgaria	5,000	—
Morocco	2,122	—

Total oil and gas properties, proved	$176,472	$157,508

Oil and gas properties, unproved:
Turkey	$63,434	$66,698
Bulgaria	22,747	—
Morocco	12,272	5,036
U.S.	1,490	1,469

Total oil and gas properties, unproved	99,943	73,203
Accumulated depletion	(21,480)	(16,118)

Net oil and gas properties	$254,935	$214,593

At March 31, 2011 and December 31, 2010, we excluded $19.7 million and $11.7 million, respectively, from the depletion calculation for proved development wells currently in progress and for fields currently not in production.

At March 31, 2011, our oil and gas properties were comprised of $85.5 million relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $49.8 million relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

At December 31, 2010, our oil and gas properties were comprised of $92.4 million relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $37.3 million relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the three months ended March 31, 2011, we incurred approximately $9.2 million in exploratory drilling costs, of which $2.6 million was charged to earnings (included in exploration, abandonment and impairment expense) and $6.6 million remained capitalized at March 31, 2011. We reclassified $2.1 million of our exploratory well costs to proved properties in the first quarter of 2011. No amount of our exploratory well costs as of March 31, 2011 had been capitalized for a period of greater than one year after completion of drilling.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon us obtaining government approvals, obtaining and maintaining licenses in good standing and achieving commercial production or sale.

(b)	Drilling services and other equipment. The historical cost of drilling services and other equipment, presented on a gross basis with accumulated depreciation, is summarized as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Drilling services equipment	$86,795	$83,916
Inventory	40,554	37,569
Gas gathering system and facilities	7,995	7,960
Fracture stimulation equipment	16,054	16,410
Seismic equipment	14,906	14,882
Vehicles	9,674	9,324
Office equipment and furniture	4,294	4,593

Gross drilling services and other property and equipment	180,272	174,654
Accumulated depreciation	(27,443)	(22,022)

Net drilling services and other property and equipment	$152,829	$152,632

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At March 31, 2011, we excluded $400,000 of drilling services equipment and $40.6 million of inventory from depreciation, as the equipment and inventory had not been placed into service.

At December 31, 2010, we excluded $400,000 of drilling services equipment and $37.6 million of inventory from depreciation, as the equipment and inventory had not been placed into service.

7.	Commodity derivative instruments

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

Our commodity derivative contracts are carried at their fair value on our consolidated balance sheet under either the caption “Derivative liabilities” or “Derivative assets.” All of our oil derivative contracts are settled based upon Brent oil pricing. We recognize unrealized and realized gains and losses related to these contracts on a fair value basis in our consolidated statement of operations under the caption “(Gain) loss on commodity derivative contracts.” Settlements of derivative contracts are included in operating cash flows on our consolidated statement of cash flows.

For the three months ended March 31, 2011, we recorded a net loss on commodity derivative contracts of $9.3 million, consisting of a $8.6 million unrealized loss related to changes in fair value and a $704,000 realized loss for settled contracts. For the three months ended March 31, 2010, we recorded a net unrealized gain on commodity derivative contracts of $603,000.

At March 31, 2011 and December 31, 2010, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of March 31, 2011

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	April 1, 2011 — December 31, 2011	1,060	$64.39	$101.32	$(6,229)
Collar	January 1, 2012 — December 31, 2012	960	$64.69	$106.98	(3,908)

					$(10,137)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	April 1, 2011—December 31, 2011	240	$70.00	$100.00	$129.50	$(1,249)
Three-way collar contract	January 1, 2012—December 31, 2012	240	$70.00	$100.00	$129.50	(720)

						$(1,969)

Fair Value of Derivative Instruments as of December 31, 2010

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	January 1, 2011—December 31, 2011	1,060	$64.39	$101.32	$(1,342)
Collar	January 1, 2012—December 31, 2012	960	$64.69	$106.98	(1,571)

					$(2,913)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	January 1, 2011—December 31, 2011	240	$70.00	$100.00	$129.50	$(270)
Three-way collar contract	January 1, 2012—December 31, 2012	240	$70.00	$100.00	$129.50	(334)

						$(604)

8.	Asset retirement obligations

As part of our development of oil and gas properties, we incur asset retirement obligations (“ARO”). Our ARO results from our responsibility to abandon and reclaim our net share of all working interest properties and facilities. At March 31, 2011, the net present value of our total ARO is estimated to be $7.5 million, with the undiscounted value being $19.2 million. Total ARO at March 31, 2011 shown in the table below consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on internal and third-party estimates of such costs, adjusted for inflation at a rate of approximately 6.5% per annum, and discounted to present value using our credit-adjusted risk-free rate of 7.2% per annum. The following table summarizes the changes in our ARO for the three months ended March 31, 2011 and for the year ended December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
Asset retirement obligation January 1, 2011 and January 1, 2010	$6,943	$3,125
Acquisition (note 4)	—	552
Change in estimates	—	2,220
Foreign exchange change effect	1	(251)
Additions	318	827
Accretion expense	214	470

Asset retirement obligation at March 31, 2011 and December 31, 2010	$7,476	$6,943

9.	Loans payable

As of the indicated dates, our third-party debt consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Third-Party Floating Rate Debt
Senior secured credit facility	$33,000	$25,000
Short-term secured credit agreement	30,000	30,000
Unsecured lines of credit	360	126
Third-Party Fixed Rate Debt
Viking International equipment loan	2,897	2,890

	$66,257	$58,016

	March 31, 2011	December 31, 2010
	(in thousands)
Short-term debt	$1,148	$30,869
Long-term debt	65,109	27,147

Total Third Party Debt	$66,257	$58,016

Amended and Restated Senior Secured Credit Facility

On May 18, 2011, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”), Talon Exploration, Ltd. (“Talon”), TransAtlantic Turkey, Ltd. (“TAT”) and Petrogas (collectively, the “Borrowers”) entered into the amended and restated senior secured credit facility with Standard Bank and BNP Paribas (the “amended and restated credit facility”). Each of the Borrowers are wholly owned subsidiaries. Amity, also a wholly owned subsidiary, will execute a joinder agreement and become a Borrower under the amended and restated credit facility no later than June 17, 2011. The amended and restated credit facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (collectively, the “Guarantors”).

On May 24, 2011, we used a portion of the amounts borrowed under the amended and restated credit facility to repay the $30.0 million short-term secured credit agreement, dated as of August 25, 2010, between TransAtlantic Worldwide and Standard Bank, which matured on May 25, 2011. We plan to use the remainder of the amounts borrowed under the amended and restated credit facility to finance a portion of the development of our oil and gas properties in Turkey and for working capital purposes in Turkey.

The amount drawn under the amended and restated credit facility may not exceed the lesser of (i) $250.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. At May 27, 2011, the lenders had aggregate commitments of $120.0 million, with individual commitments of $60.0 million each. On the last day of each fiscal quarter commencing September 30, 2012 and at the maturity date, the lenders’ commitments are subject to reduction by 6.25% of their commitments existing on such commitment reduction date.

The borrowing base amount under the amended and restated credit facility is currently $75.0 million and is re-determined semi-annually on April 1st and October 1st of each year prior to September 30, 2012 and quarterly on January 1st, April 1st, July 1st and October 1st of each year after September 30, 2012. The borrowing base amount will increase to $95.0 million upon the joinder of Amity. The borrowing base amount equals, for any calculation date, the lowest of:

•	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00;

•	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00; and

•	the debt value which results in a debt service coverage ratio for any calculation period being 1.25 to 1.00.

The field life coverage ratio means, for any calculation date, the ratio of (i) the net present value of cash flow available for debt service from the calculation date until the last abandonment date, to (ii) the aggregate outstanding principal amount of the loans, plus the aggregate undrawn maximum face amount of letters of credit, plus the aggregate unpaid drawings on such calculation date, minus the aggregate credit balance of the cash collateral account on such calculation date. The loan life coverage ratio means, for any calculation date, the ratio of (i) the net present value of the cash flow available for debt service from the calculation date until the maturity date, to (ii) the aggregate principal amount of the loans, plus the aggregate undrawn maximum face amount of letters of credit, plus the aggregate unpaid drawings on such calculation date, minus the aggregate credit balance of the cash collateral account on such calculation date. The debt service coverage ratio means, for any calculation date, the ratio of (i) the cash flow available for debt service for such calculation period, to (ii) the aggregate amount of all principal, interest and fees due and payable under the loan documents during such calculation period.

The amended and restated credit facility matures on the earlier of (i) May 18, 2016 or (ii) the last date of the borrowing base calculation period that immediately precedes the date that the semi-annual report of Standard Bank and the Borrowers determines that the aggregate amount of hydrocarbons to be produced from the borrowing base assets in Turkey are less than 25% of the amount of hydrocarbons to be produced from the borrowing base assets shown in the initial report prepared by Standard Bank and the Borrowers. The amended and restated credit facility bears various letter of credit sub-limits, including among other things, sub-limits of up to (i) $10.0 million, (ii) the aggregate available unused and uncancelled portion of the lenders’ commitments or (iii) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment.

Loans under the amended and restated credit facility accrue interest at a rate of three-month LIBOR plus 5.50% per annum.

The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.75% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the amended and restated credit facility, and (b) 1.65% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the amended and restated credit facility, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to Standard Bank or (b) 5.50% for all other letters of credit.

The amended and restated credit facility is secured by a pledge of (i) the local collection accounts and offshore collection accounts of each of the Borrowers, (ii) the receivables payable to each of the Borrowers, (iii) the shares of each Borrower, (iv) the hydrocarbon licenses owned by the Borrowers in Turkey and (v) substantially all of the present and future assets of the Borrowers.

The Borrowers are required to maintain certain ratios under the amended and restated credit facility’s financial covenants during the four most recently completed fiscal quarters occurring on or after March 31, 2011. These financial covenants require each of the Borrowers to maintain a:

•	ratio of combined current assets to combined current liabilities of not less than 1.10 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to aggregate amounts payable under the amended and restated credit facility of not less than 1.50 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to interest expense of not less than 4.00 to 1.00; and

•	ratio of total debt to EBITDAX of less than 2.50 to 1.00.

The amended and restated credit facility defines EBITDAX as net income (excluding extraordinary items) plus, to the extent deducted in calculating such net income, (i) interest expense (excluding interest paid-in-kind, or non cash interest expense and interest incurred on certain subordinated intercompany debt or interest on equity recapitalized into subordinated debt), (ii) income tax expense, (iii) depreciation, depletion and amortization expense, (iv) amortization of intangibles and organization costs, (v) any extraordinary, unusual or non-recurring non-cash expenses or losses, (vi) expenses incurred in connection with oil and gas exploration activities entered into in the ordinary course of business (including related drilling, completion, geological and geophysical costs), (vii) transaction costs, expenses and fees incurred in connection with the negotiation, execution and delivery of the amended and restated credit facility and the related loan documents, and (vii) any other non-cash charges (including dry hole expenses and seismic expenses, to the extent such expenses would be capitalized), minus, to the extent included in calculating net income, (a) any extraordinary, unusual or non-recurring income or gains (including, gains on the sales of assets outside of the ordinary course of business) and (b) any other non-cash income or gains.

Pursuant to the terms of the amended and restated credit facility, until amounts under the amended and restated credit facility are repaid, each of the Borrowers shall not, and shall cause each of its subsidiaries not to, in each case subject to certain exceptions (i) incur indebtedness or create any liens, (ii) enter into any agreements that prohibit the ability of any Borrower or its subsidiaries to create any liens, (iii) enter into any merger, consolidation or amalgamation, liquidate or dissolve, (iv) dispose of any property or business, (v) pay any dividends, distributions or similar payments to shareholders, (vi) make certain types of investments, (vii) enter into any transactions with an affiliate, (viii) enter into a sale and leaseback arrangement, (ix) engage in any business or business activity, own any assets or assume any liabilities or obligations except as necessary in connection with, or reasonably related to, its business as an oil and gas exploration and production company or operate or carry on business in any jurisdiction outside of Turkey or its jurisdiction of formation, (x) change its organizational documents, (xi) permit its fiscal year to end on a day other than December 31st or change its method of determining fiscal quarters, or alter the accounting principles it uses, (xii) modify certain hydrocarbon licenses and agreements or material contracts, (xiii) enter into any hedge agreement for speculative purposes or (xiv) open or maintain new deposit, securities or commodity accounts.

An event of default under the amended and restated credit facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or any Guarantor or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or Guarantor; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the amended and restated credit facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis. Provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

If an event of default shall occur and be continuing, all loans under the amended and restated credit facility will bear an additional interest rate of 2.00% per annum. In the case of an event of default upon bankruptcy or insolvency, all amounts payable under the amended and restated credit facility become immediately due and payable. In the case of any other event of default, all amounts due under the amended and restated credit facility may be accelerated by the lenders or the administrative agent. Borrowers have certain rights to cure an event of default arising from a violation of the fixed charge coverage ratio or the interest coverage ratio by obtaining cash equity or loans from us.

Senior Secured Credit Facility

On December 21, 2009, our wholly-owned subsidiaries, DMLP, TEMI, Talon and TAT entered into a three-year senior secured credit facility with Standard Bank and BNP Paribas. The senior secured credit facility was guaranteed by us and each of Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide. Pursuant to the senior secured credit facility, TEMI was required to hedge a portion of the oil production in the Selmo and Arpatepe oil fields in Turkey. See note 7.

As of March 31, 2011, we had borrowed $33.0 million and had availability of $4.0 million under the senior secured credit facility. On May 18, 2011, we amended and restated the senior secured credit facility.

Short-Term Secured Credit Agreement

On August 25, 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank pursuant to which TransAtlantic Worldwide borrowed $30.0 million from Standard Bank. The short-term secured credit agreement was guaranteed by us and each of TransAtlantic Petroleum (USA) Corp., Amity and Petrogas. TransAtlantic Worldwide used the proceeds of the short-term secured credit agreement to finance a portion of the purchase price for the shares of Amity and Petrogas. Borrowings under the short-term secured credit agreement accrued interest at a rate of LIBOR plus the applicable margin. The applicable margin equaled 3.75% for interest that accrued before November 23, 2010, 4.00% for interest that accrued on or after November 23, 2010 and before February 20, 2011 and 4.25% for interest that accrued on or after February 20, 2011 and before May 25, 2011. In addition, TransAtlantic Worldwide paid an arrangement fee of $750,000.

The short-term secured credit agreement was scheduled to mature on May 25, 2011. TransAtlantic Worldwide repaid the loan in full on May 24, 2011, at which time the short-term secured credit agreement was terminated.

As of March 31, 2011, we had borrowed $30.0 million and had no availability under the short-term secured credit agreement.

Viking International Equipment Loan

On July 21, 2010 and December 30, 2010, Viking International Limited (“Viking International”), our wholly owned subsidiary, entered into a secured credit agreement with a Turkish bank to fund the purchase of vehicles. The credit agreement has a term of 48 months, matures on July 20, 2014, bears interest at an annual rate of 3.84% and is secured by the vehicles purchased with the proceeds of the loan. There is no further availability under the credit agreement.

As of March 31, 2011, the outstanding balance under the secured credit agreement was $2.9 million.

Viking International Credit Agreement

Viking International is party to an unsecured, non-interest bearing stand-by credit agreement with a Turkish bank. At March 31, 2011, there were outstanding borrowings of 317,000 Turkish Lira (approximately $205,000).

TEMI Credit Agreement

TEMI is party to unsecured, non-interest bearing stand-by credit agreements with a Turkish bank. At March 31, 2011, there were outstanding borrowings of 240,000 Turkish Lira (approximately $155,000) and bank guarantees totaling 958,000 Turkish Lira (approximately $613,000) and $690,000 (approximately 1.1 million Turkish Lira), primarily related to TEMI’s Istanbul office lease under these lines.

10.	Related party loans payable

As of the indicated dates, our related-party debt consisted of the following:

Related Party Floating Rate Debt	March 31, 2011	December 31, 2010
	(in thousands)
Dalea credit agreement	$73,000	$73,000
Dalea credit agreement discount – warrants	(748)	(1,972)

	72,252	71,028
Viking Drilling note	6,542	7,708

	$78,794	$78,736

	March 31, 2011	December 31, 2010
	(in thousands)
Short-term debt	$77,105	$75,804
Long-term debt	1,689	2,932

Total Related Party Debt	$78,794	$78,736

Dalea Credit Agreement

On June 28, 2010, we entered into a credit agreement with Dalea (the “Dalea Credit Agreement”). The purpose of the Dalea Credit Agreement was (i) to fund the acquisition of all of the shares of Amity and Petrogas (see notes 4 and 16), and (ii) for general corporate purposes. On May 18, 2011, we entered into a first amendment to the Dalea Credit Agreement to extend the maturity date and increase the interest rate to match the interest rate payable under our amended and restated credit facility with Standard Bank and BNP Paribas.

Pursuant to the Dalea Credit Agreement, as amended, the aggregate unpaid principal balance, together with all accrued but unpaid interest and other costs, expenses or charges payable under the Dalea Credit Agreement are due and payable by us upon the earlier of (i) December 31, 2011, or (ii) the occurrence of an event of default and a demand for payment by Dalea. Events of default include, but are not limited to, payment defaults, defaults in the performance of any terms, covenants or conditions of the Dalea Credit Agreement or collateral documents, material misrepresentations by us or any subsidiary, we or any subsidiary ceases or threatens to cease to carry on business, the prohibition in trading in our shares or the suspension or delisting of our common shares from any stock exchange, any material adverse change occurs in us or any of our subsidiaries, Dalea believes in good faith that our ability to pay or perform any of the covenants contained in the Dalea Credit Agreement is materially impaired, our insolvency or the insolvency of any subsidiary, or a change in control of the Company. A change of control is defined as the change of ownership of, or control or direction over, directly or indirectly, 20% or more of our outstanding voting securities. If an event of default occurs and is continuing, Dalea may demand immediate payment of all monies owing under the Dalea Credit Agreement; provided, that with respect to certain specified events of default, all monies due under the

Dalea Credit Agreement shall automatically become due and payable without any demand or any other action by Dalea or any other person.

Amounts due under the Dalea Credit Agreement accrue interest at a rate of three-month LIBOR plus 5.50% per annum beginning on May 1, 2011, to be adjusted monthly on the first day of each month. Prior to May 1, 2011, amounts due under the Dalea Credit Agreement accrued interest at a rate of three-month LIBOR plus 2.50% per annum. In addition, we are required to pay all accrued interest in arrears on the last day of each month until the date of repayment and at any time that the principal balance is due and payable. We may prepay the amounts due under the Dalea Credit Agreement at any time before maturity without penalty.

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

As of March 31, 2011, we had borrowed $73.0 million under the Dalea Credit Agreement. No further borrowings are permitted under the Dalea Credit Agreement.

Viking Drilling Note

On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling, LLC (“Viking Drilling”). Dalea owns 85% of Viking Drilling. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable with Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. We paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which was comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. As of March 31, 2011, the outstanding balance under the note was $6.5 million.

11.	Shareholders’ equity

February 2011 share issuance

On February 18, 2011, we issued 8,924,478 common shares at a deemed price of $3.15 per common share in a Regulation D private placement to an accredited investor in the United States in connection with the acquisition of Direct Morocco, Anschutz and Direct Bulgaria (See note 4).

Restricted stock units

Share-based compensation expense of $557,000 and $503,000 with respect to awards of restricted stock units (“RSUs”) was recorded for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, we had approximately $4.0 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years. The following table sets forth RSU activity for the three months ended March 31, 2011:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested RSUs outstanding at December 31, 2010	2,466	$2.22
Granted	644	3.34
Forfeited	(42)	3.14
Vested	(871)	1.83

Unvested RSUs outstanding at March 31, 2011	2,197	$2.69

Stock option plan

Our Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding awards issued under the Option Plan remained in full force and effect. All options presently outstanding under the Option Plan have a five-year term.

We did not grant any stock options during the three months ended March 31, 2011. At March 31, 2011, all stock options have been fully amortized. The following table sets forth stock option activity for the three months ended March 31, 2011:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2011	2,111	$0.86
Exercised	(70)	1.10

Outstanding and Exercisable at March 31, 2011	2,041	$0.86

The following table summarizes information about stock options as of March 31, 2011:

		Options Outstanding and Exercisable			Weighted- Average Options Exercisable Remaining Contractual Life (years)
Range of Prices		Shares (in thousands)	Weighted- Average Exercise Price	Intrinsic Value- (in thousands)
Low	High
$0.31	$0.74	581	$0.31	$1,621	1.68
$1.00	$1.20	1,070	1.01	2,239	0.75
$1.23	$1.32	390	1.25	720	2.23

		2,041	$0.86	$4,580	1.30

12.	Segment information

We have two reportable operating segments, exploration and production of oil and natural gas (“E&P”) and drilling services, within four geographic areas: Bulgaria, Romania, Turkey and Morocco. Summarized financial information concerning our geographic areas is shown in the following table:

	Corporate	Bulgaria	Romania	Turkey	Morocco	Total
	(in thousands)
For the three months ended March 31, 2011
Net revenues	$47	$128	$—	$45,723	$48	$45,946
Inter-segment revenues	—	—	—	(13,702)	—	(13,702)

Total revenues	47	128	—	32,021	48	32,244
Net loss attributable to common shareholders	$7,547	$19	$313	$10,355	$4,372	$22,606
For the three months ended March 31, 2010
Net revenues	$18	$—	$—	$13,888	$—	$13,906
Inter-segment revenues	—	—	—	(1,514)	—	(1,514)

Total revenues	18	—	—	12,374	—	12,392
Net loss attributable to common shareholders	$3,280	$—	$4,273	$1,325	$2,462	$11,340
Segment assets
March 31, 2011	$21,056	$31,002	$3,769	$395,146	$48,121	$499,094
December 31, 2010	$44,038	$—	$3,465	$383,644	$41,200	$472,347
Goodwill
March 31, 2011	$—	$—	$—	$10,387	$—	$10,387
December 31, 2010	$—	$—	$—	$10,341	$—	$10,341

Summarized financial information concerning our operating segments is shown in the following table:

	E&P	Drilling	Corporate	Total
	(in thousands)
For the three months March 31, 2011
Net revenues	$28,724	$17,222	$—	$45,946
Inter-segment revenues	—	(13,702)	—	(13,702)

Total revenues	28,724	3,520	—	32,244
Net loss attributable to common shareholders	8,017	7,113	7,476	22,606
For the three months March 31, 2010
Net revenues	$11,317	$2,589	$—	$13,906
Inter-segment revenues	—	(1,514)	—	(1,514)

Total revenues	11,317	1,075	—	12,392
Net loss attributable to common shareholders	$4,150	$4,174	$3,016	$11,340
Segment Assets
As of March 31, 2011	$349,660	$128,378	$21,056	$499,094
As of December 31, 2010	$295,352	$132,957	$44,038	$472,347
Goodwill
As of March 31, 2011	$10,387	$—	$—	$10,387
As of December 31, 2010	$10,341	$—	$—	$10,341

13.	Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount at March 31, 2011 and December 31, 2010, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings, and borrowings under our senior secured credit facility, short-term credit agreement and the Dalea Credit Agreement. At March 31, 2011 and December 31, 2010, interest rate changes would result in gains or losses in the market value of our senior secured credit facility, short-term credit agreement and Dalea Credit Agreement due to differences between current market interest rates and the rates governing these instruments.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Australian Dollar, Canadian Dollar, British Pound, Bulgarian Lev, European Union Euro, Romanian New Leu, Moroccan Dirham and Turkish Lira. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At March 31, 2011, we had 13.7 million Turkish Lira (approximately $8.8 million) and 14.7 million Moroccan Dirham (approximately $1.8 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the Turkish Lira and Moroccan Dirham.

Commodity price risk

We are exposed to fluctuations in commodity prices for crude oil and natural gas. Commodity prices are affected by many factors including but not limited to supply and demand. At March 31, 2011 and December 31, 2010, we were a party to commodity derivative contracts (see note 7).

Concentration of credit risk

The majority of our receivables are within the oil and gas industry, primarily from our industry partners and from government agencies. Included in receivables are amounts due from Turkiye Petrolleri Anonim Ortakligi (“TPAO”), the national oil company of Turkey, and Turkiye Petrol Refinerileri A.Ş. (“TUPRAS”), a privately owned oil refinery in Turkey, which purchase substantially all of our oil production in Turkey. The receivables are not collateralized. To date, we have experienced minimal bad debts and have no allowance for doubtful accounts. Other accounts receivable relating to value added taxes are due from various government agencies and are expected to be collected prior to December 31, 2011. The majority of our cash and cash equivalents are held by three financial institutions in the U.S. and Turkey.

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of March 31, 2011:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Liabilities:
Short-term credit agreement	$—	$(30,000)	$—	$(30,000)
Floating rate debt	—	(78,794)	—	(78,794)
Senior secured credit facility	—	(33,000)	—	(33,000)
Crude oil derivative contracts	—	(12,106)	—	(12,106)
Contingent consideration on acquisition	—	—	(4,000)	(4,000)

Total	$—	$(153,900)	$(4,000)	$(157,900)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2010:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Liabilities:
Short-term credit agreement	$—	$(30,000)	$—	$(30,000)
Floating rate debt	—	(78,736)	—	(78,736)
Senior secured credit facility	—	(25,000)	—	(25,000)
Crude oil derivative contracts	—	(3,517)	—	(3,517)

Total	$—	$(137,253)	$—	$(137,253)

14.	Commitments

In Morocco, we posted the following fully-funded bank guarantees in support of our work program commitments: $2.0 million under our Guercif exploration permits, $3.0 million under our Ouezzane-Tissa exploration permits, $1.0 million under our Tselfat exploration permit and $1.5 million under our Asilah exploration permits. The obligations under the Tselfat exploration permit and the Ouezzane-Tissa exploration permits have been fully performed except for final reports. The remaining work program commitment on the Guercif exploration permits has been transferred to the Tselfat exploration permit. On April 29, 2011, the $2.0 million bank guarantee for the Guercif exploration permits was returned to us, and on May 13, 2011, the $3.0 million bank guarantee for the Ouezzane-Tissa exploration permits was returned to us. The bank guarantees are reduced periodically based on work performed. In the event we fail to perform the required work commitments, the remaining amount of the Tselfat and Asilah bank guarantees would be forfeited.

In the United States, our lease for office space in Dallas, Texas expires on December 31, 2013. In Morocco, we have entered into three-year leases for two offices and an apartment, along with one-year leases for an apartment and an operations yard. In Romania, we have one-year leases for an office and an equipment yard. In Turkey, we have entered into a three-year lease for office space in Istanbul, short term leases of nine apartments in Istanbul, three apartments in Ankara, a five-year lease for an operations yard in Diyarbakir, a seven-year lease for an operations yard in the Thrace Basin, a seven-year lease for storage, maintenance and staging space and a one-year lease for ten rooms at a hotel in Turkey. Our aggregate annual commitments as of March 31, 2011 were as follows:

		Payments Due by Year
	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Leases and other	$13,086	$3,126	$3,313	$1,732	$1,041	$1,005	$2,869
Contracts	36,550	31,050	5,500	—	—	—	—
Permits	32,880	19,880	13,000	—	—	—	—

	$82,516	$54,056	$21,813	$1,732	$1,041	$1,005	$2,869

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

Our commitments pursuant to petroleum licenses and permits as of March 31, 2011 included commitments to:

•	Drill the Deventci-R2 well in Bulgaria in 2011;

•	Drill three wells on the Midyat licenses in Turkey, one in 2011 and two in 2012;

•	Drill three wells on the Tuz Golu licenses in Turkey, one in 2011 and two in 2012;

•	Drill two wells on License 3839 in Turkey in 2011;

•	Drill three wells on License 4037 in Turkey, two in 2011 and one in 2012;

•	Drill two wells on License 3864 in Turkey in 2011;

•	Drill two wells on License 3599 in Turkey, one in 2011 and one in 2012;

•	Drill two wells on the Sivas Basin licenses in Turkey in 2012;

•	Complete the GRB-1 well on the Asilah exploration permits in Morocco in 2011;

•	Drill three wells on the Tselfat exploration permit in Morocco in 2011; and

•	Conduct miscellaneous exploratory activities on several of our Turkish licenses.

Our commitments pursuant to agreements with third party license holders as of March 31, 2011 included commitments to:

•	Drill one well on License 4325 in Turkey in 2011 in accordance with our agreement with Selsinsan Petrol Maden;

•	Drill one well on the Malatya licenses in Turkey in 2011 in accordance with our agreement with Selsinsan Petrol Maden;

•	Drill one well on License 4642 in Turkey in 2012 and acquire 100 square kilometers of 3D seismic data in 2011 in accordance with our agreement with Selsinsan Petrol Maden;

•

Participate in drilling five wells on License 3118 in Turkey in 2011 in accordance with our agreement with Aladdin Middle East, Ltd. (“Aladdin”) whereby we will drill two wells and Aladdin will drill three wells;

•	Drill one well on License 4069 in Turkey in 2011 in accordance with our agreement with Tiway Turkey, Ltd.;

•	Drill two wells on License 3648 in Turkey, one in 2011 and one in 2012, in accordance with our agreement with TPAO;

•	Drill three wells on License 4288 in Turkey, one in 2011 and two in 2012, and acquire 3D seismic on the license in 2011, in accordance with our agreement with TPAO;

•	Drill one well on License 3792 in Turkey in 2011 in accordance with our agreement with TPAO;

•	Drill one well on License 3793 in Turkey in 2011 in accordance with our agreement with TPAO;

•	Drill a total of four wells and re-enter a total of three wells on Licenses 3791 and 3165 in Turkey in 2011 in accordance with our agreement with TPAO; and

•	Participate in drilling five wells on the Gaziantep licenses in Turkey, three in 2011 and two in 2012, in accordance with our agreement with TBNG.

15.	Contingency

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

16.	Related party transactions

Debt transactions

On June 28, 2010, we entered into the Dalea Credit Agreement for the purpose of funding the acquisition of all the shares of Amity and Petrogas and for general corporate purposes. Pursuant to the Dalea Credit Agreement, we could request advances from Dalea up to the aggregate principal amount of $100.0 million until September 1, 2010. The advances were denominated in U.S. Dollars. We had borrowed an aggregate of $73.0 million pursuant to the Dalea Credit Agreement as of March 31, 2011. On May 18, 2011, we amended the Dalea Credit Agreement. The amendment was effective as of May 1, 2011 and extended the repayment date under the Dalea Credit Agreement from June 28, 2011 to December 31, 2011 and increased the interest rate from three-month LIBOR plus 2.50% per annum to three-month LIBOR plus 5.50% per annum, which is the same interest rate payable under the amended and restated credit facility with Standard Bank and BNP Paribas. (see note 10). No further borrowings are permitted under the Dalea Credit Agreement.

Equipment purchase transactions

On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the drilling rig and entered into a note payable to Viking Drilling in the amount of $5.9 million. The note was due and payable on August 1, 2010, bore interest at a fixed rate of 10% per annum and was secured by the drilling rig and associated equipment. We paid interest under the note on November 1, 2009 and February 1, 2010. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling. Viking International paid $1.5 million in cash for the I-14 drilling rig and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which was comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig in July 2009. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. Interest expense for the three months ended March 31, 2011 pursuant to the Viking Drilling note was approximately $119,000. At March 31, 2011, the outstanding balance under this note was $6.5 million (see note 10).

Service transactions

Effective May 1, 2008, we entered into a service agreement, as amended (the “Service Agreement”), with Longfellow Energy, LP (“Longfellow”), Viking Drilling, MedOil Supply, LLC and Riata Management, LLC (“Riata Management”). Mr. Mitchell and his wife own 100% of Riata Management. In addition, Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Riata Management owns 100% of MedOil Supply, LLC. Dalea owns 85% of Viking Drilling. Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. We recorded expenditures for the three months ended March 31, 2011 of $2.3 million for goods and services provided to us under the Service Agreement, of which approximately $62,000 was payable at March 31, 2011. Payables in the amount of $863,000 at December 31, 2010 were settled in cash during the first quarter of 2011. Payables in the amount of $62,000 due under the Service Agreement at March 31, 2011 were settled in cash during the second quarter of 2011. There were no amounts due to us at March 31, 2011.

Effective January 1, 2009, our wholly owned subsidiary, TAT, entered into a lease agreement under which it leased rooms, flats and office space at an accommodation facility owned by Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”), a Turkish company controlled by Mr. Mitchell. Under the lease agreement, TAT paid the Turkish Lira equivalent of $5,000 per month base rent and up to 45,000 Turkish Lira per month (approximately $30,000 per month) in operating expense reimbursement. The lease agreement expired December 31, 2009. Effective January 1, 2010, TAT and Gundem entered into an accommodation agreement under which it leases ten rooms at the facility. Under the accommodation agreement, TAT pays the Turkish Lira equivalent of $10,000 per month. The amounts formerly paid under the lease agreement and paid under the accommodation agreement are included in amounts paid under the Service Agreement.

On December 15, 2009, Viking International entered into an Agreement for Management Services (“Management Services Agreement”) with Viking Drilling. Pursuant to the Management Services Agreement, which was amended on August 5, 2010, Viking International agreed to provide management, marketing, storage and personnel services (collectively, the “Rig Services”) from time to time as requested by Viking Drilling for the operation of certain rigs owned by Viking Drilling that are located in Turkey. Under the terms of the Management Services Agreement, Viking Drilling will pay Viking International for all actual costs and expenses associated with the provision of the Rig Services. In addition, Viking Drilling will pay Viking International a monthly management fee equal to 7% of the total amount invoiced for direct labor costs for employees of Viking International providing Rig Services under the Management Services Agreement. Viking International recorded expenditures for the three months ended March 31, 2011 of $30,000 under the Management Services Agreement. There were no amounts due to or from us under the Management Services Agreement at March 31, 2011.

On June 1, 2010, Viking International entered into a lease agreement under which it leased space for storage, maintenance, and staging of material and equipment for oilfield services and services related to oil and gas drilling, exploration, development, geological or geophysical activities or oilfield infrastructure at premises owned by Gundem. Under the lease agreement, Viking International pays Gundem the Turkish Lira equivalent of $25,000 per month from July 2010 through December 2011, $26,000 per month from January 2012 through December 2012, $27,000 per month from January 2013 through December 2013, $28,000 per month from January 2014 through December 2014 and $29,000 per month from January 2015 through December 2017. As of March 31, 2011, $75,000 has been paid and no amount is outstanding under this lease agreement.

On August 5, 2010, Viking International entered into an Agreement for Management Services (“Maritas Services Agreement”) with Maritas A.S. (“Maritas”). Pursuant to the Maritas Services Agreement, Viking International agreed to provide management, marketing and personnel services (collectively, the “Maritas Rig Services”) from time to time as requested by Maritas for the operation of a drilling rig owned by MAANBE LLC and located in Iraq. Under the terms of the Maritas Services Agreement, Maritas will pay Viking International for all actual costs and expenses associated with the provision of the Maritas Rig Services. In addition, Maritas will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs for employees of Viking International providing Maritas Rig Services under the Maritas Services Agreement. MAANBE LLC is indirectly owned by Mr. Mitchell and his children. Mr. Mitchell indirectly owns 50% of Maritas. We recorded expenditures for the three months ended March 31, 2011 of $856,000 for goods and services provided to us under the Maritas Services Agreement. At March 31, 2011, the aggregate amount due to us totaled $3.6 million.

On September 28, 2010, Viking International entered into an Agreement for Management Services (the “VOS Services Agreement”) with Viking Petrol Sahasi Hizmetleri A.S. (“VOS”). VOS is indirectly owned by Mr. Mitchell. Pursuant to the VOS Services Agreement, Viking International agreed to provide management, marketing, storage and personnel services (collectively, the “Services”) from time to time as requested by VOS for the operation of certain equipment owned by VOS that is located in Turkey. Under the terms of the VOS Services Agreement, VOS will pay Viking International for all actual costs and expenses associated with the provision of the Services. In addition, VOS will pay Viking International a monthly management fee equal to 8% of the total amount invoiced for direct labor costs of employees of Viking International providing Services pursuant to the VOS Services Agreement. We recorded expenditures for the three months ended March 31, 2011 of approximately $200,000 for goods and services provided by us under the VOS Services Agreement, of which approximately $177,000 was payable at March 31, 2011. At March 31, 2011, the amount due to us totaled approximately $6,300.

The following table summarizes related party accounts receivable and accounts payable as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
Related party accounts receivable:
Riata Management services agreement	$—	$4
Maritas services agreement	3,607	3,700
VOS services agreement	6	79

Total related party accounts receivable	$3,613	$3,783

Related party accounts payable:
Riata Management services agreement	$62	$863
Viking International management services agreement	—	21
Maritas services agreement	—	85
VOS services agreement	177	—

Total related party accounts payable	$239	$969

Other transactions

In July 2008, Longfellow guaranteed the obligations of us and Longe Energy Limited under a farm-out agreement with Direct Morocco and Anschutz concerning the Ouezzane-Tissa and Asilah exploration permits in Morocco up to a maximum of $25.0 million. This guarantee was terminated on February 18, 2011 upon the acquisition of Direct Morocco and Anschutz.

17.	Subsequent events

Amendment and Restatement of Senior Secured Credit Facility and Repayment of Short-Term Credit Agreement

On May 18, 2011, we entered into a five year amended and restated senior secured credit facility with Standard Bank and BNP Paribas. The amended and restated credit facility amends and restates the three year senior secured credit facility entered into by and between DMLP, TEMI, Talon, TAT and Standard Bank and BNP Paribas on December 21, 2009.

On May 24, 2011, we used a portion of the amounts borrowed under the amended and restated credit facility to repay the $30.0 million short-term secured credit agreement, dated as of August 25, 2010, between TransAtlantic Worldwide and Standard Bank, at which time the short-term secured credit agreement was terminated.

Amendment of Dalea Credit Agreement

On May 18, 2011, we amended the Dalea Credit Agreement. The amendment was effective as of May 1, 2011 and extended the repayment date under the Dalea Credit Agreement from June 28, 2011 to December 31, 2011 and increased the interest rate from three-month LIBOR plus 2.50% per annum to three-month LIBOR plus 5.50% per annum, which is the same interest rate payable under the amended and restated credit facility with Standard Bank and BNP Paribas.

TBNG Share Purchase Agreement

On November 8, 2010, TransAtlantic Worldwide entered into an option agreement with MMC regarding the potential purchase of all of the shares of TBNG and Pinnacle. Pursuant to the option agreement, on November 8, 2010, TransAtlantic Worldwide paid MMC an option fee of $10.0 million in cash and, on February 10, 2011, exercised the option. Under the option agreement, TransAtlantic Worldwide or its assigns would acquire all of the shares of TBNG and Pinnacle in consideration for $100.0 million in cash, the issuance of 18.5 million of our common shares, and the transfer of certain overriding royalty interests to MMC or an affiliate. At closing, the $10.0 million option fee would be credited towards the cash purchase price. On April 23, 2011, TransAtlantic Worldwide and MMC entered into a definitive share purchase agreement pursuant to which MMC agreed to sell, and TransAtlantic Worldwide agreed to purchase, all of the shares of TBNG. Under the terms of the purchase agreement, TransAtlantic Worldwide or its assigns will acquire all of the shares of TBNG in exchange for the issuance of 18.5 million of our common shares and the transfer of certain overriding royalty interests (ranging from 1.0% to 2.5% of the working interests owned by TBNG on specified exploration licenses) to MMC or an affiliate. Closing of the transactions contemplated by the purchase agreement is subject to, among other conditions, the receipt of consents from all required regulatory authorities, including approval from the Competition Board of the Republic of Turkey which was received on May 17, 2011, and closing is expected to occur in June 2011. TransAtlantic Worldwide intends to apply the $10.0 million option fee it paid in November 2010 towards the purchase of approximately 6.5% of the production and acreage owned by Pinnacle and other affiliates of MMC. TransAtlantic Worldwide is negotiating with third party investors, including VEI, that are expected to provide $90.0 million in cash to acquire approximately 59.5% of the current production and acreage owned by TBNG and Pinnacle. Closing of the cash portion of the transactions contemplated by the option agreement is expected to occur concurrently with the closing of the TBNG purchase agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us” or the “Company,” refer to TransAtlantic Petroleum Ltd. and its subsidiaries on a consolidated basis. Unless stated otherwise, all sums of money stated in this Form 10-Q are expressed in U.S. Dollars.

Executive Overview

We are a vertically integrated, international oil and gas company engaged in the acquisition, exploration, development and production of crude oil and natural gas. We hold interests in developed and undeveloped oil and gas properties in Turkey, Morocco, Romania, and Bulgaria. We own our own drilling rigs and oilfield service equipment, which we use to develop our properties in Turkey and Morocco. In addition, our drilling services business provides oilfield services and drilling services to third parties in Turkey and Iraq. As of May 27, 2011, approximately 44.2 % of our outstanding common shares were beneficially owned by N. Malone Mitchell, 3rd, our chairman of the board of directors and chief executive officer.

Financial and Operational Performance Highlights. Highlights of our financial performance and operational performance for the first quarter of 2011 include:

•	During the first quarter of 2011, we derived 71% of our revenues from the production of oil, 18% of our revenues from the production of natural gas and 11% of our revenues from oilfield services.

•

Total oil and gas revenue increased to $28.7 million for the quarter ended March 31, 2011 from $11.3 million realized in the same period in 2010. The increase was the result of increased production in the Selmo oil field as well as an increase in natural gas production and an increase in the average price received for our oil production, which was approximately $107 per barrel in the quarter ended March 31, 2011 as compared to approximately $78 per barrel for the quarter ended March 31, 2010.

•	Oilfield services revenue increased to $3.5 million for the first quarter of 2011 from $1.1 million in the first quarter of 2010.

•

Production in Turkey increased to approximately 219,000 net barrels (Bbls) of crude oil and approximately 803 million cubic feet (Mmcf) of natural gas for the first quarter of 2011, compared to approximately 146,000 net Bbls of crude oil and no natural gas for the first quarter of 2010.

•

As of March 31, 2011, we were producing an aggregate of approximately 2,700 net Bbls oil per day from the Selmo and Arpatepe oil fields in Turkey and approximately 8.3 net Mmcf of natural gas per day from our producing gas fields in the Thrace Basin.

•

For the quarter ended March 31, 2011, we incurred $54.2 million in capital expenditures, of which $28.1 million was a non-cash capital expenditure incurred in the acquisition of Direct Petroleum Morocco, Inc. (“Direct Morocco”), Anschutz Morocco Corporation (“Anschutz”) and Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), compared to capital expenditures of $44.0 million for the quarter ended March 31, 2010. The decrease in cash capital expenditures was primarily due to the larger amount of drilling services and other equipment and long-term drilling inventory that were purchased in the first quarter of 2010.

•	During the first quarter of 2011, our short-term borrowings increased to $78.3 million, compared to short-term borrowings of $6.1 million for the first quarter of 2010.

Recent Developments

Amendment and Restatement of Senior Secured Credit Facility. On May 18, 2011, our wholly owned subsidiaries, DMLP, Ltd. (“DMLP”), Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret AŞ. (“Petrogas”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Exploration Mediterranean International Pty. Ltd. (“TEMI”) and TransAtlantic Turkey, Ltd. (“TAT”) (collectively, the “Borrowers”) entered into a five year amended and restated senior secured credit facility (the “amended and restated credit facility”) with Standard Bank Plc (“Standard Bank”) and BNP Paribas (Suisse) SA (“BNP Paribas”). The amended and restated credit facility amends and restates the three year senior secured credit facility entered into by and between DMLP, TEMI, Talon Exploration, TAT and Standard Bank and BNP Paribas, on December 21, 2009.

On May 24, 2011, we used a portion of the amounts borrowed under the amended and restated credit facility to repay the $30.0 million short-term secured credit agreement, dated as of August 25, 2010, between TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”) and Standard Bank, which was scheduled to mature on May 25, 2011. We plan to use the remainder of the amounts borrowed under the amended and restated credit facility to finance a portion of the development of our oil and gas properties in Turkey and for working capital purposes in Turkey. See “—Amended and Restated Senior Secured Credit Facility.”

Amendment of Dalea Credit Agreement. On May 18, 2011, we entered into a first amendment with Dalea Partners, LP (“Dalea”) to that certain credit agreement, dated as of June 28, 2010, by and between Dalea and the Company. Mr. Mitchell, our chairman of the board of directors and chief executive officer, and his wife own 100% of Dalea. The amendment was effective as of May 1, 2011 and extends the repayment date under the credit agreement from June 28, 2011 to December 31, 2011 and increases the interest rate under the credit agreement from three-month LIBOR plus 2.50% per annum to three-month LIBOR plus 5.50% per annum, which is the same interest rate under our amended and restated credit facility with Standard Bank and BNP Paribas. See “—Dalea Credit Agreement.”

Appointment of New Chief Executive Officer. Effective May 6, 2011, our board of directors appointed Mr. Mitchell to serve as our chief executive officer. Mr. Mitchell also serves as the chairman of our board of directors. Matthew McCann, our former chief executive officer, tendered his resignation on May 5, 2011.

TBNG Share Purchase Agreement. On November 8, 2010, TransAtlantic Worldwide entered into an option agreement with Mustafa Mehmet Corporation (“MMC”), regarding the potential purchase of all of the shares of Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) and Pinnacle Turkey, Inc. (“Pinnacle”). Pursuant to the option agreement, on November 8, 2010, TransAtlantic Worldwide paid MMC an option fee of $10.0 million in cash and, on February 10, 2011, exercised the option. Under the option agreement, TransAtlantic Worldwide or its assigns would acquire all of the shares of TBNG and Pinnacle in consideration for $100.0 million in cash, the issuance of 18.5 million of our common shares, and the transfer of certain overriding royalty interests to MMC or an affiliate. At closing, the $10.0 million option fee would be credited towards the cash purchase price. On April 23, 2011, TransAtlantic Worldwide and MMC entered into a definitive share purchase agreement pursuant to which MMC agreed to sell, and TransAtlantic Worldwide agreed to purchase, all of the shares of TBNG. Under the terms of the purchase agreement, TransAtlantic Worldwide or its assigns will acquire all of the shares of TBNG in exchange for the issuance of 18.5 million of our common shares and the transfer of certain overriding royalty interests (ranging from 1.0% to 2.5% of the working interests owned by TBNG on specified exploration licenses) to MMC or an affiliate. Closing of the transactions is subject to, among other conditions, the receipt of consents from all required regulatory authorities, including approval from the Competition Board of the Republic of Turkey which was received on May 17, 2011, and closing is expected to occur in June 2011. TransAtlantic Worldwide intends to apply the $10.0 million option fee it paid in November 2010 towards the purchase of approximately 6.5% of the production and acreage owned by Pinnacle and other affiliates of MMC. TransAtlantic Worldwide is negotiating with third party investors, including Valeura Energy, Inc. (“VEI”), that are expected to provide $90.0 million in cash to acquire approximately 59.5% of the current production and acreage owned by TBNG and Pinnacle. Closing of the cash portion of the transactions contemplated by the option agreement is expected to occur concurrently with the closing of the TBNG purchase agreement.

TBNG and Pinnacle currently produce an aggregate of approximately 25.0 Mmcf of natural gas per day in the Thrace Basin region of northwestern Turkey and hold interests in approximately 600,000 net onshore acres and 360,000 net offshore acres in the Thrace Basin and approximately 305,000 net onshore acres in the Gaziantep region of southeastern Turkey.

Valeura Energy Letter Agreement. On February 9, 2011, we entered into a letter agreement with VEI, whereby VEI offered to acquire 61.54% of the shares of Pinnacle and certain interests from Pinnacle and TBNG in certain exploration licenses and production leases on properties in the Thrace Basin and Gaziantep areas of Turkey, together with associated assets. Under the letter agreement, VEI would provide approximately $61.5 million in funding to acquire 61.54% of the shares of Pinnacle and certain other assets.

Under the letter agreement, as amended, the parties agreed to negotiate in good faith the terms of certain definitive agreements, including agreements to transfer 61.54% of the shares of Pinnacle and certain other assets, and to use reasonable commercial efforts to finalize the definitive agreements no later than June 15, 2011. If any of the conditions precedent of the letter agreement are not satisfied before closing or if closing has not occurred by July 11, 2011, any party is entitled to terminate its obligations under the letter agreement. If VEI’s acquisition of the interests in Pinnacle does not proceed as a result of a material breach by TransAtlantic Worldwide, us or VEI of the letter agreement, a material breach by TransAtlantic Worldwide of the TBNG option agreement or a material breach by TransAtlantic Worldwide or VEI of certain other agreements entered into in contemplation of the acquisition of TBNG and Pinnacle, the breaching party shall be liable to the non-breaching party for all direct damages, costs and expenses suffered by the non-breaching party as a direct result thereof, up to a maximum of $9.2 million.

Direct Petroleum Acquisition. On February 18, 2011, TransAtlantic Worldwide acquired Direct Morocco and Anschutz, and our wholly owned subsidiary, TransAtlantic Petroleum Cyprus Limited (“TransAtlantic Cyprus”), acquired Direct Bulgaria. In addition, TransAtlantic Worldwide purchased from the seller, Direct Petroleum Exploration, Inc. (“Direct”), all of Direct’s right, title and interest in the amounts due to Direct by each of Direct Morocco, Anschutz and Direct Bulgaria. As consideration for the acquisition, TransAtlantic Worldwide paid $2.4 million in cash to Direct, and we issued 8,924,478 of our common shares (at a deemed price of $3.15 per common share) to Direct in a private placement, for total consideration of $34.5 million. In addition, if certain post-closing milestones are achieved, we will issue additional consideration to Direct equal to: (i) $6.0 million worth of our common shares if the GRB-1 well in Morocco is a commercial success; (ii) $10.0 million worth of our common shares if the Deventci-R2 well in Bulgaria is a commercial success; and (iii) $10.0 million worth of our common shares if Direct Bulgaria receives a production concession for a specified area in Bulgaria.

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

At the time of closing, Direct Morocco and Anschutz owned a 50% working interest in the Ouezzane-Tissa and Asilah exploration permits in northern Morocco. As a result of the acquisition, we own 100% of the Asilah exploration permits. We subsequently relinquished the Ouezzane-Tissa exploration permits. Direct Bulgaria owns 100% of the working interests in the A-Lovech exploration permit and the Aglen exploration permit, subject to a 3% and a 1% overriding royalty interest, respectively, which cover an aggregate of approximately 600,000 acres (2,288 square kilometers) in northwestern Bulgaria. The A-Lovech permit contains the Deventci-R1 well, which discovered a reservoir in the Jurassic Orzirovo formation at a depth of approximately 4,200 meters. The well is currently producing approximately 250 Mcf of natural gas per day on a limited test basis, and the production is being sold to a nearby compressed natural gas facility. We plan to appraise this discovery by drilling a second well, the Deventci-R2 well, on the A-Lovech exploration permit in 2011.

The A-Lovech exploration permit is also estimated to contain over 300,000 acres prospective for Jurassic-aged shale (at a depth of approximately 3,800 meters), which was recently certified as a geologic discovery by the Bulgarian government. We anticipate coring the Etropole shale interval, which will enhance the technical understanding of the potential of this shale play.

First Quarter 2011 Operational Update

We are in the process of integrating the Amity Oil International Pty. Ltd. (“Amity”), Petrogas and Direct Bulgaria properties, equipment and personnel into our operations. As of March 31, 2011, we were producing an aggregate of approximately 2,700 net Bbls of oil per day from the Selmo and Arpatape oil fields and approximately 8.3 net Mmcf of natural gas per day in the Thrace Basin.

Turkey Exploration and Development. During the first quarter of 2011, we continued to develop our Selmo oil field and Thrace Basin gas fields. At Selmo, we completed one well, drilled and completed two wells and began drilling two additional wells. In the Thrace Basin, we completed two wells, drilled and completed one well and began drilling four additional wells.

In southeastern Turkey, we completed a 23-kilometer, 6-inch pipeline from the Bakuk-101 well to an existing pipeline to the south, commissioned the pipeline and began selling limited quantities of natural gas from the well in April 2011.

Morocco Exploration and Development. In the first quarter of 2011, we continued to explore and develop our properties in Morocco. We commenced producing oil in January 2011 from the HR-33 bis well on the Tselfat exploration permit (100% working interest, subject to a 25% participation interest by Office of National des Hydrocarbures et des Mines (“ONHYM”)) and put the well on an extended production test to determine its commerciality. We also constructed water separation facilities at the HR-33 bis well. We drilled the GRB-1 well, which we are currently testing, on the Asilah permit (100% working interest, subject to a 25% participation interest by ONHYM).

Bulgaria and Romania Exploration and Development. We are evaluating potential locations in Bulgaria for a planned Deventci-R2 well on the A-Lovech permit (100% working interest) to appraise the Orzirovo formation and we plan to core the Jurassic-aged Etropole shale formation, which was recently certified as a geologic discovery by the Bulgarian government. In Romania, we are evaluating a potential exploration well to test a Silurian-aged shale and a potential Jurassic-aged oil play and reprocessing seismic data previously shot over the Sud Craiova license (50% working interest).

Drilling Services. As of March 31, 2011, we owned six drilling rigs and four workover and completion rigs in Turkey and we owned two drilling rigs in Morocco. In addition, we managed one drilling rig in Turkey for Viking Drilling, LLC (“Viking Drilling”) and one drilling rig in Iraq for Maritas A.Ş. (“Maritas”) pursuant to management services agreements.

We have expanded our drilling services activities, particularly in Turkey, to include products and services used to drill and evaluate oil and natural gas wells. Through Viking International Limited (“Viking International”), our wholly owned subsidiary, we provide the following oilfield services: wireline, pressure pumping (including fracture stimulation, acid stimulation and cementing), construction (including location building, road building and pipeline construction), rental tools and underbalanced drilling, pulling units, drilling fluids, inventory, yards and trucking and mudlogging. Through Viking International, we are able to provide a full range of services to our exploration and production business, reducing costs and the need to rely on third party service providers. In addition, when our drilling rigs and equipment are not operating on our properties, we can use them to provide drilling and oilfield services to third parties. Viking International is not currently active in Bulgaria or Romania. During the first quarter of 2011, Viking International generated revenues of approximately $3.0 million from providing oilfield services to third parties in Turkey.

Through Viking Geophysical, Ltd. (“Viking Geophysical”), our wholly owned subsidiary, we operate two seismic data acquisition crews with equipment capable of acquiring 2D, 3D and microseismic data. During the first quarter of 2011, Viking Geophysical generated revenues of approximately $500,000 from providing seismic services to third parties in Turkey.

To support these services, we have established an electric wireline division, a pressure pumping division and a drilling fluids division. The pressure pumping division has personnel and cementing, fracture and acid stimulation equipment, which includes state-of-the-art fracturing technologies, including microseismic capabilities.

On May 5, 2011, our board of directors formed a special committee, comprised of four independent directors, to evaluate strategic alternatives relating to our drilling services business.

Planned 2011 Operations

We continue to actively explore and develop our existing oil and gas properties in Turkey, Morocco and Bulgaria and evaluate opportunities for further activities in Romania. Our success will depend in part on discovering additional hydrocarbons in commercial quantities and then bringing these discoveries into production. For the remainder of 2011, we are focused on accomplishing the following objectives:

•

Increasing Production. Our goal is to achieve a production rate of 10,000 barrels of oil equivalent (Boe) per day by the end of 2011. We plan to increase our crude oil and natural gas production in Turkey through the acquisition of TBNG, continuous drilling in Selmo and the Thrace Basin, the completion of pipelines to bring shut-in gas to market, the application of modern well stimulation techniques such as gelled acidizing and fracture stimulation, and the introduction of directional drilling.

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

•

Integrating Acquisitions. We expect to complete the acquisition of TBNG in June 2011, which will bring additional acreage, production, personnel and equipment into our Turkey operations. We continue to integrate the recent acquisitions of Amity, Petrogas and Direct Bulgaria.

Capital expenditures for the remainder of 2011 are expected to range between $75.0 million and $125.0 million. Approximately 50% of these anticipated expenditures will occur in the Thrace Basin in Turkey, devoted to developing conventional and unconventional natural gas production, building infrastructure and acquiring seismic data. Approximately 35% of these anticipated expenditures will occur in southeastern Turkey, devoted to developing crude oil production at Selmo and Arpatepe and drilling exploratory wells on various licenses. The balance of the estimated budget is divided between exploration activities in Morocco and Romania. We are seeking a joint venture partner to fund our anticipated capital expenditures in Bulgaria in 2011. If cash on hand, borrowings from our amended and restated credit facility and cash flow from operations are not sufficient to fund our capital expenditures, then we will either curtail our discretionary capital expenditures or seek other funding sources. We currently plan to execute the following drilling and exploration activities in 2011:

Turkey. We plan to drill approximately 90 gross wells during the remainder of 2011, including wells to be drilled on acreage held by TBNG, which we expect to acquire in June 2011. If we do not complete the acquisition of TBNG, the number of wells we expect to drill in 2011 may change. We also plan to construct the infrastructure necessary to produce and sell oil and natural gas from the productive wells we drill.

Morocco. On our Tselfat exploration permit, we are currently producing oil from the HR-33 bis well on an extended production test to determine if the well is commercially viable. If testing confirms the HR-33 bis well as a commercial well, we plan to delineate the oil field, apply for an exploitation concession and drill at least one additional well in the Haricha field. We drilled the TKN-1 exploration well on the Tselfat exploration permit, but the well failed to encounter the target formation. We plan to drill two additional exploration wells to a depth of at least 1,500 meters on the Tselfat exploration permit in 2011. On our Asilah exploration permit, we are testing the recently completed GRB-1 well, which had gas shows during drilling. If that well is completed as a commercial well, we would likely drill additional appraisal wells and develop plans to commercialize those wells.

Bulgaria. We plan to drill the Deventci-R2 well on the A-Lovech exploration permit to appraise the Deventci-R1 well gas discovery. While drilling the Deventci-R2 well on the A-Lovech permit, we plan to test the productivity of the Jurassic-aged Etropole shale interval. We may also drill an additional appraisal well on the A-Lovech exploration permit. If the Deventci-R2 well on the A-Lovech permit is a commercial well, we anticipate planning the construction of a pipeline to connect the Deventci wells to a natural gas pipeline to the south. We are seeking to enter into a joint venture where the joint venture partner would carry us in a portion of the capital expenditures incurred in Bulgaria in 2011.

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

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in Notes 3 and 4 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations—Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Total oil and gas revenue increased to $28.7 million in the quarter ended March 31, 2011 from $11.3 million realized in the same period in 2010. The increase was the result of higher prices received for our oil production and an increase in oil and natural gas production. In addition, we recorded $3.5 million in oilfield services revenue during the first quarter of 2011 compared to $1.1 million in oilfield services revenue during the same period in 2010. The increase was the result of an increase in oilfield drilling services provided to third parties in the first quarter of 2011.

Production. We produced approximately 219,000 net Bbls of crude oil in the first quarter of 2011, substantially all of which was generated from the Selmo and Arpatepe oil fields. We produced approximately 803 net Mmcf of natural gas from the Thrace Basin gas fields in Turkey during the same period. We produced approximately 146,000 net Bbls of crude oil in the first quarter of 2010 from the Selmo and Arpatepe oil fields. We did not produce any natural gas in the first quarter of 2010.

Production Expenses. Production expenses for the quarter ended March 31, 2011 were $4.1 million compared to $4.2 million in the quarter ended March 31, 2010. Production expenses remained steady in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increased operational efficiencies.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the quarter ended March 31, 2011 increased to $9.8 million from $4.5 million for the quarter ended March 31, 2010. The increase in the first quarter of 2011 was primarily due to dry hole expense in Turkey.

Seismic and Other Exploration. Seismic and other exploration costs increased to $1.5 million for the quarter ended March 31, 2011 compared to $419,000 for the quarter ended March 31, 2010. This increase was due primarily to increased exploration activity in Turkey.

Oilfield Services Costs. The following table presents our oilfield services costs by country:

	For the Three Months Ended,
(in thousands)	March 31, 2011	March 31, 2010
Turkey	$4,370	$2,585
Morocco	464	1,002
Romania	168	129
Other and unallocated	523	—

Total	$5,525	$3,716

General and Administrative Expense. General and administrative expense was $10.4 million for the quarter ended March 31, 2011 compared to $6.0 million for the quarter ended March 31, 2010. The increase is due to increased legal and accounting expenses, the acquisition of Direct Morocco, Anschutz and Direct Bulgaria and the pending acquisition of TBNG. We recorded share-based compensation expense of $557,000 during the first quarter of 2011, compared to $539,000 for the same period in 2010.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $9.3 million for the quarter ended March 31, 2011 compared to $4.0 million in the same period of 2010. The increase is primarily due to the acquisition of Amity and Petrogas.

Interest and Other Expense. Interest and other expense increased to $3.9 million for the quarter ended March 31, 2011 compared to $547,000 for the quarter ended March 31, 2010. The increase was due to increased outstanding principal amounts due under our senior secured credit facility with Standard Bank and BNP Paribas, our short-term credit agreement with Standard Bank and our credit agreement with Dalea.

(Gain) Loss on Commodity Derivative Contracts. In the first quarter of 2011, we recorded a loss of $9.3 million compared to a gain of $603,000 in the first quarter of 2010. We were required under our senior secured credit facility with Standard Bank and BNP Paribas to hedge a portion of our oil production in the Selmo and Arpatepe oil fields in Turkey.

Other Comprehensive Loss (Gain). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency. Foreign currency translation adjustment for the quarter ended March 31, 2011 increased to a gain of $2.3 million from a loss of $2.0 million for the quarter ended March 31, 2010 due to the devaluation of the U.S. Dollar compared to the foreign currencies of the other countries in which we operate.

Comprehensive Loss. Comprehensive loss for the quarter ended March 31, 2011 was $20.3 million compared to a comprehensive loss of $13.3 million for the quarter ended March 31, 2010. The comprehensive loss for the first quarter of 2011 was primarily composed of oil and gas revenues of $28.7 million, oilfield services revenue of $3.5 million and a foreign currency translation gain of $2.3 million, offset by production expenses of $4.1 million, exploration, abandonment and impairment costs of $9.8 million, general and administrative expense of $10.4 million, depreciation, depletion and amortization expenses of $9.3 million, interest and other expense of $3.9 million and loss on commodity derivative contracts of $9.3 million.

Net Loss. Net loss for the quarter ended March 31, 2011 was $22.6 million, or $0.07 per share (basic and diluted), compared to $11.3 million, or $0.04 per share (basic and diluted), for the quarter ended March 31, 2010.

Capital Expenditures

For the quarter ended March 31, 2011, we incurred $54.2 million in capital expenditures compared to capital expenditures of $44.0 million for the quarter ended March 31, 2010. The increase in capital expenditures was primarily due to the acquisition of Direct Morocco, Anschutz and Direct Bulgaria. In the first quarter of 2011, our capital expenditures also included drilling and exploration activities. In the first quarter of 2010, our capital expenditures were for drilling and exploration activities, seismic equipment, rig and other drilling services equipment and long-term drilling inventory.

For the remainder of 2011, we expect our capital expenditures to range between approximately $75.0 million and $125.0 million. Approximately 50% of these anticipated expenditures will occur in the Thrace Basin in Turkey, devoted to developing conventional and unconventional natural gas production, building infrastructure and acquiring seismic data. Approximately 35% of these anticipated expenditures will occur in southeastern Turkey, devoted to developing crude oil production at Selmo and Arpatepe and drilling exploratory wells on various licenses. The balance of the estimated budget is divided between exploration activities in Morocco and Romania. We are seeking a joint venture partner to fund our anticipated capital expenditures in Bulgaria in 2011. If cash on hand, borrowings from our amended and restated credit facility and cash flow from operations are not sufficient to fund our capital expenditures, then we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2011 capital budget is subject to change and could be reduced if we do not raise additional funds. See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Our primary sources of liquidity for the first quarter of 2011 were our cash and cash equivalents, cash flow from operations and borrowings under our various debt agreements. At March 31, 2011, we had cash and cash equivalents of $20.2 million, $78.3 million in short-term debt, $66.8 million in long-term debt and a working capital deficit of $49.5 million compared to cash and cash equivalents of $34.7 million, $108.6 million in short-term debt, $30.1 million in long-term debt and a working capital deficit of $60.2 million at December 31, 2010. Cash provided by operating activities for the three months ended March 31, 2011 increased to $4.2 million compared to cash used in operating activities of $16.1 million for the quarter ended March 31, 2010, primarily as a result of an increase in revenues.

As of March 31, 2011, the outstanding principal amount of our debt was $145.8 million. Of this amount, $73.0 million is due by December 31, 2011, pursuant to our credit agreement with Dalea. As a result, there is significant doubt regarding our ability to continue as a going concern. The continuing application of the going concern assumption is dependent upon our continuing ability to obtain the necessary financing to discharge our existing obligations, carry out our exploration and development programs, to fund ongoing operations and ultimately achieve profitable operations. We forecast that we will need to either extend the maturity date of the Dalea credit agreement or raise additional debt or equity financing to refinance our existing debt under the Dalea credit agreement and to fund our operations, including our planned exploration and development activities, beyond December 31, 2011. To obtain these funds, we are considering the issuance of common shares, public debt or private debt. However, there is no assurance that our forecasts will prove to be accurate or that our efforts to raise additional debt or equity financing will be successful. If we are unable to secure additional funds, we may not have sufficient funds to continue operations beyond December 31, 2011, the maturity date of our credit agreement with Dalea. The inability to secure additional funding when and as needed could have a material adverse effect on our operations and financial condition.

In addition to cash, cash equivalents and cash flow from operations, at March 31, 2011, we had a senior secured credit facility, a short-term secured credit agreement, a credit agreement with Dalea, a term note with Viking Drilling, a loan with a Turkish bank and stand-by credit agreements with a Turkish bank, each of which is discussed below.

Amended and Restated Senior Secured Credit Facility. On May 18, 2011, DMLP, TEMI, Talon, TAT and Petrogas (the “Borrowers”) entered into the amended and restated credit facility with Standard Bank and BNP Paribas. Each of the Borrowers is a wholly owned subsidiary. Amity will execute a joinder agreement and become a Borrower under the amended and restated credit facility no later than June 17, 2011. The amended and restated credit facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (collectively, the “Guarantors”).

On May 24, 2011, we used a portion of the amounts borrowed under the amended and restated credit facility to repay the $30.0 million short-term secured credit agreement, dated as of August 25, 2010, between TransAtlantic Worldwide and Standard Bank, which was scheduled to mature on May 25, 2011. We plan to use the remainder of the amounts borrowed under the amended and restated credit facility to finance a portion of the development of our oil and gas properties in Turkey and for working capital purposes in Turkey.

The amount drawn under the amended and restated credit facility may not exceed the lesser of (i) $250.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. At May 27, 2011, the lenders had aggregate commitments of $120.0 million, with individual commitments of $60.0 million each. On the last day of each fiscal quarter commencing September 30, 2012 and at the maturity date, the lenders’ commitments are subject to reduction by 6.25% of their commitments existing on such commitment reduction date.

The borrowing base amount under the amended and restated credit facility is currently $75.0 million and is re-determined semi-annually on April 1st and October 1st of each year prior to September 30, 2012 and quarterly on January 1st, April 1st, July 1st and October 1st of each year after September 30, 2012. The borrowing base amount will increase to $95.0 million upon the joinder of Amity. The borrowing base amount equals, for any calculation date, the lowest of:

•	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00;

•	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00; and

•	the debt value which results in a debt service coverage ratio for any calculation period being 1.25 to 1.00.

The field life coverage ratio means, for any calculation date, the ratio of (i) the net present value of cash flow available for debt service from the calculation date until the last abandonment date, to (ii) the aggregate outstanding principal amount of the loans, plus the aggregate undrawn maximum face amount of letters of credit, plus the aggregate unpaid drawings on such calculation date, minus the aggregate credit balance of the cash collateral account on such calculation date. The loan life coverage ratio means, for any calculation date, the ratio of (i) the net present value of the cash flow available for debt service from the calculation date until the maturity date, to (ii) the aggregate principal amount of the loans, plus the aggregate undrawn maximum face amount of letters of credit, plus the aggregate unpaid drawings on such calculation date, minus the aggregate credit balance of the cash collateral account on such calculation date. The debt service coverage ratio means, for any calculation date, the ratio of (i) the cash flow available for debt service for such calculation period, to (ii) the aggregate amount of all principal, interest and fees due and payable under the loan documents during such calculation period.

The amended and restated credit facility matures on the earlier of (i) May 18, 2016 or (ii) the last date of the borrowing base calculation period that immediately precedes the date that the semi-annual report of Standard Bank and the Borrowers determines that the aggregate amount of hydrocarbons to be produced from the borrowing base assets in Turkey are less than 25% of the amount of hydrocarbons to be produced from the borrowing base assets shown in the initial report prepared by Standard Bank and the Borrowers. The amended and restated credit facility bears various letter of credit sub-limits, including among other things, sub-limits of up to (i) $10.0 million, (ii) the aggregate available unused and uncancelled portion of the lenders’ commitments or (iii) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment.

Loans under the amended and restated credit facility accrue interest at a rate of three-month LIBOR plus 5.50% per annum. At May 27, 2011, the Borrowers had borrowed $66.0 million under the amended and restated credit facility and had availability of $9.0 million under the amended and restated credit facility.

The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.75% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the amended and restated credit facility, and (b) 1.65% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the amended and restated credit facility, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to Standard Bank or (b) 5.50% for all other letters of credit.

The amended and restated credit facility is secured by a pledge of (i) the local collection accounts and offshore collection accounts of each of the Borrowers, (ii) the receivables payable to each of the Borrowers, (iii) the shares of each Borrower, (iv) the hydrocarbon licenses owned by the Borrowers in Turkey and (v) substantially all of the present and future assets of the Borrowers.

The Borrowers are required to maintain certain ratios under the amended and restated credit facility’s financial covenants during the four most recently completed fiscal quarters occurring on or after March 31, 2011. These financial covenants require each of the Borrowers to maintain a:

•	ratio of combined current assets to combined current liabilities of not less than 1.10 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to aggregate amounts payable under the amended and restated credit facility of not less than 1.50 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to interest expense of not less than 4.00 to 1.00; and

•	ratio of total debt to EBITDAX of less than 2.50 to 1.00.

The amended and restated credit facility defines EBITDAX as net income (excluding extraordinary items) plus, to the extent deducted in calculating such net income, (i) interest expense (excluding interest paid-in-kind, or non cash interest expense and interest incurred on certain subordinated intercompany debt or interest on equity recapitalized into subordinated debt), (ii) income tax expense, (iii) depreciation, depletion and amortization expense, (iv) amortization of intangibles and organization costs, (v) any extraordinary, unusual or non-recurring non-cash expenses or losses, (vi) expenses incurred in connection with oil and gas exploration activities entered into in the ordinary course of business (including related drilling, completion, geological and geophysical costs), (vii) transaction costs, expenses and fees incurred in connection with the negotiation, execution and delivery of the amended and restated credit facility and the related loan documents, and (vii) any other non-cash charges (including dry hole expenses and seismic expenses, to the extent such expenses would be capitalized), minus, to the extent included in calculating net income, (a) any extraordinary, unusual or non-recurring income or gains (including, gains on the sales of assets outside of the ordinary course of business) and (b) any other non-cash income or gains.

Pursuant to the terms of the amended and restated credit facility, until amounts under the amended and restated credit facility are repaid, each of the Borrowers shall not, and shall cause each of its subsidiaries not to, in each case subject to certain exceptions (i) incur indebtedness or create any liens, (ii) enter into any agreements that prohibit the ability of any Borrower or its subsidiaries to create any liens, (iii) enter into any merger, consolidation or amalgamation, liquidate or dissolve, (iv) dispose of any property or business, (v) pay any dividends, distributions or similar payments to shareholders, (vi) make certain types of investments, (vii) enter into any transactions with an affiliate, (viii) enter into a sale and leaseback arrangement, (ix) engage in any business or business activity, own any assets or assume any liabilities or obligations except as necessary in connection with, or reasonably related to, its business as an oil and gas exploration and production company or operate or carry on business in any jurisdiction outside of Turkey or its jurisdiction of formation, (x) change its organizational documents, (xi) permit its fiscal year to end on a day other than December 31st or change its method of determining fiscal quarters, or alter the accounting principles it uses, (xii) modify certain hydrocarbon licenses and agreements or material contracts, (xiii) enter into any hedge agreement for speculative purposes or (xiv) open or maintain new deposit, securities or commodity accounts.

An event of default under the amended and restated credit facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or any Guarantor or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or Guarantor; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the amended and restated credit facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis. Provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

If an event of default shall occur and be continuing, all loans under the amended and restated credit facility will bear an additional interest rate of 2.00% per annum. In the case of an event of default upon bankruptcy or insolvency, all amounts payable under the amended and restated credit facility become immediately due and payable. In the case of any other event of default, all amounts due under the amended and restated credit facility may be accelerated by the lenders or the administrative agent. Borrowers have certain rights to cure an event of default arising from a violation of the fixed charge coverage ratio or the interest coverage ratio by obtaining cash equity or loans from us.

Senior Secured Credit Facility. Our wholly-owned subsidiaries, DMLP, TEMI, Talon and TAT, entered into a three-year senior secured credit facility with Standard Bank and BNP Paribas on December 21, 2009. The senior secured credit facility was guaranteed by us and each of Incremental Petroleum (Selmo) Pty. Ltd., TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide. Pursuant to the senior secured credit facility, TEMI entered into costless derivative contracts and three-way collar contracts with Standard Bank and BNP Paribas, which economically hedge the price of oil during 2011 and 2012. At March 31, 2011, we had borrowed $33.0 million and had availability of $4.0 million under the senior secured credit facility. On May 18, 2011, we amended and restated the senior secured credit facility.

Short-Term Secured Credit Agreement. On August 25, 2010, TransAtlantic Worldwide entered into a short-term secured credit agreement with Standard Bank, pursuant to which TransAtlantic Worldwide could borrow up to $30.0 million from Standard Bank. The short-term secured credit agreement was guaranteed by us and by each of TransAtlantic Petroleum (USA) Corp., Amity and

Petrogas. The purpose of the short-term secured credit agreement was to finance a portion of the purchase price for the shares of Amity and Petrogas.

Borrowings under the short-term secured credit agreement accrued interest from August 25, 2010 to September 30, 2010 and every thirty days thereafter at a rate of LIBOR plus the applicable margin. The applicable margin equaled 3.75% for interest that accrued before November 23, 2010, 4.00% for interest that accrued on or after November 23, 2010 and before February 20, 2011, and 4.25% for interest that accrued on or after February 20, 2011 and before May 25, 2011. TransAtlantic Worldwide borrowed an aggregate of $30.0 million under the short-term secured credit agreement. We repaid the loan in full on May 24, 2011, at which time the short-term secured credit agreement was terminated.

Dalea Credit Agreement. On June 28, 2010, we entered into a credit agreement with Dalea. The purpose of the credit agreement was (i) to fund the acquisition of all of the shares of Amity and Petrogas, and (ii) for general corporate purposes. On May 18, 2011, we entered into a first amendment to the credit agreement with Dalea to extend the maturity date and increase the interest rate.

Pursuant to the credit agreement, as amended, the aggregate unpaid principal balance, together with all accrued but unpaid interest and other costs, expenses or charges payable under the credit agreement are due and payable upon the earlier of (i) December 31, 2011, or (ii) the occurrence of an event of default and a demand for payment by Dalea. Amounts due under the credit agreement accrue interest at a rate of three-month LIBOR plus 5.50% per annum beginning on May 1, 2011, to be adjusted monthly on the first day of each month. Prior to May 1, 2011, amounts due under the credit agreement accrued interest at a rate of three-month LIBOR plus 2.50% per annum. In addition, we are required to pay all accrued interest in arrears on the last day of each month until the date of repayment and at any time that the principal balance is due and payable. We may prepay the amounts due under the credit agreement at any time before maturity without penalty.

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

At March 31, 2011, we had borrowed $73.0 million under the Dalea credit agreement. No further borrowings are permitted under the Dalea credit agreement.

Viking Drilling Note. On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which is comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig. Under the terms of the amended and restated note, interest is payable monthly at a floating rate of LIBOR plus 6.25%, and the amended and restated note is due and payable August 1, 2012. The amended and restated note is secured by the I-13 and I-14 drilling rigs and associated equipment. At March 31, 2011, the outstanding balance under this note was $6.5 million.

Viking International Equipment Loan. On July 21, 2010 and December 30, 2010, Viking International entered into a secured credit agreement with a Turkish bank to fund the purchase of vehicles. The credit agreement has a term of 48 months and matures on July 20, 2014, bears interest at an annual rate of 3.84% and is secured by the vehicles purchased with the proceeds of the loan. There is no further availability under the credit agreement. At March 31, 2011, Viking International had borrowed $2.9 million under the credit agreement.

TEMI Credit Agreement. TEMI is a party to unsecured non-interest bearing stand-by credit agreements with a Turkish bank. At March 31, 2011, there were outstanding borrowings of 240,000 Turkish Lira (approximately $155,000), bank guarantees totaling 958,000 Turkish Lira (approximately $613,000) and $690,000 (approximately 1.1 million Turkish Lira) primarily related to TEMI’s Istanbul office lease under these lines.

Contractual Obligations

The following table presents our contractual obligations at March 31, 2011:

		Payments Due by Year
	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Leases and other	$13,086	$3,126	$3,313	$1,732	$1,041	$1,005	$2,869
Contracts	36,550	31,050	5,500	—	—	—	—
Permits	32,880	19,880	13,000	—	—	—	—

	$82,516	$54,056	$21,813	$1,732	$1,041	$1,005	$2,869

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2011.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: market prices for natural gas, natural gas liquids and oil products; estimates of reserves and economic assumptions; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; economic conditions in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes and receipt of required approvals, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; and the other factors discussed in other documents that we file with or furnish to the Securities and Exchange Commission (“SEC”). The impact of any one factor on a particular forward-looking statement is not determinable with certainty, as such factors are interdependent upon other factors. In that regard, any statements as to future natural gas or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; cash flows; uses of cash flows; collectability of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements.

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

During the first quarter of 2011, there were no material changes in market risk exposures that would affect the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. The following tables set forth our outstanding derivatives contracts with respect to future crude oil production as of March 31, 2011:

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	April 1, 2011 — December 31, 2011	1,060	$64.39	$101.32	$(6,229)
Collar	January 1, 2012 — December 31, 2012	960	$64.69	$106.98	(3,908)

					$(10,137)

	Period	Quantity (Bbl/day)	Collar		Additional Call	Estimated Fair Value of Liability (in thousands)
Type			Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)
Three-way collar contract	April 1, 2011 — December 31, 2011	240	$70.00	$100.00	$129.50	$(1,249)
Three-way collar contract	January 1, 2012 — December 31, 2012	240	$70.00	$100.00	$129.50	(720)

						$(1,969)

Item 4.	Controls and Procedures

Recent Acquisitions

On August 25, 2010, we acquired Amity and Petrogas. For purposes of determining the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting, management has excluded the internal control over financial reporting of Amity and Petrogas from its evaluation of these matters. The acquired businesses represent approximately 21.5% of our consolidated total assets at March 31, 2011 and approximately 2.1% of our consolidated net income for the three months ended March 31, 2011.

On February 18, 2011, we acquired Direct Morocco, Anschutz and Direct Bulgaria. For purposes of determining the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting, management has excluded the internal control over financial reporting of Direct Morocco, Anschutz and Direct Bulgaria from its evaluation of these matters. The acquired businesses represent approximately 6.2% of our consolidated total assets at March 31, 2011 and approximately 0.1% of our consolidated net income for the three months ended March 31, 2011.

Any material change to our internal control over financial reporting due to the acquisition of Amity, Petrogas, Direct Morocco, Anschutz and Direct Bulgaria will be disclosed in our annual report for the year ending December 31, 2011, in which our assessment that encompasses these entities will be included.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2011, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief accounting officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, which excluded the internal control over financial reporting of Amity, Petrogas, Direct Morocco, Anschutz, and Direct Bulgaria, and as a result of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2010, our chief executive officer and chief accounting officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:

On February 23, 2011, we hired Jonathan Grider as our vice president, accounting, in anticipation of the scheduled resignation of Hilda Kouvelis, our former vice president and chief financial officer. Mr. Grider is our chief accounting officer.

During the first quarter of 2011, we initiated the consolidation of our accounting system databases into a single database located in Istanbul, Turkey. This consolidation was completed on May 20, 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the first quarter of 2011, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 1A.	Risk Factors

During the first quarter of 2011, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following:

We depend on a limited number of key personnel who would be difficult to replace.

We depend on the performance of Mr. Mitchell, chairman and chief executive officer, and Gary Mize, president and chief operating officer. The loss of either of Messrs. Mitchell or Mize could negatively impact our ability to execute our strategy. We do not maintain key person life insurance policies on Messrs. Mitchell or Mize.

We will require significant capital to continue our exploration and development activities beyond December 31, 2011.

We may not have sufficient funds to continue our operations beyond December 31, 2011, the maturity date of our short-term credit agreement with Dalea, as amended. If we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations may be materially and adversely affected.

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

As of March 31, 2011, the outstanding principal amount of our debt was $145.8 million. Of this amount, $73.0 million is due by December 31, 2011 under our credit facility with Dalea, as amended. We must generate sufficient amounts of cash to service and repay our debt. Our ability to generate cash will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Future borrowings may not be available to us under our amended and restated senior secured credit facility or from the capital markets in amounts sufficient to pay our obligations as they mature or to fund other liquidity needs. In addition, disruptions in the credit and financial markets can constrain our access to capital and increase its cost. The inability to service, repay or refinance our indebtedness could adversely affect our financial condition and results of operations.

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

Our amended and restated senior secured credit facility and credit agreement with Dalea, as amended, contain various covenants that limit our management’s discretion in the operation of our business and can lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our amended and restated senior secured credit facility with Standard Bank and BNP Paribas or our credit agreement with Dalea may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our amended and restated senior secured credit facility and credit agreement with Dalea contain various covenants that restrict our ability to, among other things:

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

In addition, the amended and restated senior secured credit facility requires us to maintain specified financial ratios and tests. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios required by the amended and restated senior secured credit facility and could result in a default under the senior secured amended and restated credit facility.

An event of default under the amended and restated senior secured credit facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or any Guarantor or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or Guarantor; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the amended and restated senior secured credit facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis. Provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

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

In the event of a default and acceleration of indebtedness under the amended and restated senior secured credit facility or the credit agreement with Dalea, our business, financial condition and results of operations may be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

        On May 10, 2011 and May 20, 2011, the Company and TransAtlantic Worldwide entered into amendments (the “Letter Amendments”) with VEI, effective as of May 10, 2011 and May 19, 2011, respectively, to that certain Letter Agreement, dated as of February 8, 2011, by among the Company, TransAtlantic Worldwide and VEI, as amended by the amendment to the Letter Agreement, effective as of March 18, 2011, the amendment to the Letter Agreement, effective as of April 4, 2011, the amendment to the Letter Agreement, effective as of April 15, 2011, the amendment to the Letter Agreement, effective as of April 23, 2011 and the amendment to the Letter Agreement effective as of April 30, 2011 (as amended, the “Letter Agreement”).

Prior to the Letter Amendments, the Letter Agreement provided that (i) the parties agreed to negotiate in good faith the terms of certain definitive agreements, including agreements to transfer 61.54% of the shares (the “Pinnacle Shares”) of Pinnacle and certain interests from Pinnacle and TBNG in certain exploration licenses and production leases on properties in the Thrace Basin and Gaziantep areas of Turkey, together with associated assets (collectively, the “Assets”), and use reasonable commercial efforts to finalize, execute and deliver them by no later than May 11, 2011, and (ii) until May 11, 2011, the we would not, subject to certain exceptions, directly or indirectly discuss, negotiate with, solicit, initiate or encourage any inquiries, proposals or offers from any person relating directly or indirectly to the acquisition of the Pinnacle Shares or the Assets. The Letter Amendments extended the compliance date for these provisions from May 11, 2011 to June 15, 2011.

Item 6.	Exhibits

2.1	Purchase Agreement, dated January 28, 2011, by and between Direct Petroleum Exploration, Inc., TransAtlantic Worldwide, Ltd. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 28, 2011, filed with the SEC on February 3, 2011).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Registration Rights Agreement, dated February 18, 2011, by and between TransAtlantic Petroleum Ltd. and Direct Petroleum Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2011, filed with the SEC on February 24, 2011).

4.3	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.4	Common Share Purchase Warrants, dated September 1, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 21, 2011).

10.1	Amended and Restated Credit Agreement, dated as of May 18, 2011, by and between DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc and BNP Paribas (Suisse) SA, as joint mandated lead arrangers and joint bookrunners, and Standard Bank Plc as letter of credit issuer, administrative agent, collateral agent and technical agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 19, 2011).

10.2	First Amendment to Credit Agreement, dated May 18, 2011, by and between Dalea Partners, LP and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 19, 2011).

10.3	Amendment to Credit Agreement, dated as of February 28, 2011, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc, as lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2011, filed with the SEC on March 8, 2011).

10.4	Amendment to Credit Agreement, dated as of April 1, 2011, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders as defined in the Credit Agreement, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2011, filed with the SEC on April 6, 2011).

10.5†	Letter Agreement, dated January 31, 2011, by and between TransAtlantic Petroleum Ltd. and Hilda Kouvelis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 28, 2011, filed with the SEC on February 3, 2011).

10.6*	Letter Agreement, dated February 8, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.7*	Amendment to Letter Agreement, dated March 18, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.8*	Amendment to Letter Agreement, dated April 2, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.9*	Amendment to Letter Agreement, dated April 15, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.10*	Amendment to Letter Agreement, dated April 23, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.11*	Amendment to Letter Agreement, dated April 29, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.12*	Amendment to Letter Agreement, dated May 10, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.13*	Amendment to Letter Agreement, dated May 19, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Accounting Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan arrangement.
*	Filed herewith. Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL, 3rd
N. Malone Mitchell, 3rd Chief Executive Officer

By:	/s/ JONATHAN J. GRIDER
Jonathan J. Grider Chief Accounting Officer

Date: May 31, 2011

INDEX TO EXHIBITS

2.1	Purchase Agreement, dated January 28, 2011, by and between Direct Petroleum Exploration, Inc., TransAtlantic Worldwide, Ltd. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 28, 2011, filed with the SEC on February 3, 2011).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Registration Rights Agreement, dated February 18, 2011, by and between TransAtlantic Petroleum Ltd. and Direct Petroleum Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2011, filed with the SEC on February 24, 2011).

4.3	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.4	Common Share Purchase Warrants, dated September 1, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 21, 2011).

10.1	Amended and Restated Credit Agreement, dated as of May 18, 2011, by and between DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc and BNP Paribas (Suisse) SA, as joint mandated lead arrangers and joint bookrunners, and Standard Bank Plc as letter of credit issuer, administrative agent, collateral agent and technical agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 19, 2011).

10.2	First Amendment to Credit Agreement, dated May 18, 2011, by and between Dalea Partners, LP and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 19, 2011).

10.3	Amendment to Credit Agreement, dated as of February 28, 2011, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc, as lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2011, filed with the SEC on March 8, 2011).

10.4	Amendment to Credit Agreement, dated as of April 1, 2011, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders as defined in the Credit Agreement, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2011, filed with the SEC on April 6, 2011).

10.5†	Letter Agreement, dated January 31, 2011, by and between TransAtlantic Petroleum Ltd. and Hilda Kouvelis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 28, 2011, filed with the SEC on February 3, 2011).

10.6*	Letter Agreement, dated February 8, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.7*	Amendment to Letter Agreement, dated March 18, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.8*	Amendment to Letter Agreement, dated April 2, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.9*	Amendment to Letter Agreement, dated April 15, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.10*	Amendment to Letter Agreement, dated April 23, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.11*	Amendment to Letter Agreement, dated April 29, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.12*	Amendment to Letter Agreement, dated May 10, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

10.13*	Amendment to Letter Agreement, dated May 19, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Accounting Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan arrangement.
*	Filed herewith. Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.