Form 10-Q/A
period 2011-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2011-09-07
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-34574

TRANSATLANTIC PETROLEUM LTD.

(Exact name of registrant as specified in its charter)

Bermuda	None
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Akmerkez B Blok Kat 5-6 Nispetiye Caddesi 34330 Etiler, Istanbul, Turkey	None
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

On August 9, 2011, TransAtlantic Petroleum Ltd. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”). The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011 (this “Amendment No. 1”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from the Company’s Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, as amended by this Amendment No. 1, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010;

(ii) Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2011 and 2010;

(iii) Consolidated Statements of Equity for the Six Months Ended June 30, 2011;

(iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010; and

(v) Notes to the Consolidated Financial Statements.

In addition, this Amendment No. 1 is being filed to correct an inadvertent typographical error contained within the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010 in the Form 10-Q. Specifically, the number shown for “Comprehensive Loss” for the three months ended June 30, 2011 was $(32,122) and should have been $(33,122). The revised Consolidated Statements of Operations and Comprehensive Loss are on page 2 of this Amendment No. 1. This Amendment No. 1 is as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date, and except as described above, no other changes have been made to the Form 10-Q.

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

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(U.S. dollars and shares in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oil and natural gas sales	$30,755	$15,836	$59,431	$27,153
Oilfield services	4,754	2,768	8,274	3,843

Total revenues	35,509	18,604	67,705	30,996
Costs and expenses:
Production	4,156	4,697	8,258	8,886
Exploration, abandonment and impairment	4,463	4,149	11,695	8,422
Seismic and other exploration	939	2,273	2,428	2,668
Oilfield services costs	5,725	1,701	10,786	4,416
Revaluation of contingent consideration	1,250	—	1,250	—
General and administrative	10,246	6,774	20,502	12,553
Depreciation, depletion and amortization	12,797	4,243	21,088	7,232
Accretion of asset retirement obligations	338	59	552	105

Total costs and expenses	39,914	23,896	76,559	44,282

Operating loss	(4,405)	(5,292)	(8,854)	(13,286)
Other income (expense):
Interest and other expense	(3,695)	(654)	(7,471)	(1,180)
Interest and other income	200	126	396	140
Gain (loss) on commodity derivative contracts	154	3,034	(9,157)	3,637
Foreign exchange loss	(75)	(348)	(560)	(481)

Total other income (expense)	(3,416)	2,158	(16,792)	2,116

Loss before income taxes	(7,821)	(3,134)	(25,646)	(11,170)
Current income tax expense	(2,268)	(1,943)	(4,979)	(3,003)
Deferred income tax benefit	1,141	468	3,321	686

Loss from continuing operations	(8,948)	(4,609)	(27,304)	(13,487)
Loss from discontinued operations, net of taxes	(11,648)	(11,825)	(15,898)	(14,287)

Net loss	$(20,596)	$(16,434)	$(43,202)	$(27,774)
Other comprehensive loss
Foreign currency translation adjustment	(12,526)	(5,504)	(10,227)	(7,461)

Comprehensive loss	$(33,122)	$(21,938)	$(53,429)	$(35,235)

Net loss per common share:
Basic and diluted net loss per common share
From continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.04)
From discontinued operations	$(0.03)	$(0.04)	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding	351,165	304,597	346,181	303,989

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

Item 6.	Exhibits

2.1	Share Purchase Agreement, dated April 23, 2011, by and between Mustafa Mehmet Corporation and TransAtlantic Worldwide, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011).

2.2	First Amendment to Share Purchase Agreement, dated June 6, 2011, by and between Mustafa Mehmet Corporation and TransAtlantic Worldwide, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011).

2.3	Multi-Party Agreement, dated June 6, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd., Valeura Energy, Inc., Valeura Energy (Netherlands) Coöperatief UA, Pinnacle Turkey Holding Company, LLC, Thrace Basin Natural Gas Turkiye Corporation, Pinnacle Turkey, Inc. and Corporate Resources B.V. (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Registration Rights Agreement, dated February 18, 2011, by and between TransAtlantic Petroleum Ltd. and Direct Petroleum Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2011, filed with the SEC on February 24, 2011).

4.3	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.4

Common Share Purchase Warrant, dated September 1, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 21, 2011).

10.1	Amended and Restated Credit Agreement, dated as of May 18, 2011, by and between DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc and BNP Paribas (Suisse) SA, as joint mandated lead arrangers and joint bookrunners, and Standard Bank Plc as administrative agent, collateral agent and technical agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 19, 2011).

10.2	First Amendment to Credit Agreement, dated May 18, 2011, by and between Dalea Partners, LP and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 19, 2011).

10.3	Amendment to Credit Agreement, dated as of April 1, 2011, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders as defined in the Credit Agreement, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2011, filed with the SEC on April 6, 2011).

10.4	Amendment to Letter Agreement, dated April 2, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.5	Amendment to Letter Agreement, dated April 15, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.6	Amendment to Letter Agreement, dated April 23, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.7	Amendment to Letter Agreement, dated April 29, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.8	Amendment to Letter Agreement, dated May 10, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.9	Amendment to Letter Agreement, dated May 19, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.10	Escrow Agreement, dated June 6, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd., Pinnacle Turkey Holding Company, LLC, Valeura Energy (Netherlands) Coöperatief UA, Mustafa Mehmet Corporation and American Escrow Company (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011).

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 13, 2011, filed with the SEC on July 19, 2011).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL, 3rd
N. Malone Mitchell, 3rd Chief Executive Officer

By:	/S/ WIL F. SAQUETON
Wil F. Saqueton Chief Financial Officer

Date: September 7, 2011

INDEX TO EXHIBITS

2.1	Share Purchase Agreement, dated April 23, 2011, by and between Mustafa Mehmet Corporation and TransAtlantic Worldwide, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011).

2.2	First Amendment to Share Purchase Agreement, dated June 6, 2011, by and between Mustafa Mehmet Corporation and TransAtlantic Worldwide, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011).

2.3	Multi-Party Agreement, dated June 6, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd., Valeura Energy, Inc., Valeura Energy (Netherlands) Coöperatief UA, Pinnacle Turkey Holding Company, LLC, Thrace Basin Natural Gas Turkiye Corporation, Pinnacle Turkey, Inc. and Corporate Resources B.V. (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

4.1	Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Registration Rights Agreement, dated February 18, 2011, by and between TransAtlantic Petroleum Ltd. and Direct Petroleum Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2011, filed with the SEC on February 24, 2011).

4.3	Common Share Purchase Warrant, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.4	Common Share Purchase Warrant, dated September 1, 2010, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 21, 2011).

10.1	Amended and Restated Credit Agreement, dated as of May 18, 2011, by and between DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and Standard Bank Plc and BNP Paribas (Suisse) SA, as joint mandated lead arrangers and joint bookrunners, and Standard Bank Plc as administrative agent, collateral agent and technical agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 19, 2011).

10.2	First Amendment to Credit Agreement, dated May 18, 2011, by and between Dalea Partners, LP and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 19, 2011).

10.3	Amendment to Credit Agreement, dated as of April 1, 2011, by and among TransAtlantic Worldwide, Ltd., as borrower, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., Amity Oil International Pty Limited and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., as guarantors, the lenders as defined in the Credit Agreement, and Standard Bank Plc, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2011, filed with the SEC on April 6, 2011).

10.4	Amendment to Letter Agreement, dated April 2, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.5	Amendment to Letter Agreement, dated April 15, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.6	Amendment to Letter Agreement, dated April 23, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.7	Amendment to Letter Agreement, dated April 29, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.8	Amendment to Letter Agreement, dated May 10, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.9	Amendment to Letter Agreement, dated May 19, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and Valeura Energy Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 31, 2011).

10.10	Escrow Agreement, dated June 6, 2011, by and between TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd., Pinnacle Turkey Holding Company, LLC, Valeura Energy (Netherlands) Coöperatief UA, Mustafa Mehmet Corporation and American Escrow Company (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011).

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 13, 2011, filed with the SEC on July 19, 2011).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.