Form 10-Q
period 2012-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2012-08-14
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 10, 2012, the registrant had 368,167,826 common shares outstanding.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,879	$15,116
Accounts receivable
Oil and natural gas sales, net	28,649	23,459
Joint interest	11,628	12,243
Other	7,377	6,992
Related party	430	—
Prepaid and other current assets	9,665	8,810
Deferred income taxes	1,712	2,124
Assets held for sale	2,098	128,117

Total current assets	89,438	196,861

Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	198,090	174,577
Unproved	79,456	70,180
Equipment and other property	34,510	40,403

	312,056	285,160
Less accumulated depreciation, depletion and amortization	(69,143)	(49,436)

Property and equipment, net	242,913	235,724
Other long-term assets:
Other assets	3,336	4,673
Note receivable – related party	11,500	—
Goodwill	8,902	8,514

Total other assets	23,738	13,187

Total assets	$356,089	$445,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,929	$25,733
Accounts payable — related party	17,217	323
Accrued liabilities	28,851	16,450
Loans payable	—	7,732
Loan payable — related party	—	73,000
Derivative liabilities	1,180	3,716
Asset retirement obligations	3,303	3,031
Liabilities held for sale — related party	—	3,677
Liabilities held for sale	9,372	23,037

Total current liabilities	76,852	156,699
Long-term liabilities:
Asset retirement obligations	10,438	10,503
Accrued liabilities	5,181	5,503
Deferred income taxes	17,485	15,508
Loan payable	32,766	78,000
Derivative liabilities	1,775	3,355

Total long-term liabilities	67,645	112,869

Total liabilities	144,497	269,568
Commitments and contingencies
Shareholders’ equity:
Common shares, $0.01 par value, 1,000,000,000 shares authorized; 366,541,572 shares issued and outstanding as of June 30, 2012 and 365,790,492 shares issued and outstanding as of December 31, 2011	3,665	3,658
Additional paid-in capital	536,663	534,117
Accumulated other comprehensive loss	(35,896)	(50,615)
Accumulated deficit	(292,840)	(310,956)

Total shareholders’ equity	211,592	176,204

Total liabilities and shareholders’ equity	$356,089	$445,772

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(U.S. dollars and shares in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Oil and natural gas sales	$31,876	$30,755	$66,537	$59,431
Other	652	844	926	1,247

Total revenues	32,528	31,599	67,463	60,678
Costs and expenses:
Production	5,032	4,156	8,667	8,258
Exploration, abandonment and impairment	6,884	4,463	9,680	11,695
Seismic and other exploration	768	1,725	1,432	3,977
Revaluation of contingent consideration	—	1,250	—	1,250
General and administrative	9,613	9,319	19,361	18,404
Depreciation, depletion and amortization	9,434	8,477	18,603	13,107
Accretion of asset retirement obligations	163	338	415	552

Total costs and expenses	31,894	29,728	58,158	57,243

Operating income	634	1,871	9,305	3,435
Other income (expense):
Interest and other expense	(2,018)	(3,560)	(5,277)	(7,157)
Interest and other income	348	177	621	334
Gain (loss) on commodity derivative contracts	14,304	154	1,869	(9,157)
Foreign exchange (loss) gain	(1,344)	165	2,928	169

Total other income (expense)	11,290	(3,064)	141	(15,811)

Income (loss) from continuing operations before income taxes	11,924	(1,193)	9,446	(12,376)
Current income tax expense	(422)	(1,124)	(2,442)	(3,662)
Deferred income tax (expense) benefit	(3,642)	461	(1,783)	2,335

Net income (loss) from continuing operations	7,860	(1,856)	5,221	(13,703)
Loss from discontinued operations before income taxes	(5,969)	(17,293)	(6,146)	(26,377)
Gain on disposal of discontinued operations	27,214	—	27,214	—
Income tax provision	(6,193)	(666)	(8,173)	(890)

Net income (loss) from discontinued operations	15,052	(17,959)	12,895	(27,267)
Net income (loss)	$22,912	$(19,815)	$18,116	$(40,970)
Other comprehensive income (loss):
Foreign currency translation adjustment	345	(14,812)	14,719	(12,513)

Comprehensive income (loss)	$23,257	$(34,627)	$32,835	$(53,483)

Net income (loss) per common share:
Basic net income (loss) per common share:
Continuing operations	$0.02	$(0.01)	$0.01	$(0.04)
Discontinued operations	$0.04	$(0.05)	$0.04	$(0.08)
Weighted average common shares outstanding	366,536	351,165	366,486	346,181
Diluted net income (loss) per common share:
Continuing operations	$0.02	$(0.01)	$0.01	$(0.04)
Discontinued operations	$0.04	$(0.05)	$0.04	$(0.08)
Weighted average common and common equivalent shares outstanding	368,855	351,165	368,288	346,181

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

(Unaudited)

(U.S. dollars and shares in thousands)

	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2011	365,790	$3,658	$534,117	$(50,615)	$(310,956)	$176,204
Exercise of stock options	600	6	594	—	—	600
Issuance of restricted stock units	152	1	(1)	—	—	—
Tax withholding on restricted stock units	—	—	(158)	—	—	(158)
Share-based compensation	—	—	2,111	—	—	2,111
Foreign currency translation adjustments	—	—	—	14,719	—	14,719
Net income attributable to common shareholders	—	—	—	—	18,116	18,116

Balance at June 30, 2012	366,542	$3,665	$536,663	$(35,896)	$(292,840)	$211,592

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)

	For the Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$18,116	$(40,970)
Adjustment for net (income) loss from discontinued operations	(12,895)	27,267

Net income (loss) from continuing operations	5,221	(13,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	1,103	957
Foreign currency loss (gain)	1,972	(552)
Unrealized (gain) loss on commodity derivative contracts	(4,116)	6,564
Amortization of loan financing costs	645	1,252
Deferred income tax expense (benefit)	1,783	(2,335)
Amortization of warrants — related party	—	1,971
Exploration, abandonment and impairment	7,464	8,457
Depreciation, depletion and amortization	18,603	13,107
Accretion of asset retirement obligations	415	552
Loss on revaluation of contingent consideration	—	1,250
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,527)	8,904
Prepaid expenses and other assets	2,060	(5,180)
Accounts payable and accrued liabilities	23,336	14,019

Net cash provided by operating activities from continuing operations	46,959	35,263
Net cash used in operating activities from discontinued operations	(34,638)	(17,173)

Net cash provided by operating activities	12,321	18,090
Investing activities:
Acquisitions, net of cash	—	(747)
Additions to oil and natural gas properties	(27,937)	(30,332)
Additions to equipment and other properties	(2)	(958)
Restricted cash	1,059	—

Net cash used in investing activities from continuing operations	(26,880)	(32,037)
Net cash provided by (used in) investing activities from discontinued operations	154,871	(792)

Net cash provided by (used in) investing activities	127,991	(32,829)
Financing activities:
Exercise of stock options and warrants	600	446
Tax withholding on restricted stock units	(158)	—
Loan proceeds	9,974	11,228
Loan proceeds—related party	11,000	—
Loan repayment	(62,923)	(3,044)
Loan financing costs	(250)	—
Loan repayment—related party	(84,000)	—

Net cash (used in) provided by financing activities from continuing operations	(125,757)	8,630
Net cash used in financing activities from discontinued operations	(2,180)	(2,214)

Net cash (used in) provided by financing activities	(127,937)	6,416
Effect of exchange rate changes on cash	388	(49)
Net increase (decrease) in cash and cash equivalents	12,763	(8,372)
Cash and cash equivalents, beginning of year	15,116	34,676

Cash and cash equivalents, end of period	$27,879	$26,304

Supplemental disclosures:
Cash paid for interest	$4,459	$4,083

Cash paid for income taxes	$2,485	$2,259

Supplemental non-cash investing and financing activities:
Note receivable—related party from sale of oilfield services business	11,500	—
Issuance of common shares for acquisitions	—	66,037
Repayment of short-term credit facility from refinancing	—	30,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey, Bulgaria and Romania. As of June 30, 2012, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell, 3rd, the chairman of our board of directors and chief executive officer.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in these notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of TransAtlantic at June 30, 2012 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

Out-of-period adjustments

During the three months ended June 30, 2012, we identified and corrected errors that originated in prior periods that were not material to our consolidated financial statements for the three and six months ended June 30, 2012, the three months ended March 31, 2012 and the year ended December 31, 2011.

These errors consisted mainly of accrued liabilities that should have been recorded in prior periods of approximately $2.4 million ($1.7 million related to our continuing operations and $0.7 million related to our discontinued operations) and approximately $3.3 million ($2.6 million related to our continuing operations and $0.7 million related to our discontinued operations) for the three and six months periods ended June 30, 2012.

2. Change to going concern assumption

As a result of recurring losses from operations and a working capital deficiency at March 31, 2012, we stated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 that there was substantial doubt regarding our ability to continue as a going concern. At that time, we stated that should we be unable to consummate the sale of our oilfield services business, raise additional financing or extend the maturity date of our credit agreement with Dalea Partners, LP (“Dalea”, an affiliate of Mr. Mitchell), we would not have sufficient funds to continue operations beyond June 30, 2012.

On June 13, 2012, we closed the sale of our oilfield services business, which was substantially comprised of our wholly owned subsidiaries Viking International Limited (“Viking International”) and Viking Geophysical Services, Ltd. (“Viking Geophysical”), to a joint venture owned by Dalea and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $167.2 million, consisting of approximately $155.7 million in cash, subject to a net working capital adjustment, and a $11.5 million promissory note from Dalea. We used a portion of the net proceeds from the sale to pay off our $73.0 million credit agreement with Dalea, our $11.0 million credit facility with Dalea, our $0.9 million promissory note with Viking Drilling, LLC (“Viking Drilling”), and our $1.8 million credit agreement with a Turkish bank. In addition, we used a portion of the net proceeds from the sale to pay down approximately $45.2 million in outstanding indebtedness under our amended and restated senior secured credit facility with Standard Bank Plc and BNP Paribas (Suisse) SA (the “Amended and Restated Credit Facility”).

As of June 30, 2012, we had no short-term debt and availability of $44.7 million under our Amended and Restated Credit Facility. In addition, at June 30, 2012, we had net working capital of $19.9 million, excluding assets and liabilities held for sale. As a result, management believes that the conditions that led to the substantial doubt about our ability to continue as a going concern at December 31, 2011 no longer exist at June 30, 2012.

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

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

4. Pro forma results of operations

The following table presents our unaudited pro forma results of operations as though the acquisitions of Direct Petroleum Morocco, Inc. (“Direct Morocco”), Anschutz Morocco Corporation (“Anschutz”), Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”) and Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) had occurred as of January 1, 2011 (see our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of these acquisitions):

	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
	(in thousands, except per share data)
Total revenues	$38,935	$74,587
Income (loss) from continuing operations before income taxes	741	(9,049)
Loss from continuing operations	(309)	(11,041)
Loss from discontinued operations	(18,577)	(28,472)
Net loss	(18,886)	(39,513)
Net loss per common share from continuing operations:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Net loss per common share from discontinued operations:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

5. Discontinued operations

Discontinued operations in Morocco

On June 27, 2011, we decided to discontinue our operations in Morocco. We have transferred our oilfield services equipment from Morocco to Turkey and have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented.

Discontinued operations of oilfield services business

On June 13, 2012, we closed the sale of our oilfield services business, which was substantially comprised of our wholly owned subsidiaries Viking International and Viking Geophysical, to a joint venture owned by Dalea and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $167.2 million, consisting of approximately $155.7 million in cash, subject to a net working capital adjustment, and a $11.5 million promissory note from Dalea. The transaction was approved by a special committee of our board of directors after the receipt of a fairness opinion solely for the benefit of the special committee, which was subject to certain assumptions and limitations as provided in such opinion. The promissory note is payable five years from the date of issuance or earlier upon the occurrence of certain specified events, including an initial public offering by the joint venture. Upon the consummation of an initial public offering by the joint venture and the prior approval of Dalea, we can elect to convert the outstanding balance of the promissory note, including accrued interest, into the number of shares offered in the initial public offering equal to such outstanding balance divided by the per share purchase price paid by the public in the initial public offering. The promissory note bears interest at a rate of 3.0% per annum and is guaranteed by Mr. Mitchell. We used a portion of the net proceeds from the sale to pay off our $73.0 million credit agreement with Dalea, our $11.0 million credit facility with Dalea, our $0.9 million promissory note with Viking Drilling and our $1.8 million credit agreement with a Turkish bank. In addition, we used a portion of the net proceeds from the sale of our oilfield services business to pay down approximately $45.2 million in outstanding indebtedness under our Amended and Restated Credit Facility. We have presented the oilfield services segment operating results as discontinued operations for all periods presented.

The assets and liabilities held for sale at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Cash	$164	$1,185
Receivables, net	—	8,098
Property and equipment, net	408	114,523
Other assets	1,526	4,311

Total assets held for sale	$2,098	$128,117

Accrued expenses and other liabilities	$9,372	$23,037
Liabilities held for sale—related party	—	3,677

Total liabilities held for sale	$9,372	$26,714

Our operating results from discontinued operations for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total revenues	$9,620	$4,049	$19,904	$7,214
Total costs and expenses	(15,757)	(20,894)	(25,283)	(32,439)
Total other income (expense)	168	(448)	(767)	(1,152)

Loss from discontinued operations before income taxes	(5,969)	(17,293)	(6,146)	(26,377)
Gain on disposal of discontinued operations	27,214	—	27,214	—
Income tax provision	(6,193)	(666)	(8,173)	(890)

Net income (loss) from discontinued operations	$15,052	$(17,959)	$12,895	$(27,267)

6. Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. We record goodwill from acquisitions where we anticipate access to potential exploration and production opportunities. All of our goodwill is attributable to our Turkey operating segment. Our goodwill at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Goodwill at beginning of period	$8,514	$10,341
Foreign exchange change effect	388	(1,827)

Goodwill at end of period	$8,902	$8,514

7. Property and equipment

Oil and natural gas properties

The	following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties:

	June 30, 2012	December 31, 2011
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$195,827	$172,886
Bulgaria	2,263	1,691

Total oil and natural gas properties, proved	198,090	174,577
Oil and natural gas properties, unproved:
Turkey	79,456	70,180

Gross oil and natural gas properties	277,546	244,757
Accumulated depletion	(63,101)	(45,327)

Net oil and natural gas properties	$214,445	$199,430

At June 30, 2012 and December 31, 2011, we excluded $13.3 million and $7.1 million, respectively, from the depletion calculation for proved development wells currently in progress and for fields currently not in production.

At June 30, 2012, our oil and natural gas properties were comprised of $53.6 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $68.1 million relating to exploratory well costs and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

At December 31, 2011, our oil and natural gas properties were comprised of $61.8 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $60.4 million relating to exploratory well costs and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

During the six months ended June 30, 2012, we incurred approximately $10.3 million in exploratory drilling costs, of which $3.5 million was charged to earnings (included in exploration, abandonment and impairment expense) and $6.8 million remained capitalized at June 30, 2012. No exploratory well costs were reclassified to proved properties in the second quarter of 2012. Uncertainties affect the recoverability of costs of our oil and natural gas properties, as the recovery of the costs are dependent upon us maintaining licenses in good standing and achieving commercial production or sale.

We recorded $1.5 million in impairment charges on our proved properties during the six months ended June 30, 2012 primarily due to downward revisions in natural gas reserves in our Alpullu field. No impairment was recorded during the six months ended June 30, 2011.

As of June 30, 2012, we had $5.5 million of exploratory well costs capitalized for the Pancarkoy-1 well, which we began drilling in the fourth quarter of 2010. After the second fracture stimulation of the Pancarkoy-1 well, commercial natural gas production could not be sustained due to the high amount of water production. A third fracture stimulation of the Pancarkoy-1 well was performed in April 2012, but commercial production could not be sustained due to high water production. We expect to further test the Pancarkoy-1 well in the third quarter of 2012, and further fracture stimulation will depend on the outcome of the conventional test results. In June 2012, a partial write-off of exploratory well costs was made, with only the sidetrack wellbore costs remaining capitalized. The following table summarizes the costs related to this well:

	Year Ended December 31,		Six Months Ended June 30, 2012	Partial Write-Off	Total at June 30, 2011

	2010	2011
		(in thousands)
Pancarkoy-1 well initial re-entry and fracture stimulation (Ceylan and Mezardere formations)	$788	$4,867	$1,917	$(2,052)	$5,520

Total capitalized costs	$788	$4,867	$1,917	$(2,052)	$5,520

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Other equipment	$3,290	$6,351
Inventory	19,400	20,471
Gas gathering system and facilities	5,299	6,822
Vehicles	163	1,001
Office equipment and furniture	6,358	5,758

Gross equipment and other property	34,510	40,403
Accumulated depreciation	(6,042)	(4,109)

Net equipment and other property	$28,468	$36,294

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well. During the six months ended June 30, 2012, we recorded a write-down of inventory of $1.2 million as a result of book to physical variances identified in inventory counts at June 30, 2012.

At June 30, 2012, we excluded $0.1 million of other equipment and $19.4 million of inventory from depreciation, as the equipment and inventory had not been placed into service.

At December 31, 2011, we excluded $0.5 million of other equipment, $20.5 million of inventory and $1.8 million of gas gathering system and facilities from depreciation as the equipment, inventory and system had not been placed into service.

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

For the three months ended June 30, 2012, we recorded a net gain on commodity derivative contracts of approximately $14.3 million consisting of a $15.1 million unrealized gain related to changes in fair value and a $0.8 million realized loss for settled contracts. For the six months ended June 30, 2012, we recorded a net gain on commodity derivative contracts of $1.9 million, consisting of a $4.1 million unrealized gain related to changes in fair value and a $2.2 million realized loss for settled contracts.

For the three months ended June 30, 2011, we recorded a net gain on commodity derivative contracts of approximately $0.1 million consisting of a $2.0 million unrealized gain related to changes in fair value and a $1.9 million realized loss for settled contracts. For the six months ended June 30, 2011, we recorded a net loss on commodity derivative contracts of $9.2 million, consisting of a $6.6 million unrealized loss related to changes in fair value and a $2.6 million realized loss for settled contracts.

At June 30, 2012 and December 31, 2011, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of June 30, 2012

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Asset (Liability)
					(in thousands)
Collar	July 1, 2012—December 31, 2012	960	$64.69	$106.98	$(278)
Collar	January 1, 2013—December 31, 2013	400	$75.00	$125.50	148
Collar	January 1, 2014—December 31, 2014	380	$75.00	$124.25	172

					$42

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	July 1, 2012—December 31, 2012	240	$70.00	$100.00	$129.50	$(127)
Three-way collar contract	July 1, 2012—December 31, 2012	205	$85.00	$97.13	$162.13	(119)
Three-way collar contract	January 1, 2013—December 31, 2013	831	$85.00	$97.13	$162.13	(1,297)
Three-way collar contract	January 1, 2014—December 31, 2014	726	$85.00	$97.13	$162.13	(662)
Three-way collar contract	January 1, 2015—December 31, 2015	1,016	$85.00	$91.88	$151.88	(792)

						$(2,997)

Fair Value of Derivative Instruments as of December 31, 2011

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Asset (Liability)
					(in thousands)
Collar	January 1, 2012—December 31, 2012	960	$64.69	$106.98	$(2,529)
Collar	January 1, 2013—December 31, 2013	400	$75.00	$125.50	(116)
Collar	January 1, 2014—December 31, 2014	380	$75.00	$124.25	12

					$(2,633)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	January 1, 2012—December 31, 2012	240	$70.00	$100.00	$129.50	$(764)
Three-way collar contract	January 1, 2012—March 31, 2012	350	$85.00	$118.88	$138.13	(7)
Three-way collar contract	April 1, 2012—June 30, 2012	350	$85.00	$116.25	$137.38	(35)
Three-way collar contract	July 1, 2012—December 31, 2012	205	$85.00	$97.13	$162.13	(381)
Three-way collar contract	January 1, 2013—December 31, 2013	831	$85.00	$97.13	$162.13	(1,985)
Three-way collar contract	January 1, 2014—December 31, 2014	726	$85.00	$97.13	$162.13	(626)
Three-way collar contract	January 1, 2015—December 31, 2015	1,016	$85.00	$91.88	$151.88	(640)

						$(4,438)

9. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations for the six months ended June 30, 2012 and for the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Asset retirement obligations at beginning of period	$13,534	$6,943
Acquisitions	—	6,480
Change in estimates	(1,226)	512
Liabilities settled	—	(195)
Foreign exchange change effect	603	(2,524)
Additions	415	1,176
Accretion expense	415	1,142

Asset retirement obligations at end of period	13,741	13,534
Less: current portion	3,303	3,031

Long-term portion	$10,438	$10,503

10. Third party loans payable

As of the indicated dates, our third-party debt consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Third-Party Floating Rate Debt
Amended and Restated Credit Facility	$32,766	$78,000
Third-Party Fixed Rate Debt
TBNG credit agreement	—	7,732
Viking International equipment loan	—	—	(1)

Total third-party debt	32,766	85,732
Less: short-term third-party debt	—	7,732

Long-term third-party debt	$32,766	$78,000

(1)	$2.1 million outstanding at December 31, 2011 was classified as “Liabilities held for sale”.

Amended and restated senior secured credit facility

On May 18, 2011, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TAT”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayive Ticaret A.Ş. (“Petrogas”) (collectively, and together with Amity Oil International Pty Ltd (“Amity”), the “Borrowers”) entered into the amended and restated credit facility. Each of the Borrowers is our wholly owned subsidiary. In July 2011, Amity executed a joinder agreement and became a borrower under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”).

The borrowing base is re-determined semi-annually on April 1st and October 1st of each year prior to September 30, 2012, and quarterly on January 1st, April 1st, July 1st and October 1st of each year after September 30, 2012. Our borrowing base is currently $77.5 million. In June 2012, we used a portion of the net proceeds from the sale of our oilfield services business to pay down approximately $45.2 million in outstanding indebtedness under the Amended and Restated Credit Facility.

At June 30, 2012, we had borrowed $32.8 million and were in compliance with all material covenants under the Amended and Restated Credit Facility.

TBNG credit agreement

TBNG was a party to an unsecured credit agreement with a Turkish bank. In April 2012, we repaid this loan and terminated the TBNG credit agreement.

Viking International equipment loan

In June 2010, Viking International entered into a secured credit agreement with a Turkish bank. In June 2012, we repaid this loan with proceeds from the sale of our oilfield services business.

11. Related party loans payable

As of the indicated dates, our related-party debt consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Related Party Floating Rate Debt
Dalea credit agreement	$—	$73,000
Dalea credit facility	—	—
Viking Drilling note	—	—	(1)

Total related party debt	—	73,000
Less: short-term related party debt	—	73,000

Long-term related party debt	$—	$—

(1)	$2.9 million outstanding at December 31, 2011 was classified as “Liabilities held for sale—related party”.

Dalea credit agreement

On June 28, 2010, we entered into a credit agreement with Dalea. The purpose of the Dalea credit agreement was (i) to fund the acquisition of all of the shares of Amity and Petrogas, and (ii) for general corporate purposes. On May 18, 2011, we entered into a first amendment to the Dalea credit agreement to extend the maturity date and increase the interest rate to match the interest rate payable under our Amended and Restated Credit Facility. On November 7, 2011, we entered into a second amendment to the Dalea credit agreement to extend the maturity date to the earlier of (i) March 31, 2012 or (ii) the sale of Viking International and Viking Geophysical. On March 15, 2012, we entered into a third amendment to the Dalea credit agreement to extend the maturity date until the earlier of (i) June 30, 2012 or (ii) the later of (x) the closing of the sale of our oilfield services business or (y) two business days after demand by Dalea. In June 2012, we repaid the Dalea credit agreement with proceeds from the sale of our oilfield services business.

Dalea credit facility

On March 15, 2012, TransAtlantic Worldwide, TBNG and TransAtlantic Petroleum Ltd. entered into a $15.0 million credit facility with Dalea to provide us with additional liquidity for general corporate purposes until we completed the sale of Viking. In June 2012, we repaid the Dalea credit facility with proceeds from the sale of our oilfield services business.

Viking Drilling note

In June 2012, we repaid this note with proceeds from the sale of our oilfield services business.

12. Contingencies relating to exploration permits

In the second quarter of 2012, we were notified that the Moroccan government may seek to recover approximately $5.5 million in contractual obligations under our Tselfat exploration permit work program. We have a $1.0 million bank guarantee in place to ensure our performance of the Tselfat exploration permit work program. Although we plan to pursue a settlement with the Moroccan government for a lesser amount, we recorded $5.0 million in accrued liabilities relating to our Tselfat exploration permit during the second quarter of 2012 for this contractual obligation.

In the second quarter of 2012, we were notified that the Bulgarian government may seek to recover approximately $2.0 million in contractual obligations under our Aglen exploration permit work program. Due to the Bulgarian government’s January 2012 ban on fracture stimulation and related activities, we declared force majeure under the terms of the exploration permit. Although we invoked force majeure, we have recorded $2.0 million in general and administrative expense relating to our Aglen exploration permit during the second quarter of 2012 for this contractual obligation.

13. Shareholders’ equity

June 2011 share issuance

On June 7, 2011, we issued 18,500,000 common shares at the acquisition date closing price of $2.05 per share in a private placement to an accredited investor in connection with the acquisition of TBNG.

February 2011 share issuance

On February 18, 2011, we issued 8,924,478 common shares at the acquisition date closing price of $3.15 per share in a private placement to an accredited investor in connection with the acquisition of Direct Morocco, Anschutz and Direct Bulgaria.

Restricted stock units

In connection with the sale of our oilfield services business, we accelerated the vesting of restricted stock units (“RSUs”) for employees of this business. We recognized $1.0 million in share-based compensation expense related to this acceleration during the three and six months ended June 30, 2012. Total share-based compensation expense of approximately $1.6 million and $2.1 million with respect to awards of RSUs was recorded for the three and six months ended June 30, 2012, respectively. We recorded share-based compensation expense of $0.4 million and $1.0 million for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, we had approximately $2.5 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.

Stock option plan

Our Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding awards issued under the Option Plan remained in full force and effect. All options that are presently outstanding under the Option Plan have a five-year term. We did not grant any stock options during the six months ended June 30, 2012 or 2011. At June 30, 2012, all stock options have been fully amortized.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and six months ended June 30, 2012 and 2011 equals net income divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes stock options, RSUs and warrants, whether exercisable or not. The computation of diluted earnings per common share excluded 7,455,206 and 22,213,144 antidilutive common share equivalents from the three months ended June 30, 2012 and 2011, respectively, and 7,464,463 and 22,293,408 antidilutive common share equivalents from the six months ended June 30, 2012 and 2011, respectively.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income (loss) from continuing operations	$7,860	$(1,856)	$5,221	$(13,703)
Net income (loss) from discontinued operations	$15,052	$(17,959)	$12,895	$(27,267)
Basic net income (loss) per common share:
Shares:
Weighted average shares outstanding	366,536	351,165	366,486	346,181

Basic net income (loss) per common share:
Continuing operations	$0.02	$(0.01)	$0.01	$(0.04)

Discontinued operations	$0.04	$(0.05)	$0.04	$(0.08)

Diluted net income (loss) per common share:
Shares:
Weighted average number of common shares outstanding	366,536	351,165	366,486	346,181
Dilutive effect of:
Restricted stock units	2,169	—	1,645	—
Stock options	150	—	157	—

Weighted average common and common equivalent shares outstanding	368,855	351,165	368,288	346,181

Diluted net income (loss) per common share:
Continuing operations	$0.02	$(0.01)	$0.01	$(0.04)

Discontinued operations	$0.04	$(0.05)	$0.04	$(0.08)

Additionally, we had a contingent liability at June 30, 2012 of approximately $10.0 million that is payable in our common shares. At the June 29, 2012 closing price of our common shares, this liability represented 9,259,259 common shares that could be potentially dilutive to future earnings per share calculations.

14. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have three reportable geographic segments: Romania, Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Romania	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended June 30, 2012
Total revenues	$—	$—	$32,444	$84	$32,528
Income (loss) from continuing operations before income taxes	(1,913)	(357)	16,394	(2,200)	11,924
Capital expenditures	$—	$—	$13,760	$—	$13,760
For the three months ended June 30, 2011
Total revenues	$45	$—	$31,427	$127	$31,599
Income (loss) from continuing operations before income taxes	(6,287)	(300)	6,686	(1,292)	(1,193)
Capital expenditures	$22	$—	$14,137	$59	$14,218
For the six months ended June 30, 2012
Total revenues	$—	$—	$67,314	$149	$67,463
Income (loss) from continuing operations before income taxes	(7,352)	(655)	19,853	(2,400)	9,446
Capital expenditures	$—	$—	$27,771	$168	$27,939
For the six months ended June 30, 2011
Total revenues	$92	$—	$60,331	$255	$60,678
Income (loss) from continuing operations before income taxes	(13,834)	(613)	3,382	(1,311)	(12,376)
Capital expenditures	$43	$—	$29,846	$2,148	$32,037
Segment assets
June 30, 2012	$23,412	$178	$326,313	$4,088	$353,991	(1)
December 31, 2011	$2,940	$881	$309,670	$4,164	$317,655	(1)
Goodwill
June 30, 2012	$—	$—	$8,902	$—	$8,902
December 31, 2011	$—	$—	$8,514	$—	$8,514

(1) Excludes assets from our discontinued Moroccan operations and oilfield services business of $2.1 million and $128.1 million at June 30, 2012 and December 31, 2011, respectively.

15. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount at June 30, 2012 and December 31, 2011, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Amended and Restated Credit Facility.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Canadian Dollar, Bulgarian Lev, European Union Euro, Romanian New Leu, Moroccan Dirham and New Turkish Lira. We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At June 30, 2012, we had 27.3 million New Turkish Lira (approximately $15.1 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the New Turkish Lira.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including but not limited to, supply and demand. At June 30, 2012 and December 31, 2011, we were a party to commodity derivative contracts.

Concentration of credit risk

The majority of our receivables are within the oil and natural gas industry, primarily from our industry partners and from government agencies. Included in receivables are amounts due from Turkiye Petrolleri Anonim Ortakligi, the national oil company of Turkey, Zorlu Dogal Daz Ithalat Ihracat ve Toptan Ticaret A.Ş., a privately owned natural gas distributor in Turkey, and Turkiye Petrol Rafinerileri A.Ş., a privately owned oil refinery in Turkey, which purchase the majority of our oil and natural gas production. The receivables are not collateralized. To date, we have experienced minimal bad debts and have no allowance for doubtful accounts. Other accounts receivable relating to value added taxes are due from various government agencies and are expected to be collected during 2012. The majority of our cash and cash equivalents are held by three financial institutions in the United States and Turkey.

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of June 30, 2012:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Liabilities:
Amended and Restated Credit Facility	$—	$(32,766)	$—	$(32,766)
Derivative financial instruments (commodity)	—	(2,955)	—	(2,955)

Total	$—	$(35,721)	$—	$(35,721)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2011:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Liabilities:
Related party floating rate debt	$—	$(73,000)	$—	$(73,000)
Amended and Restated Credit Facility	—	(78,000)	—	(78,000)
TBNG credit agreement	—	(7,732)	—	(7,732)
Derivative financial instruments (commodity)	—	(7,071)	—	(7,071)

Total	$—	$(165,803)	$—	$(165,803)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. All other financial instruments are recorded at carrying value. The carrying value of these other financial instruments approximates fair value, as they are subject to short-term floating interest rates that approximate the rates available to us.

16. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Related party accounts receivable:
Viking International	$430	$—

Total related party accounts receivable	$430	$—

Related party accounts payable:
Viking International master services agreement	$12,694	$—
Viking Geophysical master services agreement	4,523	—
Riata Management service agreement	—	323

Total related party accounts payable	$17,217	$323

The following table summarizes related party accounts receivable held for sale and related party accounts payable held for sale as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Related party accounts receivable:
Maritas services agreement	$—	$251
Viking Oilfield Services services agreement	—	116

Total related party accounts receivable held for sale	$—	$367

Related party accounts payable:
Viking Drilling services agreement	$—	$92
Viking Oilfield Services services agreement	—	617
Gundem lease agreements	—	36

Total related party accounts payable held for sale	$—	$745

On June 13, 2012, we entered into separate master services agreements with each of Viking International, Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical in connection with the sale of our oilfield services business. Pursuant to the master services agreements with Viking International and VOS, we are entitled to receive certain oilfield services and materials, including, but not limited to, drilling rigs and fracture stimulation that are needed for our operations in Bulgaria, Romania and Turkey. Pursuant to the master services agreement with Viking Geophysical, we are also entitled to receive geophysical services and materials that are needed for our operations in those countries. Each of these master services agreement are for a five-year term and are divided into two separate phases. For the first four months of these agreements, Viking International, VOS and Viking Geophysical are required to provide us with any and all services and materials that they have available and we have the right of first refusal for any services that they offer to third parties. For the remainder of the agreements, we can contract for services and materials on a firm basis and, to the extent that we do not contract for all of their services or materials, Viking International, VOS and Viking Geophysical are allowed to contract with third parties for any remaining capacity. As of June 30, 2012, there was approximately $12.7 million due to Viking International and $4.5 million due to Viking Geophysical under these master services agreements.

On June 13, 2012, we entered into a transition services agreement with Viking Services Management, Ltd. (“Viking Management”) in connection with the sale of our oilfield services business. Pursuant to the transition services agreement, we agreed to provide certain administrative services, including, but not limited to, continued use of certain of our employees and independent contractors, a guarantee of a lease for flats in Turkey, Turkish tax or legal advice and services, office space in Istanbul, Turkey, information technology support and certain software or licenses to Viking Management. The transition services agreement has a two-year term. Viking Management agreed to use commercially reasonable efforts to eliminate its need for such services as soon as practicable following the entry into the agreement. As of June 30, 2012, we had not issued nor received billings under the transition services agreement.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing and royalty and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey, Bulgaria and Romania. As of June 30, 2012, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell, 3rd, the chairman of our board of directors and chief executive officer.

Financial and Operational Performance Highlights. Highlights of our financial performance and operational performance for the second quarter of 2012 include:

•	During the quarter ended June 30, 2012, we derived 69.8% of our revenues from the production of oil and 28.2% of our revenues from the production of natural gas.

•

Total oil and natural gas revenues increased 3.6% to $31.9 million for the quarter ended June 30, 2012 from $30.8 million realized in the same period in 2011. The increase was the result of an increase in volumes of 51 thousand barrels of oil equivalent (“Mboe”), resulting in increased revenues of approximately $4.3 million, which was partially offset by a decrease of approximately $3.2 million from lower average prices received.

•

Production increased to approximately 233 net thousand barrels (“Mbbls”) of oil and approximately 1,081 net million cubic feet (“Mmcf”) of natural gas for the second quarter of 2012, as compared to approximately 219 net Mbbls of oil and 862 net Mmcf of natural gas for the same period in 2011.

•	As of June 30, 2012, we produced an aggregate of approximately 2,628 net barrels (“Bbls”) of oil per day and approximately 10.4 net Mmcf of natural gas per day.

•	For the quarter ended June 30, 2012, we incurred $13.8 million in capital expenditures, as compared to capital expenditures of $14.2 million for the quarter ended June 30, 2011.

•

As of June 30, 2012, we had $32.8 million in outstanding debt and no short-term borrowings, as compared to $158.7 million in outstanding debt and short-term borrowings of $80.7 million as of December 31, 2011, excluding liabilities held for sale.

Recent Developments

Appointment of New Director. On June 28, 2012, Charles J. Campise was appointed to our board of directors. Mr. Campise brings more than 20 years of international oil and natural gas financial and accounting expertise to our board, including serving as senior vice president and chief financial officer of Toreador Resources Corporation from May 2006 to March 2010 and as corporate controller for Transmeridian Exploration Incorporated from December 2003 until May 2005.

Closing of Sale of Oilfield Services Business. On June 13, 2012, we closed the sale of our oilfield services business, which was substantially comprised of our wholly owned subsidiaries Viking International Limited (“Viking International”) and Viking Geophysical Services, Ltd. (“Viking Geophysical”), to a joint venture owned by Dalea Partners, LP (“Dalea”, an affiliate of Mr. Mitchell) and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $167.2 million, consisting of approximately $155.7 million in cash, subject to a net working capital adjustment, and a $11.5 million promissory note from Dalea. The transaction was approved by a special committee of our board of directors after the receipt of a fairness opinion solely for the benefit of the special committee, which was subject to certain assumptions and limitations as provided in such opinion. The promissory note is payable five years from the date of issuance or earlier upon the occurrence of certain specified events, including an initial public offering by the joint venture. Upon the consummation of an initial public offering by the joint venture and the prior approval of Dalea, we can elect to convert the outstanding balance of the promissory note, including accrued interest, into the number of shares offered in the initial public offering equal to such outstanding balance divided by the per share purchase price paid by the public in the initial public offering. The promissory note bears interest at a rate of 3.0% per annum and is guaranteed by Mr. Mitchell. We used a portion of the net proceeds from the sale to pay off our $73.0 million credit agreement with Dalea, our $11.0 million credit facility with Dalea, our $0.9 million promissory note with Viking Drilling, LLC (“Viking Drilling”) and our $1.8 million credit agreement with a Turkish bank. In addition, we used a portion of the net proceeds from the sale to pay down approximately $45.2 million in outstanding indebtedness under our amended and restated senior secured credit facility (the “Amended and Restated Credit Facility”) with Standard Bank Plc (“Standard Bank”) and BNP Paribas (Suisse) SA (“BNP Paribas”).

Entry Into Master Services Agreements. On June 13, 2012, we also entered into separate master services agreements with each of Viking International, Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical in connection with the sale of our oilfield services business. Pursuant to the master services agreements with Viking International and VOS, we are entitled to receive certain oilfield services and materials, including, but not limited to, drilling rigs and fracture stimulation, that are needed for our operations in Bulgaria, Romania and Turkey. Pursuant to the master services agreement with Viking Geophysical, we are also entitled to receive geophysical services and materials that are needed for our operations in those countries. Each of these master services agreement are for a five-year term and are divided into two separate phases. For the first four months of these agreements, Viking International, VOS and Viking Geophysical are required to provide us with any and all services and materials that they have available and we have the right of first refusal for any services that they offer to third parties. For the remainder of the agreements, we can contract for services and materials on a firm basis and, to the extent that we do not contract for all of their services or materials, Viking International, VOS and Viking Geophysical are allowed to contract with third parties for any remaining capacity.

Entry Into Transition Services Agreement. On June 13, 2012, we also entered into a transition services agreement with Viking Services Management, Ltd. (“Viking Management”) in connection with the sale of our oilfield services business. Pursuant to the transition services agreement, we agreed to provide certain administrative services, including, but not limited to, continued use of certain of our employees and independent contractors, a guarantee of a lease for flats in Turkey, Turkish tax or legal advice and services, office space in Istanbul, Turkey, information technology support and certain software or licenses to Viking Management. The transition services agreement has a two-year term. Viking Management agreed to use commercially reasonable efforts to eliminate its need for such services as soon as practicable following the entry into the agreement.

Amendment to Ban on Fracture Stimulation in Bulgaria. In January 2012, the Bulgarian Parliament enacted legislation that was intended to ban fracture stimulation in the Republic of Bulgaria. The legislation also prevented conventional drilling and completion activities. The Bulgarian Parliament has since amended the legislation, and as a result we expect our conventional natural gas exploration, development and production activity in the country to resume after we receive a production license for our Koynare concession area. As long as the current legislation remains in effect, our unconventional natural gas exploration, development and production activities in Bulgaria will be significantly constrained.

Second Quarter 2012 Operational Update

During the second quarter of 2012, we continued to develop our Selmo and Arpatepe oil fields in southeastern Turkey and our Thrace Basin natural gas fields in northwestern Turkey, including the natural gas fields acquired in the acquisition of Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”). In addition, we continued to expand our inventory of exploration opportunities with new prospects identified on recently completed 3D seismic surveys.

Production. For the quarter ended June 30, 2012, we produced an average of approximately 2,564 net Bbls of oil per day and approximately 11.9 net Mmcf of natural gas per day.

Turkey-Thrace Basin. In the second quarter of 2012, we spud 18 wells, completed seven new wells, and performed three re-entry fracture stimulations on our TBNG acreage. Three of the seven new well completions were fracture stimulations.

As of June 30, 2012, we had $5.5 million of exploratory well costs capitalized for the Pancarkoy-1 well, which we began drilling in the fourth quarter of 2010. We have identified at least two more sands within the Mezardere formation that we expect to initially test by conventional means.

Turkey-Southeast.

•	Selmo. We completed three wells and began drilling four additional wells during the second quarter of 2012.

•

Arpatepe. In the second quarter of 2012, we spud the Bati-Arpatepe-1 well and completed the Arpatepe-5 well. We expect to complete the Arpatepe-6 well in the third quarter of 2012. This license is operated by Aladdin Middle East, Ltd.

•

Molla. We drilled the Bahar-1 well to a total depth of 10,522 feet and are currently testing the natural gas shows encountered in the Bedinan sands formation. The Bahar-1 well also encountered oil and natural gas shows in the Mardin, Hazro and Dadas formations, which we expect to test in this well or future offset wells. In addition, we were awarded the West Molla exploration license covering approximately 62,000 acres adjacent to our existing Molla exploration license. This acreage is prospective for the Mardin and Bedinan formations as well as the Dadas shale formation. We have committed to drill one well on this license by June 2013.

Turkey-Central Basins. We began acquiring 1,000 kilometers of 2D seismic data and approximately 8,000 kilometers of airborne gravity gradiometry and magnetic data on our Sivas Basin exploration licenses covering approximately 1.6 million acres. We expect to complete the acquisition of the Sivas Basin data in the third quarter of 2012. Shell Upstream Turkey B.V. is co-funding the Sivas Basin data acquisition costs.

Planned Operations

We continue to actively explore and develop our existing oil and natural gas properties in Turkey and evaluate opportunities for further activities in Bulgaria and Romania. Our success will depend in part on discovering additional hydrocarbons in commercial quantities and then bringing these discoveries into production. For the remainder of 2012, we are focused on accomplishing the following objectives:

•

Commence Tekirdag Field Area Development. We expect to begin drilling our infield tight gas development program in the Tekirdag field area in the Thrace Basin based upon our projected 50-acre drainage wells.

•

Explore New Fault Blocks Identified by Recently Acquired Seismic Data. We plan to begin exploration drilling of new fault blocks identified by recently acquired 3D seismic data on our Hayrabolu and Gocerler licenses in the Thrace Basin and by recently acquired 2D seismic data on our Gurun license in southeastern Turkey.

•

Expand Fracture Stimulation Program. During the third quarter of 2012, we plan to move fracture stimulation equipment to our Selmo oil field. We have approximately 14 wells scheduled for fracture stimulation at Selmo and anticipate the Selmo fracture stimulation program will take approximately 45 days. We plan to further refine and improve our Thrace Basin frac design and formation evaluation methods in order to optimize future fracture stimulations, and we plan to resume fracture stimulation activity in the Thrace Basin after the Selmo frac program is completed.

•

Develop Southeastern Turkey Licenses. In the third quarter of 2012, we plan to complete the Alibey-1H well and drill the Goksu-3H well. Those wells will be our first horizontal wells to test the fractured Mardin carbonate formations found in southeastern Turkey. In addition, we plan to commence the acquisition of approximately 100 kilometers of 2D seismic data over our recently acquired West Molla exploration license.

•

Reduce Exploration Risk Through Partnerships. In an effort to increase the pace of exploration activity, share exploration risk, and reduce our share of the capital commitments necessary to carry forward the exploration of our extensive acreage positions, we are currently seeking joint venture partners for our exploration acreage in Bulgaria, Romania and Turkey and plan to continue this effort during the remainder of 2012.

Capital expenditures for the remainder of 2012 are expected to range between $50.0 million and $75.0 million. Approximately 50% of these anticipated expenditures will occur in the Thrace Basin in Turkey, devoted to developing conventional and unconventional natural gas production, building infrastructure and acquiring seismic data. Most of the remaining 50% of these anticipated expenditures will occur in southeastern Turkey, devoted to drilling, completing and stimulating developmental and exploratory oil wells at Selmo, Arpatepe, Molla, Idil and Gurun.

We currently plan to execute the following drilling and exploration activities during the remainder of 2012:

Turkey. We plan to drill approximately 21 gross wells, eight of which we expect to fracture stimulate. In addition, we plan to perform up-hole recompletions in 18 wells in the Thrace Basin and fracture stimulate 14 wells at our Selmo oilfield. We also plan to construct the infrastructure necessary to produce and sell oil and natural gas from the productive wells we drill.

Bulgaria. We expect to receive a production license in the Koynare concession area during 2012, after which conventional operating activity in the region is expected to resume. We plan to complete our evaluation of the Peshtene-R11 exploration well core data and develop a conventional completion program for the well.

Romania. We plan to participate in a 200-kilometer 2D seismic survey on the Sud Craiova license by the end of 2012.

Discontinued Operations in Morocco

On June 27, 2011, we decided to discontinue our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented, and they are not included in results from continuing operations.

Discontinued Operations of Oilfield Services Business

On June 13, 2012, we closed the sale of our oilfield services business to a joint venture owned by Dalea and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $167.2 million, consisting of approximately $155.7 million in cash, subject to a net working capital adjustment, and a $11.5 million promissory note from Dalea. We have presented the oilfield services segment operating results as discontinued operations for all periods presented, and they are not included in results from continuing operations.

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

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations—Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Our results of operations for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Change
	2012	2011	2012-2011
	(in thousands of U.S. dollars, except per unit prices and production volumes) (as adjusted)
Production:
Oil (Mbbl)	233	219	14
Natural gas (Mmcf)	1,081	862	219
Total production (Mboe)	413	362	51
Average prices:
Oil (per Bbl)	$97.45	$109.28	$(11.83)
Natural gas (per Mcf)	$8.48	$7.34	$1.14
Oil equivalent (per Boe)	$77.18	$84.96	$(7.78)

	Three Months Ended June 30,		Change
	2012	2011	2012-2011
	(in thousands of U.S. dollars, except per unit prices and production volumes) (as adjusted)
Revenues:
Oil and natural gas sales	$31,876	$30,755	$1,121
Costs and expenses:
Production	5,032	4,156	876
Exploration, abandonment and impairment	6,884	4,463	2,421
Seismic and other exploration	768	1,725	(957)
General and administrative	9,613	9,319	294
Depreciation, depletion and amortization	9,434	8,477	957
Interest and other expense	2,018	3,560	(1,542)
Gain on commodity derivative contracts:
Cash settlements on commodity derivative contracts	(773)	(1,890)	1,117
Non-cash change in fair value on commodity derivative contracts	15,077	2,044	13,033

Total gain on commodity derivative contracts	14,304	154	14,150

Oil and Natural Gas Sales. Total oil and natural gas revenues increased $1.1 million to $31.9 million for the three months ended June 30, 2012 from $30.8 million realized in the same period in 2011. Of this increase, $4.3 million was the result of increased production volumes of 51 Mboe, which was partially offset by a $3.2 million decrease in revenues from lower average prices received. Production volumes increased primarily due to the June 2011 acquisition of TBNG, which contributed approximately 65 Mboe of production. This was partially offset by a decrease in production due to the natural decline of our reserve base. For the three months ended June 30, 2012, our average price received was $77.18 per Boe, as compared to $84.96 per Boe for the same period in 2011.

Production. Production expenses for the three months ended June 30, 2012 increased to $5.0 million from $4.2 million for the same period in 2011. The increase was primarily attributable to a write-off of inventory of approximately $1.2 million resulting from a physical count of inventory, which was partially offset by a reduction in workover expenses.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended June 30, 2012 increased approximately $2.4 million to $6.9 million, from $4.5 million for the same period in 2011. During the three months ended June 30, 2012, there was a partial write-off of one well for $2.1 million, a complete write-off of one well for $1.7 million and complete write-offs of three wells at an average of approximately $0.4 million per well. During the three months ended June 30, 2011, there was a partial write-off of one well for $2.6 million and complete write-offs of six wells at an average of approximately $0.3 million per well. Additionally, during the three months ended June 30, 2012, we recorded $1.5 million of impairment charges on our proved properties, primarily due to downward revisions in natural gas reserves in our Alpullu field, as compared to no impairment in the three months ended June 30, 2011.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $0.8 million for the three months ended June 30, 2012, as compared to $1.7 million for the same period in 2011. This decrease was due primarily to fewer seismic projects for the three months ended June 30, 2012, as compared to the same period in 2011.

General and Administrative. General and administrative expense was $9.6 million for the three months ended June 30, 2012, as compared to $9.3 million for the same period in 2011. The increase was primarily due a $2.0 million accrual for a contingency related to the Aglen exploration permit in Bulgaria and to including the TBNG acquisition for the entire second quarter of 2012, which accounted for $0.8 million of the increase. The increases were partially offset by decreases in our legal and accounting expenses of approximately $1.2 million and employee-related costs of $1.1 million. Legal and accounting expenses were higher in the same period of 2011 due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2011. Employee-related costs also decreased due to reductions in headcount. An additional decrease of $0.2 million was due to our overall efforts to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $9.4 million for the three months ended June 30, 2012, as compared to $8.5 million in the same period of 2011. The increase was primarily due to an increase in our production over the same period in 2011.

Interest and Other Expense. Interest and other expense decreased to $2.0 million for the three months ended June 30, 2012, as compared to $3.6 million for the same period in 2011. The decrease was due to a decrease in warrant expense of approximately $0.7 million associated with our Dalea credit agreement, which was fully amortized in 2011. The remaining decrease was due to a decrease in interest on the Dalea credit agreement, which ceased accruing interest in April 2012 and was repaid in June 2012.

Gain on Commodity Derivative Contracts. During the three months ended June 30, 2012, we recorded a gain on commodity derivative contracts of approximately $14.3 million, as compared to a gain of $0.1 million for the same period in 2011. We recorded a $15.1 million unrealized gain and a $0.8 million realized loss on our derivative contracts for the three months ended June 30, 2012, as compared to a $2.0 million unrealized gain and a $1.9 million realized loss for the three months ended June 30, 2011. Unrealized gains and losses are attributable to changes in oil and natural gas prices and volumes hedged from one period end to another. We are required under our Amended and Restated Credit Facility to hedge a portion of our oil production in the Selmo and Arpatepe oil fields in Turkey.

Other Comprehensive Income. We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. dollar reporting currency. Foreign currency translation adjustment for the three months ended June 30, 2012 increased to a gain of $0.3 million from a loss of $14.8 million for the same period in 2011 due to the strengthening of the New Turkish Lira against the U.S. Dollar quarter over quarter, as compared to the same period in 2011.

Discontinued Operations. All revenues and expenses associated with our Moroccan operations and oilfield services business for the three months ended June 30, 2012 and 2011 have been included in discontinued operations.

The results of operations for our Moroccan operations and oilfield services business were as follows:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Revenues:
Oil and natural gas sales	$—	$139
Oilfield services	9,620	3,910

Total revenues	$9,620	$4,049
Costs and expenses:
Production	361	1,249
Exploration, abandonment and impairment	—	9,100
Oilfield services costs	6,664	4,978
General and administrative	8,732	1,066
Depreciation, depletion and amortization	—	4,500
Accretion of asset retirement obligations	—	1

Total costs and expenses	15,757	20,894

Operating loss	(6,137)	(16,845)
Other income (expense):
Interest and other expense	(111)	(177)
Interest and other income	154	23
Foreign exchange gain (loss)	125	(294)

Total other income (expense)	168	(448)

Loss from discontinued operations before income taxes	(5,969)	(17,293)
Gain on disposal of discontinued operations	27,214	—
Income tax provision	(6,193)	(666)

Net income (loss) from discontinued operations	$15,052	$(17,959)

Results of Operations—Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Our results of operations for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,		Change
	2012	2011	2012-2011
	(in thousands of U.S. dollars, except per unit prices and production volumes) (as adjusted)
Production:
Oil (Mbbl)	457	438	19
Natural gas (Mmcf)	2,448	1,673	775
Total production (Mboe)	865	717	148
Average prices:
Oil (per Bbl)	$103.28	$108.64	$(5.36)
Natural gas (per Mcf)	$7.90	$7.31	$0.59
Oil equivalent (per Boe)	$76.92	$82.89	$(5.97)
Revenues:
Oil and natural gas sales	$66,537	$59,431	$7,106
Costs and expenses:
Production	8,667	8,258	409
Exploration, abandonment and impairment	9,680	11,695	(2,015)
Seismic and other exploration	1,432	3,977	(2,545)
General and administrative	19,361	18,404	957
Depreciation, depletion and amortization	18,603	13,107	5,496
Interest and other expense	5,277	7,157	(1,880)
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	(2,247)	(2,593)	346
Non-cash change in fair value on commodity derivative contracts	4,116	(6,564)	10,680

Total gain (loss) on commodity derivative contracts	1,869	(9,157)	11,026

Oil and Natural Gas Sales. Total oil and natural gas revenues increased $7.1 million to $66.5 million for the six months ended June 30, 2012 from $59.4 million realized in the same period in 2011. Of this increase, $12.3 million was due to an increase in production volumes of 148 Mboe. Production volumes increased primarily due to the June 2011 acquisition of TBNG, which contributed approximately 176 Mboe of production. This was partially offset by a decrease in production due to the natural decline of our reserve base. This increase was also offset by a decrease in prices received, resulting in lower revenues of $5.2 million. For the six months ended June 30, 2012, our average price received was $76.92 per Boe, as compared to $82.89 per Boe for the same period in 2011.

Production. Production expenses for the six months ended June 30, 2012 increased to $8.7 million from $8.3 million for the same period in 2011. The increase was primarily attributable to a write-off of inventory of approximately $1.2 million resulting from a physical count of inventory, which was partially offset by a reduction in workover expenses.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the six months ended June 30, 2012 decreased approximately $2.0 million to $9.7 million, from $11.7 million for the same period in 2011. During the six months ended June 30, 2012, there was a partial write-off of one well for $2.1 million and complete write-offs of three wells at an average of approximately $1.6 million per well and three additional wells at an average of approximately $0.4 million per well. In the first half of 2011, there were write-offs of three wells for $6.4 million, $2.6 million and $1.4 million in addition to six wells that were written off at an average of approximately $0.2 million per well. Additionally, during the six months ended June 30, 2012, we recorded $1.5 million of impairment charges on our proved properties, primarily due to downward revisions in natural gas reserves in our Alpullu field, as compared to no impairment in the six months ended June 30, 2011.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $1.4 million for the six months ended June 30, 2012, as compared to $4.0 million for the same period in 2011. This decrease was due primarily to fewer seismic projects for the six months ended June 30, 2012, as compared to the same period in 2011.

General and Administrative. General and administrative expense was $19.4 million for the six months ended June 30, 2012, as compared to $18.4 million for the same period in 2011. The increase was due to the $2.0 million accrual for the contingency related to our Aglen exploration permit in Bulgaria and to including TBNG for the full first six months of 2012, which accounted for an increase of approximately $2.0 million. These increases were partially offset by decreases in our legal and accounting expenses of approximately $1.8 million and employee-related costs of approximately $1.4 million. Legal and accounting expenses were higher in the comparable period in 2011 due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2011. Employee-related costs also decreased due to reductions in headcount. The remaining increase was primarily due to an increase in our share-based compensation expense.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $18.6 million for the six months ended June 30, 2012, as compared to $13.1 million in the same period of 2011. The increase was primarily due to an increase in our production over the same period in 2011.

Interest and Other Expense. Interest and other expense decreased to $5.3 million for the six months ended June 30, 2012, as compared to $7.2 million for the same period in 2011. The decrease was primarily due to warrant expenses of approximately $2.0 million associated with our Dalea credit agreement, which were fully amortized in 2011.

Gain (Loss) on Commodity Derivative Contracts. During the six months ended June 30, 2012, we recorded a gain on commodity derivative contracts of approximately $1.9 million, as compared to a loss of $9.2 million for the same period in 2011. We recorded a $4.1 million unrealized gain and a $2.2 million realized loss on our derivative contracts for the six months ended June 30, 2012, as compared to a $6.6 million unrealized loss and a $2.6 million realized loss for the six months ended June 30, 2011. Unrealized gains and losses are attributable to changes in oil and natural gas prices and volumes hedged from one period end to another. We are required under our Amended and Restated Credit Facility to hedge a portion of our oil production in the Selmo and Arpatepe oil fields in Turkey.

Other Comprehensive Income. We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency. Foreign currency translation adjustment for the six months ended June 30, 2012 increased to a gain of $14.7 million from a loss of $12.5 million for the same period in 2011 due to the strengthening of the New Turkish Lira against the U.S. Dollar at June 30, 2012.

Discontinued Operations. All revenues and expenses associated with our Moroccan operations and oilfield services business for the six months ended June 30, 2012 and 2011 have been included in discontinued operations.

The results of operations for our Moroccan operations and oilfield services business were as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Revenues:
Oil and natural gas sales	$—	$187
Oilfield services	19,904	7,027

Total revenues	$19,904	$7,214
Costs and expenses:
Production	649	1,254
Exploration, abandonment and impairment	—	11,666
Seismic and other exploration	—	27
Oilfield services costs	13,736	9,716
General and administrative	10,898	2,342
Depreciation, depletion and amortization	—	7,433
Accretion of asset retirement obligations	—	1

Total costs and expenses	25,283	32,439

Operating loss	(5,379)	(25,225)
Other income (expense):
Interest and other expense	(176)	(430)
Interest and other income	172	62
Foreign exchange loss	(763)	(784)

Total other expense	(767)	(1,152)

Loss from discontinued operations before income taxes	(6,146)	(26,377)
Gain on disposal of discontinued operation	27,214	—
Income tax provision	(8,173)	(890)

Net income (loss) from discontinued operations	$12,895	$(27,267)

Capital Expenditures

For the quarter ended June 30, 2012, we incurred $13.8 million in capital expenditures compared to capital expenditures from continuing operations of $14.2 million for the quarter ended June 30, 2011.

For the remainder of 2012, we expect our capital expenditures to range between approximately $50.0 million and $75.0 million. Approximately 50% of these anticipated expenditures will occur in the Thrace Basin in Turkey, devoted to developing conventional and unconventional natural gas production, building infrastructure and acquiring seismic data. Most of the remaining 50% of these anticipated expenditures will occur in southeastern Turkey, devoted to drilling, completing and stimulating developmental and exploratory oil wells at Selmo, Arpatepe, Molla, Idil and Gurun.

Liquidity and Capital Resources

Our primary sources of liquidity for the second quarter of 2012 were our cash and cash equivalents, cash flow from operations, cash from the sale of our oilfield services business and borrowings under our various debt agreements. At June 30, 2012, we had cash and cash equivalents of $27.9 million, no short-term debt associated with our continuing operations, no short-term debt associated with our discontinued operations, $32.8 million in long-term debt associated with our continuing operations, no long-term debt associated with our discontinued operations, and excluding assets held for sale of $2.1 million and liabilities held for sale of $9.4 million, working capital of $19.9 million, compared to cash and cash equivalents of $15.1 million, $80.7 million in short-term debt associated with our continuing operations, $5.0 million in short-term debt associated with our discontinued operations, $78.0 million in long-term debt associated with our continuing operations, and excluding assets held for sale of $128.1 million and liabilities held for sale of $26.7 million, a working capital deficit of $61.2 million at December 31, 2011. Net cash provided by operating activities for the six months ended June 30, 2012 decreased to $12.3 million, as compared to net cash provided by operating activities of $18.1 million for the six months ended June 30, 2011, primarily as a result of lower oil prices.

As of June 30, 2012, the outstanding principal amount of our debt was $32.8 million. In addition to cash, cash equivalents and cash flow from operations, at June 30, 2012, we had an Amended and Restated Credit Facility, which is discussed below.

Amended and Restated Credit Facility. DMLP, Ltd., TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Amity Oil International Pty Ltd (“Amity”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) (collectively, the “Borrowers”) are parties to the Amended and Restated Credit Facility. Each of the Borrowers is a wholly owned subsidiary. The Amended and Restated Credit Facility is guaranteed by TransAtlantic Petroleum Ltd. and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”) (collectively, the “Guarantors”).

The amount drawn under the Amended and Restated Credit Facility may not exceed the lesser of (i) $250.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. At June 30, 2012, the lenders had aggregate commitments of $120.0 million, with individual commitments of $60.0 million each. In July 2012, we voluntarily reduced the aggregate commitment amount to $78.0 million, with each lender having a commitment of $39.0 million. On the last day of each fiscal quarter commencing September 30, 2012 and at the maturity date, the lenders’ commitments are subject to reduction by 6.25% of their commitments existing on such commitment reduction date.

The borrowing base is re-determined semi-annually on April 1st and October 1st of each year prior to September 30, 2012, and quarterly on January 1st, April 1st, July 1st and October 1st of each year after September 30, 2012. Our borrowing base is currently $77.5 million.

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

The Amended and Restated Credit Facility matures on the earlier of (i) May 18, 2016 or (ii) the last date of the borrowing base calculation period that immediately precedes the date that the semi-annual report of Standard Bank and the Borrowers determines that the aggregate amount of hydrocarbons to be produced from the borrowing base assets in Turkey are less than 25% of the amount of hydrocarbons to be produced from the borrowing base assets shown in the initial report prepared by Standard Bank and the Borrowers. The Amended and Restated Credit Facility bears various letter of credit sub-limits, including, among other things, sub-limits of up to (i) $10.0 million, (ii) the aggregate available unused and uncancelled portion of the lenders’ commitments or (iii) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment.

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

At June 30, 2012, the Borrowers had borrowed $32.8 million under the Amended and Restated Credit Facility, had availability of $44.7 million under the Amended and Restated Credit Facility and were in compliance with all material covenants under the Amended and Restated Credit Facility. For additional information concerning the ratios, financial and non-financial covenants, events of default and other material terms of our Amended and Restated Credit Facility, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Dalea Credit Agreement. We also had a credit agreement with Dalea. The purpose of the Dalea credit agreement was (i) to fund the acquisition of all of the shares of Amity and Petrogas and (ii) for general corporate purposes. Amounts due under the Dalea credit agreement accrued interest at a rate of three-month LIBOR plus 5.50% per annum beginning on May 1, 2011, to be adjusted monthly on the first day of each month. Prior to May 1, 2011, amounts due under the Dalea credit agreement accrued interest at a rate of three-month LIBOR plus 2.50% per annum. Interest on the Dalea credit agreement ceased to accrue on April 1, 2012.

Under the terms of the Dalea credit agreement, we were required to issue Dalea 100,000 common share purchase warrants for each $1.0 million in principal amount advanced under the credit agreement. We borrowed an aggregate of $73.0 million under the Dalea credit agreement, and on September 1, 2010, we issued 7,300,000 common share purchase warrants to Dalea. The common share purchase warrants are exercisable until September 1, 2013 and have an exercise price of $6.00 per share.

We repaid the loan in full on June 13, 2012 with proceeds from the sale of our oilfield services business.

Viking Drilling Note. On July 27, 2009, Viking International purchased the I-13 drilling rig and associated equipment from Viking Drilling. Dalea owns 85% of Viking Drilling. On February 19, 2010, Viking International purchased the I-14 drilling rig and associated equipment from Viking Drilling and entered into an amended and restated note payable to Viking Drilling in the amount of $11.8 million, which was comprised of $5.9 million payable related to the I-14 drilling rig and $5.9 million payable related to the purchase of the I-13 drilling rig. Under the terms of the amended and restated note, interest was payable monthly at a floating rate of LIBOR plus 6.25%, and secured by the I-13 and I-14 drilling rigs and associated equipment. We repaid the note in full on June 13, 2012 with proceeds from the sale of our oilfield services business.

Viking International Equipment Loan. In 2010, Viking International entered into a secured credit agreement with a Turkish bank to fund the purchase of vehicles. The credit agreement bore interest at an annual rate of 3.84% and was secured by the vehicles purchased with the proceeds of the loan. We repaid this loan in full on June 13, 2012 with proceeds from the sale of our oilfield services business.

TBNG Credit Agreement. TBNG was a party to an unsecured credit agreement with a Turkish bank. In April 2012, we repaid this loan and terminated the TBNG credit agreement.

Dalea Credit Facility. On March 15, 2012, TransAtlantic Worldwide, TBNG and TransAtlantic Petroleum Ltd. entered into a $15.0 million credit facility with Dalea to provide us with additional liquidity for general corporate purposes until completing the sale of our oilfield services business. Loans under the credit facility accrued interest at a rate of three-month LIBOR plus 5.5% per annum, to be adjusted monthly on the first day of each month.

For the initial advance, we were required to pay Dalea an arrangement fee of $250,000. Under the credit facility, we were also required to pay Dalea a commitment fee equal to 2.75% per annum of the difference between the $15.0 million committed amount and the outstanding balance measured and payable on the last day of each fiscal quarter. We repaid the loan in full on June 13, 2012 with proceeds from the sale of our oilfield services business.

Contingencies Relating to Exploration Permits

In the second quarter of 2012, we were notified that the Moroccan government may seek to recover approximately $5.5 million in contractual obligations under our Tselfat exploration permit work program. We have a $1.0 million bank guarantee in place to ensure our performance of the Tselfat exploration permit work program. Although we plan to pursue a settlement with the Moroccan government for a lesser amount, we recorded $5.0 million in accrued liabilities relating to our Tselfat exploration permit during the second quarter of 2012 for this contractual obligation.

In the second quarter of 2012, we were notified that the Bulgarian government may seek to recover approximately $2.0 million in contractual obligations under our Aglen exploration permit work program. Due to the Bulgarian government’s January 2012 ban on fracture stimulation and related activities, we declared force majeure under the terms of the exploration permit. Although we invoked force majeure, we have recorded $2.0 million in general and administrative expense relating to our Aglen exploration permit during the second quarter of 2012 for this contractual obligation.

Contractual Obligations

The following table presents our contractual obligations at June 30, 2012:

		Payments Due by Year
	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Debt	$32,766	$—	$—	$—	$—	$32,766	$—
Leases and other	14,564	2,862	3,180	2,540	2,080	936	2,966
Contracts	1,000	1,000	—	—	—	—	—

	$48,330	$3,862	$3,180	$2,540	$2,080	$33,702	$2,966

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2012.

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: market prices for natural gas, natural gas liquids and oil products; estimates of reserves and economic assumptions; the ability to produce and transport natural gas, natural gas liquids and oil; the results of exploration and development drilling and related activities; economic conditions in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities, receipt of required approvals, increases in taxes, legislative and regulatory initiatives relating to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflict; the negotiation and closing of material contracts; shortages of drilling rigs, equipment or oilfield services; and the other factors discussed in other documents that we file with or furnish to the Securities and Exchange Commission (“SEC”). The impact of any one factor on a particular forward-looking statement is not determinable with certainty, as such factors are interdependent upon other factors. In that regard, any statements as to future natural gas or oil production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital program; drilling of new wells; demand for natural gas and oil products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves; dates by which transactions are expected to close; cash flows; uses of cash flows; collectability of receivables; availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements.

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

During the second quarter of 2012, there were no material changes in market risk exposures that would affect the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The following tables set forth our outstanding derivatives contracts with respect to future crude oil production as of June 30, 2012:

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Asset (Liability)
					(in thousands)
Collar	July 1, 2012—December 31, 2012	960	$64.69	$106.98	$(278)
Collar	January 1, 2013—December 31, 2013	400	$75.00	$125.50	148
Collar	January 1, 2014—December 31, 2014	380	$75.00	$124.25	172

					$42

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	July 1, 2012—December 31, 2012	240	$70.00	$100.00	$129.50	$(127)
Three-way collar contract	July 1, 2012—December 31, 2012	205	$85.00	$97.13	$162.13	(119)
Three-way collar contract	January 1, 2013—December 31, 2013	831	$85.00	$97.13	$162.13	(1,297)
Three-way collar contract	January 1, 2014—December 31, 2014	726	$85.00	$97.13	$162.13	(662)
Three-way collar contract	January 1, 2015—December 31, 2015	1,016	$85.00	$91.88	$151.88	(792)

						$(2,997)

Item 4.	Controls and Procedures

Acquisition of TBNG

In June 2011, we acquired TBNG. For purposes of determining the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2012, management has excluded the internal control over financial reporting of TBNG from its evaluation of these matters. The acquired business represents approximately 21.0% of our consolidated total assets at June 30, 2012 and 15.1% of our consolidated net income for the six months ended June 30, 2012.

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

As of June 30, 2012, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and as a result of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2011, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

The following change in our internal control over financial reporting occurred during the second quarter of 2012 and has affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•	On June 13, 2012, we completed the sale of our oilfield services business, which was substantially comprised of Viking International and Viking Geophysical.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 27, 2012, the Kozluk Civil Court of First Instance dismissed the underlying litigation regarding persons who claimed ownership of a portion of the surface at our Selmo oil field in southeastern Turkey. We expect the court to issue its formal decision in the third quarter of 2012, after which the plaintiffs will have thirty days to file an appeal with the Court of Appeal. In the event of an appeal, we will continue to vigorously defend our interests.

Item 1A.	Risk Factors

During the second quarter of 2012, we completed the sale of our oilfield services business. We have amended and restated the Risk Factors included in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 in their entirety to reflect the sale of our oilfield services business.

Risks Related to Our Business

We have a history of losses and may not achieve consistent profitability in the future.

We have incurred substantial losses in prior years. For the six months ended June 30, 2012, however, we generated comprehensive income of approximately $32.8 million and had $12.3 million of cash provided by operating activities. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown risks.

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

The successful acquisition and development of oil and natural gas properties requires an assessment of recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of additional reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploration and development may materially exceed our internal estimates.

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

Our future success depends on the success of our exploration, development and production activities in each of our prospects. These activities are subject to numerous risks beyond our control, including the risk that we will be unable to economically produce our reserves or be able to find commercially productive oil or natural gas reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project unprofitable. Further, many factors may curtail, delay or prevent drilling operations, including:

•	unexpected drilling conditions;

•	pressure or irregularities in geological formations;

•	equipment failures or accidents;

•	pipeline and processing interruptions or unavailability;

•	title problems;

•	adverse weather conditions;

•	lack of market demand for oil and natural gas;

•	delays imposed by, or resulting from, compliance with environmental laws and other regulatory requirements;

•	declines in oil and natural gas prices; and

•	shortages or delays in the availability of drilling rigs, equipment and qualified personnel.

Our future drilling activities might not be successful, and drilling success rates overall or within a particular area could decline. We could incur losses by drilling unproductive wells. Shut-in wells, curtailed production and other production interruptions may materially adversely affect our business, financial condition and results of operations.

Shortages of drilling rigs, equipment, oilfield services and qualified personnel could delay our exploration and development activities and increase the prices we pay to obtain such drilling rigs, equipment, oilfield services and personnel.

Our industry is cyclical and, from time to time, there may be a shortage of drilling rigs, equipment, oilfield services and qualified personnel in the countries in which we operate. Shortages of drilling and workover rigs, pipe and other equipment may occur as demand for drilling rigs and equipment increases, along with the number of wells being drilled increases. These factors can also cause significant increases in costs for equipment, oilfield services and qualified personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews and associated supplies, equipment and services. It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases could significantly decrease our net income, cash provided by operating activities and results of operations, or restrict our ability to conduct the exploration and development activities we currently have planned and budgeted or which we may plan in the future. In addition, the availability of drilling rigs can vary significantly from region to region at any particular time. An undersupply of rigs in any of the regions where we operate may result in drilling delays and higher drilling costs for the rigs that are available in that region.

We depend on a limited number of key personnel who would be difficult to replace.

We depend on the performance of Mr. Mitchell, our chairman and chief executive officer. The loss of Mr. Mitchell could negatively impact our ability to execute our strategy. We do not maintain a key person life insurance policy on Mr. Mitchell.

We have concentrated current production of crude oil.

We derive substantially all of our crude oil production from the Selmo field in southeastern Turkey. Turkiye Petrolleri Anonim Ortakligi, the national oil company of Turkey, and Turkiye Petrol Rafinerileri A.Ş., a privately owned oil refinery in Turkey, purchase all of our crude oil production from the Selmo field, which represented 66.4% of our total revenues in 2011. If either of these companies fails to purchase our production, our results of operations could be materially and adversely affected.

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

We currently derive substantially all of our oil revenue from the Selmo oil field in southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq and Syria have experienced political, social or economic problems, terrorist attacks, insurgencies or civil unrest. Recently, tensions between Turkey and Syria increased when Syria shot down a Turkish fighter jet, raising the possibility of conflict between the countries. If any of these events, conditions or conflicts occurs, we may be unable to access the locations where we conduct operations. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and our operations. Despite these precautions, the safety of our personnel and operations in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors or our operations could be disrupted, any of which could have a material adverse effect on our business and results of operations.

Our Amended and Restated Credit Facility contains various covenants that limit our management’s discretion in the operation of our business and can lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our Amended and Restated Credit Facility may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Amended and Restated Credit Facility contains various covenants that restrict our ability to, among other things:

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

In addition, the Amended and Restated Credit Facility requires us to maintain specified financial ratios and tests. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios required by the Amended and Restated Credit Facility and could result in an event of default under the Amended and Restated Credit Facility.

An event of default under the Amended and Restated Credit Facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or any of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the Amended and Restated Credit Facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis. Provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

In the event of a default and acceleration of indebtedness under the Amended and Restated Credit Facility, our business, financial condition and results of operations may be materially and adversely affected.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2011, as disclosed in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011. Failure to have effective internal controls could lead to a misstatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common shares could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

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

As of June 30, 2012, none of our employees were represented by collective bargaining agreements. However, approximately 55 of our employees at one of our Turkish subsidiaries were previously represented by collective bargaining agreements with the Employers Association of Chemical, Oil and Plastic Industries and the Petroleum, Chemical and Rubber Workers Union of Turkey that expired on January 31, 2012. We have continued to honor the terms of the expired agreements. Potential work disruptions from labor disputes with these employees could disrupt our business and adversely affect our financial condition and results of operations.

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

Our future success will depend on the success of our acquisition, development, and exploitation activities. Our decisions to purchase, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Our estimates regarding reserves and production resulting from the acquisitions of TEMI, Talon Exploration, Amity, Petrogas, Direct Bulgaria and TBNG and our exploration and development activities may prove to be incorrect, which could significantly reduce our income and our ability to generate cash needed to fund our capital program and other working capital requirements in the longer term.

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

A decrease in oil or natural gas prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If oil or natural gas prices decline significantly for extended periods of time in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

•	market expectations regarding supply and demand for oil and natural gas;

•	levels of production and other activities of the Organization of Petroleum Exporting Countries and other oil and natural gas producing nations;

•	market expectations about future prices;

•	the level of global oil and natural gas exploration, production activity and inventories;

•	political conditions, including embargoes, in or affecting oil and natural gas production activities; and

•	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may have a material adverse effect on our business, financial condition and results of operations.

If oil and natural gas prices decline, we may be required to write-down the carrying values of our oil and natural gas properties.

There is a risk that we could be required to write down the carrying value of our oil and natural gas properties, which would reduce our earnings and shareholders’ equity. We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, the costs of productive wells, developmental dry holes and productive leases are capitalized. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties. Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be non-productive. The capitalized costs of our oil and natural gas properties may not exceed their estimated fair market value. When evaluating our proved properties, we are required to test for potential write-downs at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which is typically on a field-by-field basis. If capitalized costs exceed future cash flows, we write down the costs of proved properties to our estimate of fair market value, which is generally estimated using a discounted cash flow approach. When evaluating our unproved properties, we write down the capitalized costs of the unproved properties if it is determined that the costs are not likely to be recoverable. Any such charge will not affect our cash flow from operating activities, but will reduce our earnings and shareholders’ equity.

The development of proved undeveloped reserves is uncertain. In addition, there are no assurances that our probable and possible reserves will be converted to proved reserves.

At December 31, 2011, approximately 47% of our total estimated net proved reserves were proved undeveloped reserves. Undeveloped reserves, by their nature, are significantly less certain than developed reserves. We also had a significant amount of unproved reserves at December 31, 2011. There is significant uncertainty attached to unproved reserve estimates, which include probable and possible reserves. The discovery, determination and exploitation of undeveloped or unproved reserves requires significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these reserves. There is no certainty that we will be able to convert undeveloped reserves to developed reserves or unproved reserves into proved reserves or that our undeveloped or unproved reserves will be economically viable or technically feasible to produce.

Legislative and regulatory initiatives and increased public scrutiny relating to fracture simulation activities could result in increased costs and additional operating restrictions or delays.

Fracture stimulation is an important and commonly used process for the completion of oil and natural gas wells and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Recently, there has been increased public concern regarding the potential environmental impact of fracture stimulation activities. Most of these concerns have raised questions regarding the drilling fluids used in the fracturing process, their effect on drinking water supplies, the use of water in connection with completion operations, and the potential for impact to surface water, groundwater and the environment generally.

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

We are subject to operating hazards.

The oil and natural gas exploration and production business involves a variety of operating risks, including the risk of fire, explosion, blowout, pipe failure, casing collapse, stuck tools, uncontrollable flows of oil or natural gas, abnormally pressured formations and environmental hazards such as oil spills, surface cratering, natural gas leaks, pipeline ruptures, discharges of toxic gases, underground migration, surface spills, mishandling of fracture stimulation fluids, including chemical additives, and natural disasters, the occurrence of any of which could result in substantial losses to us due to injury and loss of life, loss of or damage to well bores and/or drilling or production equipment, costs of overcoming downhole problems, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Gathering systems and processing facilities are subject to many of the same hazards and any significant problems related to those facilities could adversely affect our ability to market our production.

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

Our future financial condition and results of operations will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

•	shortages of or delays in obtaining drilling rigs, equipment and qualified personnel;

•	facility or equipment malfunctions;

•	unexpected operational events;

•	pressure or irregularities in geological formations;

•	adverse weather conditions, such as flooding;

•	reductions in oil and natural gas prices;

•	delays imposed by or resulting from compliance with regulatory requirements;

•	proximity to and capacity of transportation facilities;

•	title problems; and

•	limitations in the market for oil and natural gas.

Our oil and natural gas operations are subject to extensive and complex laws and government regulation in the jurisdictions in which we operate and compliance with existing and future laws may increase our costs or impair our operations.

Our oil and natural gas operations are subject to numerous federal, state, local, foreign and provincial laws and regulations, including those related to the environment, employment, immigration, labor, oil and natural gas exploration and development, payments to local, foreign and provincial officials, taxes and the repatriation of foreign earnings. If we fail to adhere to any applicable federal, state, local, foreign and provincial laws or regulations, or if such laws or regulations negatively affect the sale of oil and natural gas, our business, prospects, results of operations, financial condition or cash flows may be impaired. We may be subject to governmental sanctions, such as fines or penalties, as well as potential liability for personal injury, property or natural resource damage and might be required to make significant capital expenditures to comply with federal, state or international laws or regulations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations could adversely affect our business or operations, or substantially increase our costs and associated liabilities.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to comply in all material respects with applicable environmental laws and regulations, we cannot assure you that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability. We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect operations in any area.

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

We do not plan to insure against all potential operating risks. We might incur substantial losses from, and be subject to substantial liability claims for, uninsured or underinsured risks related to our oil and natural gas operations.

We do not intend to insure against all risks. Our oil and natural gas exploration and production activities are subject to numerous hazards and risks associated with drilling for, producing and transporting oil and natural gas, and storing, transporting and using explosive materials, and any of the following risks can cause substantial losses:

•

environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination, underground migration and surface spills or mishandling of fracture stimulation fluids, including chemical additives;

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

•	spillage or mishandling of oil, natural gas, brine, well fluids, hydraulic fracturing fluids, toxic gas or other pollutants by third-party service providers;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death;

•	regulatory investigations and penalties; and

•	natural disasters.

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

We currently carry general liability insurance and excess liability insurance with a combined annual limit of $20.0 million per occurrence and $30.0 million in the aggregate. These insurance policies contain maximum policy limits and are subject to customary exclusions and limitations. Our general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if, the general liability insurance per occurrence limit is reached.

We also maintain control of well insurance and pollution insurance. Our control of well insurance has a per occurrence and combined single limit of $15.0 million and is subject to deductibles ranging from $150,000 to $500,000 per occurrence. Our pollution insurance has a per occurrence limit of $1.0 million and aggregate annual limit of $2.0 million.

We require our third-party service providers, including Viking International and Viking Geophysical, to sign master service agreements with us pursuant to which they agree to indemnify us for the personal injury and death of the service provider’s employees as well as subcontractors that are hired by the service provider. Similarly, we generally agree to indemnify our third-party service providers against similar claims regarding our employees and our other contractors.

We also require our third-party service providers that perform fracture stimulation operations for us to sign master service agreements containing the indemnification provisions noted above. We do not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to fracture stimulation operations. We believe that our general liability, excess liability and pollution insurance policies would cover third-party claims related to fracture stimulation operations and associated legal expenses, in accordance with, and subject to, the terms of such policies. However, these policies may not cover fines, penalties or costs and expenses related to government-mandated environmental clean-up responsibilities.

We might not be able to identify liabilities associated with properties or obtain protection from sellers against them, which could cause us to incur losses.

Our review and evaluation of prospects and future acquisitions might not necessarily reveal all existing or potential problems. For example, inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, may not be readily identified even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with acquired properties.

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

Each license or lease under which we operate has a fixed term. We may be unable to complete our exploration, development or production efforts prior to the expiration of licenses or leases. Failure to obtain government approval for a license or lease, an extension of the license or lease, be granted a new exploration license or lease or the failure to obtain a license or lease covering a sufficiently large area could prevent us from, or limit us in, continuing to explore, develop or produce a significant portion of the oil and natural gas interests covered by the license or lease. The determination of the amount of acreage to be covered by the production license or lease is in the discretion of the respective governments.

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

As of June 30, 2012, Mr. Mitchell beneficially owned approximately 40% of our outstanding common shares. As a result, Mr. Mitchell could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with our interests or the interests of our other shareholders.

The value of our common shares may be affected by matters not related to our own operating performance.

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

Management believes that we currently are a controlled foreign corporation for U.S. federal income tax purposes and that we will continue to be so treated. Consequently, a U.S. shareholder that owns 10% or more of the total combined voting power of all classes of our shares entitled to vote on the last day of our taxable year may be subject to certain adverse U.S. federal income tax rules with respect to the shareholder’s investment in us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

2.1	Stock Purchase Agreement, dated March 15, 2012, by and among TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd., Longe Energy Limited, TransAtlantic Petroleum (USA) Corp., TransAtlantic Pertroleum Cyprus Limited, Viking International Limited, Viking Geophysical Services, Ltd., Viking Oilfield Services SRL and Dalea Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

10.1	Management Services Agreement, effective February 1, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2012, filed with the SEC on April 26, 2012).

10.2	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.3	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.4	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Geophysical Services, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.5	Transition Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Services Management, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.6	Convertible Promissory Note, dated June 13, 2012, made by Dalea Partners, LP for the benefit of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL, 3rd
N. Malone Mitchell, 3rd Chief Executive Officer

By:	/s/ WIL F. SAQUETON
Wil F. Saqueton Chief Financial Officer

Date: August 14, 2012

INDEX TO EXHIBITS

2.1	Stock Purchase Agreement, dated March 15, 2012, by and among TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd., Longe Energy Limited, TransAtlantic Petroleum (USA) Corp., TransAtlantic Pertroleum Cyprus Limited, Viking International Limited, Viking Geophysical Services, Ltd., Viking Oilfield Services SRL and Dalea Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

10.1	Management Services Agreement, effective February 1, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2012, filed with the SEC on April 26, 2012).

10.2	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.3	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.4	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Geophysical Services, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.5	Transition Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Services Management, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.6	Convertible Promissory Note, dated June 13, 2012, made by Dalea Partners, LP for the benefit of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.