Form 10-Q/A
period 2012-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2012-09-10
CIK 1092289

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

EXPLANATORY NOTE

On August 14, 2012, TransAtlantic Petroleum Ltd. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Form 10-Q”). The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012 (this “Amendment No. 1”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012, as amended by this Amendment No. 1, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011;

(ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011;

(iii) Consolidated Statements of Equity for the Six Months Ended June 30, 2012;

(iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; and

(v) Notes to the Consolidated Financial Statements.

This Amendment No.1 is as of the original filing date of the Form 10-Q and does not reflect events that may have occured subsequent to the original filing date, and except as described above, no other changes have been made to the Form 10-Q.

Item 6. Exhibits

2.1	Stock Purchase Agreement, dated March 15, 2012, by and among TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd., Longe Energy Limited, TransAtlantic Petroleum (USA) Corp., TransAtlantic Pertroleum Cyprus Limited, Viking International Limited, Viking Geophysical Services, Ltd., Viking Oilfield Services SRL and Dalea Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

10.1	Management Services Agreement, effective February 1, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2012, filed with the SEC on April 26, 2012).

10.2	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.3	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.4	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Geophysical Services, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.5	Transition Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Services Management, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.6	Convertible Promissory Note, dated June 13, 2012, made by Dalea Partners, LP for the benefit of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34574), as filed with the Securities and Exchange Commission on August 14, 2012.
†	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL, 3rd
N. Malone Mitchell, 3rd
Chief Executive Officer

By:	/s/ WIL F. SAQUETON
Wil F. Saqueton
Chief Financial Officer

Date: September 10, 2012

INDEX TO EXHIBITS

2.1	Stock Purchase Agreement, dated March 15, 2012, by and among TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd., Longe Energy Limited, TransAtlantic Petroleum (USA) Corp., TransAtlantic Pertroleum Cyprus Limited, Viking International Limited, Viking Geophysical Services, Ltd., Viking Oilfield Services SRL and Dalea Partners, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012).

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated August 20, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.3	Bye-Laws of TransAtlantic Petroleum Ltd., dated July 14, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

10.1	Management Services Agreement, effective February 1, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2012, filed with the SEC on April 26, 2012).

10.2	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.3	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.4	Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Geophysical Services, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.5	Transition Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Services Management, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

10.6	Convertible Promissory Note, dated June 13, 2012, made by Dalea Partners, LP for the benefit of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 13, 2012, filed with the SEC on June 19, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34574), as filed with the Securities and Exchange Commission on August 14, 2012.
†	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.