Form 10-Q
period 2014-03-31
TRANSATLANTIC PETROLEUM LTD.
filed 2014-05-08
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2014, the registrant had 37,402,698 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,708	$12,881
Accounts receivable
Oil and natural gas sales, net	30,940	30,619
Joint interest and other	9,218	15,348
Related party	472	1,004
Prepaid and other current assets	5,681	5,072
Deferred income taxes	2,322	2,239
Assets held for sale	29	536

Total current assets	65,370	67,699

Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	273,968	260,857
Unproved	52,559	54,392
Equipment and other property	37,784	39,916

	364,311	355,165
Less accumulated depreciation, depletion and amortization	(111,787)	(104,193)

Property and equipment, net	252,524	250,972
Other long-term assets:
Other assets	8,215	8,880
Note receivable – related party	11,500	11,500
Goodwill	7,344	7,535

Total other assets	27,059	27,915

Total assets	$344,953	$346,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,582	$16,712
Accounts payable — related party	18,871	23,090
Accrued liabilities	20,047	20,658
Derivative liabilities	3,384	3,737
Asset retirement obligations	394	610
Loans payable	26,700	43,284
Liabilities held for sale	7,455	7,559

Total current liabilities	89,433	115,650
Long-term liabilities:
Asset retirement obligations	10,291	10,286
Accrued liabilities	6,439	6,487
Deferred income taxes	17,824	16,134
Loan payable	49,766	26,482
Derivative liabilities	2,869	4,230

Total long-term liabilities	87,189	63,619

Total liabilities	176,622	179,269
Commitments and contingencies
Shareholders’ equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 37,402,698 shares issued and outstanding as of March 31, 2014 and 37,340,206 shares issued and outstanding as of December 31, 2013	3,740	3,734
Additional paid-in capital	542,421	542,091
Accumulated other comprehensive loss	(68,280)	(64,985)
Accumulated deficit	(309,550)	(313,523)

Total shareholders’ equity	168,331	167,317

Total liabilities and shareholders’ equity	$344,953	$346,586

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Oil and natural gas sales	$32,984	$32,725
Sales of purchased natural gas	545	806
Other	117	513

Total revenues	33,646	34,044
Costs and expenses:
Production	4,131	5,527
Exploration, abandonment and impairment	4,141	3,864
Cost of purchased natural gas	485	712
Seismic and other exploration	3,294	243
Revaluation of contingent consideration	(2,500)	—
General and administrative	6,552	7,523
Depreciation, depletion and amortization	10,090	8,976
Accretion of asset retirement obligations	98	129

Total costs and expenses	26,291	26,974

Operating income	7,355	7,070
Other income (expense):
Interest and other expense	(1,203)	(890)
Interest and other income	273	375
Gain (loss) on commodity derivative contracts	962	(776)
Foreign exchange loss	(1,344)	(487)

Total other expense	(1,312)	(1,778)

Income from continuing operations before income taxes	6,043	5,292
Current income tax expense	(69)	(1,339)
Deferred income tax expense	(1,981)	(921)

Net income from continuing operations	3,993	3,032
Net loss from discontinued operations, net of taxes	(20)	(93)

Net income	$3,973	$2,939
Other comprehensive loss:
Foreign currency translation adjustment	(3,295)	(2,836)

Comprehensive income	$678	$103

Net income per common share:
Basic net income per common share:
Continuing operations	$0.11	$0.08
Discontinued operations	$0.00	$0.00
Weighted average common shares outstanding	37,392	36,888
Diluted net income per common share:
Continuing operations	$0.11	$0.08
Discontinued operations	$0.00	$0.00
Weighted average common and common equivalent shares outstanding	37,392	36,888

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2013	37,340	$3,734	$542,091	$(64,985)	$(313,523)	$167,317
Issuance of restricted stock units	63	6	(6)	—	—	—
Share-based compensation	—	—	396	—	—	396
Tax withholding on restricted stock units	—	—	(60)	—	—	(60)
Foreign currency translation adjustments	—	—	—	(3,295)	—	(3,295)
Net income	—	—	—	—	3,973	3,973

Balance at March 31, 2014	37,403	$3,740	$542,421	$(68,280)	$(309,550)	$168,331

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$3,973	$2,939
Adjustment for net loss from discontinued operations	20	93

Net income from continuing operations	3,993	3,032
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	396	382
Foreign currency loss	2,413	490
(Gain) loss on commodity derivative contracts	(962)	776
Cash settlement on commodity derivative contracts	(752)	(1,252)
Amortization of loan financing costs	127	128
Deferred income tax expense	1,981	921
Exploration, abandonment and impairment	4,141	3,864
Depreciation, depletion and amortization	10,090	8,976
Accretion of asset retirement obligations	98	129
Revaluation of contingent consideration	(2,500)	—
Changes in operating assets and liabilities
Accounts receivable	5,207	9,166
Prepaid expenses and other assets	(401)	219
Accounts payable and accrued liabilities	4,320	(7,182)

Net cash provided by operating activities from continuing operations	28,151	19,649
Net cash used in operating activities from discontinued operations	(20)	(1,072)

Net cash provided by operating activities	28,131	18,577
Investing activities:
Additions to oil and natural gas properties	(30,925)	(13,423)
Additions to equipment and other properties	(267)	(1,133)
Restricted cash	—	(7,110)

Net cash used in investing activities from continuing operations	(31,192)	(21,666)
Net cash provided by investing activities from discontinued operations	500	1,016

Net cash used in investing activities	(30,692)	(20,650)
Financing activities:
Tax withholding on restricted stock units	(60)	—
Loan proceeds	12,013	13,589
Loan repayment	(5,313)	(6,589)

Net cash provided by financing activities from continuing operations	6,640	7,000
Effect of exchange rate changes on cash	(252)	(267)
Net increase in cash and cash equivalents	3,827	4,660
Cash and cash equivalents, beginning of period	12,881	14,768

Cash and cash equivalents, end of period	$16,708	$19,428

Supplemental disclosures:
Cash paid for interest	$766	$702

Cash paid for taxes	$—	$396

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

(unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of March 31, 2014, we held interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of May 1, 2014, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013.

2. Recent accounting pronouncements

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. We do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements or results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	March 31, 2014	December 31, 2013
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$273,344	$260,232
Bulgaria	624	625

Total oil and natural gas properties, proved	273,968	260,857
Oil and natural gas properties, unproved:
Turkey	48,413	51,273
Bulgaria	4,146	3,119

Total oil and natural gas properties, unproved	52,559	54,392

Gross oil and natural gas properties	326,527	315,249
Accumulated depletion	(104,180)	(96,958)

Net oil and natural gas properties	$222,347	$218,291

At March 31, 2014 and December 31, 2013, we excluded $4.1 million and $1.5 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At March 31, 2014, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $33.2 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $132.5 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

At December 31, 2013, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $35.5 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $126.9 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

Impairment and dry hole costs

During the three months ended March 31, 2014 and 2013, we recorded $4.1 million and $3.9 million of impairment and exploratory dry hole costs, respectively. Of the $4.1 million of costs incurred during the three months ended March 31, 2014, approximately $1.1 million was related to cash spent during the three months ended March 31, 2014.

Capitalized cost greater than one year

As of March 31, 2014, we had $2.6 million and $1.7 million of exploratory well costs capitalized for the Kazanci-5 and Hayrabolu-10 wells, which we spud in September 2012 and February 2013, respectively. We are currently recompleting the Kazanci-5 well in the Osmancik and Danismen formation intervals and plan to put it on production in the next few months. The Hayrabolu-10 well has similar characteristics to the Kazanci-5 well, and we are waiting on the results of the Kazanci-5 well to develop the completion plan for it.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Other equipment	$3,560	$2,678
Inventory	22,179	24,318
Gas gathering system and facilities	4,371	4,485
Vehicles	316	321
Leasehold improvements, office equipment and software	7,358	8,114

Gross equipment and other property	37,784	39,916
Accumulated depreciation	(7,607)	(7,235)

Net equipment and other property	$30,177	$32,681

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At March 31, 2014, we excluded $22.2 million of inventory and $0.9 million of software from depreciation, as the inventory and software had not been placed into service. At December 31, 2013, we excluded $24.3 million of inventory and $0.7 million of software from depreciation, as the inventory and software had not been placed into service.

4. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Asset retirement obligations at beginning of period	$10,896	$11,958
Change in estimates	—	(7)
Liabilities settled	(206)	(296)
Foreign exchange change effect	(271)	(2,258)
Additions	168	991
Accretion expense	98	508

Asset retirement obligations at end of period	10,685	10,896
Less: current portion	394	610

Long-term portion	$10,291	$10,286

Our asset retirement obligations are measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

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

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive income under the caption “Gain (loss) on commodity derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on commodity derivative contracts.” We are required under our amended and restated credit facility (the “Amended and Restated Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and Standard Bank Plc (“Standard Bank”), to hedge between 30% and 75% of our anticipated production volumes in the Selmo and Arpatepe oil fields in Turkey.

During the three months ended March 31, 2014 and 2013, we recorded net gain on commodity derivative contracts of $1.0 million and a net loss of $0.8 million, respectively.

At March 31, 2013 and December 31, 2013, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of March 31, 2014

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	April 1, 2014—December 31, 2014	614	$80.72	$117.84	$(192)

					$(192)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	April 1, 2014—December 31, 2014	708	$85.00	$97.13	$162.13	$(1,988)
Three-way collar contract	January 1, 2015—December 31, 2015	1,016	$85.00	$91.88	$151.88	(4,073)

						$(6,061)

Fair Value of Derivative Instruments as of December 31, 2013

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	January 1, 2014—December 31, 2014	622	$80.83	$118.07	$(387)

					$(387)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	January 1, 2014—December 31, 2014	726	$85.00	$97.13	$162.13	$(3,350)
Three-way collar contract	January 1, 2015—December 31, 2015	1,016	$85.00	$91.88	$151.88	(4,230)

						$(7,580)

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets and (ii) the net recorded fair value as reflected on our consolidated balance sheets at March 31, 2014 and December 31, 2013.

		As of March 31, 2014
Underlying commodity	Location on Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet
		(in thousands)
Crude oil	Current liabilities	$3,384	$—	$3,384
Crude oil	Long-term liabilities	$2,869	$—	$2,869

		As of December 31, 2013
Underlying commodity	Location on Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet
		(in thousands)
Crude oil	Current liabilities	$3,737	$—	$3,737
Crude oil	Long-term liabilities	$4,230	$—	$4,230

6. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	March 31, 2014	December 31, 2013
Floating Rate Debt	(in thousands)
Amended and Restated Credit Facility	$49,766	$49,766
TBNG credit facility	26,700	20,000

Loans payable	76,466	69,766
Less: current portion	26,700	43,284

Long-term portion	$49,766	$26,482

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

Availability under the Amended and Restated Credit Facility is subject to a borrowing base. The borrowing base is re-determined quarterly on January 1st, April 1st, July 1st and October 1st of each year. Following our borrowing base redetermination on January 1, 2014, the borrowing base is currently $43.1 million. At March 31, 2014, we had borrowed $49.8 million under the Amended and Restated Credit Facility. The lenders have granted the Borrowers a waiver to extend until May 15, 2014 a mandatory prepayment due as a result of our borrowings exceeding the borrowing base.

At March 31, 2013, we were not in compliance with Section 8.17(a) of our Amended and Restated Credit Facility, which requires the Borrowers to maintain a current ratio of not less than 1.10:1.0. The lenders have granted the Borrowers a waiver on the current ratio requirement through March 31, 2015.

Senior Credit Facility

On May 6, 2014, the Borrowers entered into a senior secured credit facility (the “Senior Credit Facility”) with BNP Paribas and the International Finance Corporation (“IFC”). The Senior Credit Facility is guaranteed by TransAtlantic Petroleum Ltd. and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide. We intend to use borrowings under the Senior Credit Facility to pay off in full the Amended and Restated Credit Facility and to fund our oil and natural gas development and exploration activities in Turkey. See Note 13 Subsequent events.

TBNG credit facility

On June 18, 2013, our wholly owned subsidiary Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) entered into a 78.8 million New Turkish Lira (“TRY”) (approximately $36.0 million at March 31, 2014) unsecured line of credit with a Turkish bank, of which 60 million TRY is available in cash for TBNG and 18.8 million TRY is available in the form of non-cash bank guarantees and letters of credit for TBNG and several other of our wholly owned subsidiaries operating in Turkey. The interest rate is established at the time of each borrowing. We have made three borrowings under this credit facility, on October 9, 2013, November 5, 2013 and January 22, 2014 each of which has a one-year term at a fixed interest rate of 4.6% per annum. At maturity, we expect to renew the borrowings for one additional year at then current market interest rates. As of March 31, 2014, we had borrowed $26.7 million under this credit facility.

7. Contingencies relating to exploration permits

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

Aglen

In the second quarter of 2012, we were notified that the Bulgarian government may seek to recover approximately $2.0 million in contractual obligations under our Aglen exploration permit work program. Due to the Bulgarian government’s January 2012 ban on fracture stimulation and related activities, a force majeure event under the terms of the exploration permit was recognized by the government. Although we invoked force majeure, we recorded $2.0 million in general and administrative expense relating to our Aglen exploration permit during 2012 for this contractual obligation.

Direct Petroleum

In July 2013, we entered into a second amendment (the “Amendment”) to the Purchase Agreement with Direct Petroleum Exploration, LLC (“Direct”). The Amendment set forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements pursuant to the Amendment during April 2014, which resulted in the reversal of the $2.5 million contingent liability recorded in 2011. The reversal is recognized in our consolidated statements of comprehensive income under the caption “Revaluation of contingent consideration” during the three months ended March 31, 2014.

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of March 31, 2014, we had not recorded a contingent liability for this contingent consideration.

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

8. Shareholders’ equity

Reverse stock split

On March 4, 2014, our shareholders approved a 1-for-10 reverse stock split, which became effective March 6, 2014. Pursuant to the reverse stock split, all shareholders of record received one common share for each ten common shares owned (subject to minor adjustments as a result of fractional shares). The reverse stock split reduced the issued and outstanding common shares from 374,026,984 to 37,402,698. U.S. GAAP requires that the reverse stock split be applied retrospectively to all periods presented. As a result, all common share amounts and transactions herein have been adjusted to reflect the 1-for-10 reverse stock split.

Restricted stock units

We recorded share-based compensation expense of $0.4 million for awards of restricted stock units (“RSUs”) for each of the three months ended March 31, 2014 and 2013.

As of March 31, 2014, we had approximately $2.2 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

Earnings per share

We account for earnings per share in accordance with Accounting Standards Codification (“ASC”) Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three months ended March 31, 2014 equals net income divided by the weighted average shares outstanding during the period. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the three months ended March 31, 2014 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Net income from continuing operations	$3,993	$3,032
Net loss from discontinued operations	$(20)	$(93)
Basic net income per common share:
Shares:
Weighted average common shares outstanding	37,392	36,888

Basic net income per common share:
Continuing operations	$0.11	$0.08

Discontinued operations	$0.00	$0.00

Diluted net income per common share:
Shares:
Weighted average common shares outstanding	37,392	36,888

Diluted net income per common share:
Continuing operations	$0.11	$0.08

Discontinued operations	$0.00	$0.00

9. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended March 31, 2014
Total revenues	$—	$33,639	$7	$33,646
Income (loss) from continuing operations before income taxes	(3,820)	7,500	2,363	6,043
Capital expenditures	$169	$21,781	$1,041	$22,991
For the three months ended March 31, 2013
Total revenues	$—	$33,976	$68	$34,044
Income (loss) from continuing operations before income taxes	(2,980)	8,372	(100)	5,292
Capital expenditures	$—	$18,699	$—	$18,699
Segment assets
March 31, 2014	$14,427	$323,302	$7,195	$344,924	(1)
December 31, 2013	$14,070	$321,749	$10,231	$346,050	(1)
Goodwill
March 31, 2014	$—	$7,344	$—	$7,344
December 31, 2013	$—	$7,535	$—	$7,535

(1)	Excludes assets held for sale from our discontinued Moroccan operations of $29,000 and $0.5 million at March 31, 2014 and December 31, 2013, respectively.

10. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Bulgarian Lev, European Union Euro, and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At March 31, 2014, we had 22.1 million TRY (approximately $10.1 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including but not limited to, supply and demand. At March 31, 2014 and December 31, 2013, we were a party to commodity derivative contracts. See Note 5 Commodity derivative contracts.

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

Fair value measurements

Cash and cash equivalents, receivables, accounts payable, accrued liabilities, and the TBNG credit facility were each estimated to have a fair value approximating their carrying amount at March 31, 2014 and December 31, 2013 due to the short maturity of those instruments. Indebtedness under the Amended and Restated Credit Facility was estimated to have a fair value approximating the carrying amount at March 31, 2014 and December 31, 2013 since the interest rate is generally market sensitive.

The following table summarizes the valuation of our financial assets and liabilities as of March 31, 2014:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Liabilities:
Derivative financial instruments (commodity)	$—	$(6,253)	$—	$(6,253)

Total	$—	$(6,253)	$—	$(6,253)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2013:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Liabilities:
Derivative financial instruments (commodity)	$—	$(7,967)	$—	$(7,967)

Total	$—	$(7,967)	$—	$(7,967)

11. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Related party accounts receivable:
Viking International master services agreement	$418	$939
Riata Management Service Agreement	54	65

Total related party accounts receivable	$472	$1,004

Related party accounts payable:
Viking International master services agreement	$16,438	$15,956
Viking Geophysical master services agreement	2,051	6,800
Riata Management Service Agreement	382	334

Total related party accounts payable	$18,871	$23,090

On June 13, 2012, we entered into separate master services agreements with each of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services, Ltd. (“Viking Geophysical”) in connection with the sale of our oilfield services business. Pursuant to the master services agreements with Viking International and VOS, we are entitled to receive certain oilfield services and materials, including, but not limited to, drilling rigs and fracture stimulation equipment that are needed for our operations in Turkey and Bulgaria. Pursuant to the master services agreement with Viking Geophysical, we are also entitled to receive geophysical services and materials that are needed for our operations in those countries. Each master services agreement is for a five-year term.

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

On March 26, 2014, our wholly owned subsidiaries, TEMI and TBNG, entered into an equipment yard services agreement effective as of April 1, 2014 with Viking International for services related to the use of oilfield equipment yards located in Diyarbakir, Tekirdag and Muratli, Turkey. The initial term of the agreement is for twelve months, and the term of the agreement renews automatically for additional twelve-month periods unless earlier terminated. During the initial term, TEMI will pay monthly service fees of $17,250 to Viking International for services related to the use of the Diyarbakir equipment yard, and TBNG will pay monthly service fees of $17,250 to Viking International for services related to the use of the Tekirdag and Muratli equipment yards.

For the three months ended March 31, 2014 and 2013, we incurred expenses of $19.0 million and $20.2 million, respectively, related to our various related party agreements.

12. Discontinued operations

Discontinued operations in Morocco

On June 27, 2011, we decided to discontinue our operations in Morocco. We have transferred our oilfield services equipment from Morocco to Turkey and have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented.

The assets and liabilities held for sale are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Cash	$16	$23
Other assets	13	513

Total assets held for sale	$29	$536

Accrued expenses and other liabilities	$7,455	$7,559

Total liabilities held for sale	$7,455	$7,559

Our operating results from discontinued operations for the three months ended March 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(in thousands)
Total revenues	$—	$—
Total costs and expenses	(20)	(86)
Total other expense	—	(7)

Loss from discontinued operations before income taxes	(20)	(93)
Income tax provision	—	—

Loss from discontinued operations, net of taxes	$(20)	$(93)

13. Subsequent events

Senior Credit Facility. On May 6, 2014, the Borrowers entered into the Senior Credit Facility with BNP Paribas and IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by TransAtlantic Petroleum Ltd. and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (each, a “Guarantor”).

The amount drawn under the Senior Credit Facility may not exceed the lesser of (i) $150.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. The lenders have initial aggregate commitments of $80.0 million, with individual commitments of $40.0 million each. The Company has the ability to increase the commitments up to $150 million by March 31, 2016. On the first day of each fiscal quarter commencing April 1, 2016, the lenders’ commitments are subject to reduction in an amount equal to 7.69% of the aggregate commitments in effect on April 1, 2016.

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015. The initial borrowing base is $78.0 million. The borrowing base amount equals, for any calculation date, the lowest of:

•	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00; and

•	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00.

The Senior Credit Facility matures on the earlier of (i) March 31, 2019, or (ii) the last date of the borrowing base calculation period that immediately precedes the date that the semi-annual banking case of BNP Paribas and the Borrowers determines that the aggregate amount of hydrocarbons to be produced from the borrowing base assets in Turkey are less than 25% of the amount of hydrocarbons to be produced from the borrowing base assets shown in the initial banking case prepared by BNP Paribas and the Borrowers. The Senior Credit Facility bears various letter of credit sub-limits, including among other things, sub-limits of up to (i) $10.0 million, (ii) the aggregate available unused and uncancelled portion of the lenders’ commitments or (iii) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment.

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum. The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

The Senior Credit Facility is secured by a pledge of (i) the local collection accounts and offshore collection accounts of each of the Borrowers, (ii) the receivables payable to each of the Borrowers, (iii) the shares of each Borrower and (iv) substantially all of the present and future assets of the Borrowers.

The Borrowers are required to comply with certain financial and non-financial covenants under the Senior Credit Facility, including maintaining the following financial ratios during the four most recently completed fiscal quarters occurring on or after March 31, 2014:

•	ratio of combined current assets to combined current liabilities of not less than 1.10 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to aggregate amounts payable under the Senior Credit Facility of not less than 1.50 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to interest expense of not less than 4.00 to 1.00; and

•	ratio of total debt to EBITDAX of less than 2.50 to 1.00.

The Senior Credit Facility defines EBITDAX as net income (excluding extraordinary items) plus, to the extent deducted in calculating such net income, (i) interest expense (excluding interest paid-in-kind, or non-cash interest expense and interest incurred on certain subordinated intercompany debt or interest on equity recapitalized into subordinated debt), (ii) income tax expense, (iii) depreciation, depletion and amortization expense, (iv) amortization of intangibles and organization costs, (v) any extraordinary, unusual or non-recurring non-cash expenses or losses, (vi) expenses incurred in connection with oil and gas exploration activities entered into in the ordinary course of business (including related drilling, completion, geological and geophysical costs), (vii) transaction costs, expenses and fees incurred in connection with the negotiation, execution and delivery of the Senior Credit Facility and the related loan documents, minus, to the extent included in calculating net income, (a) any extraordinary, unusual or non-recurring income or gains (including, gains on the sales of assets outside of the ordinary course of business) and (b) any other non-cash income or gains.

Pursuant to the terms of the Senior Credit Facility, until amounts under the Senior Credit Facility are repaid, each of the Borrowers shall not, and shall cause each of its subsidiaries not to, in each case subject to certain exceptions (i) incur indebtedness or create any liens, (ii) enter into any agreements that prohibit the ability of any Borrower or its subsidiaries to create any liens, (iii) enter into any merger, consolidation or amalgamation, liquidate or dissolve, (iv) dispose of any property or business, (v) pay any dividends, distributions or similar payments to shareholders, (vi) make certain types of investments, (vii) enter into any transactions with an affiliate, (viii) enter into a sale and leaseback arrangement, (ix) engage in any business or business activity, own any assets or assume any liabilities or obligations except as necessary in connection with, or reasonably related to, its business as an oil and natural gas exploration and production company or operate or carry on business in any jurisdiction outside of Turkey or its jurisdiction of formation, (x) change its organizational documents, (xi) permit its fiscal year to end on a day other than December 31st or change its method of determining fiscal quarters, or alter the accounting principles it uses, (xii) modify certain hydrocarbon licenses and agreements or material contracts, (xiii) enter into any hedge agreement for speculative purposes, (xiv) open or maintain new deposit, securities or commodity accounts, (xv) use the proceeds from any loan in the territories of any country that is not a member of the World Bank, (xvi) incur any expenditure that is not covered by the projections in the most recent corporate cashflow projection, (xvii) modify its social and environmental action plans as determined in conjunction with IFC, (xviii) enter into any transaction or engage in any activity prohibited by the United Nations Security Council, or (xix) engage in any corrupt, fraudulent, coercive, collusive or obstructive practice.

An event of default under the Senior Credit Facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios, failure to obtain an extension of the Selmo production lease before December 31, 2014 and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or any Guarantor or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or Guarantor; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the Senior Credit Facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis. Provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

We plan to use proceeds from the Senior Credit Facility to pay off in full our Amended and Restated Credit Facility by May 15, 2014 and to fund our oil and natural gas development and exploration activities in Turkey.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of March 31, 2014, we held interests in approximately 1.9 million net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of May 1, 2014, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

Financial and Operational Performance Highlights.

Highlights of our financial and operational performance for the first quarter of 2014 include:

•	We reported $4.0 million of net income from continuing operations. This includes a $1.0 million gain on our commodity derivative contracts and a $2.5 million non-cash benefit from the reversal of a contingent liability related to the Decentci-R2 well in Bulgaria.

•	We derived 76.5% of our oil and natural gas revenues from the production of oil and 23.5% from the production of natural gas.

•	Total oil and natural gas sales revenues increased 1% to $33.0 million for the quarter ended March 31, 2014 from $32.7 million in the same period in 2013. The increase was primarily the result of an increase in sales volumes of 43 Mboe, which was partially offset by an $8.44 per Boe decrease in the average sales price received.

•	Wellhead production increased to 261 net thousand barrels (“Mbbls”) of oil and 1,060 net million cubic feet (“Mmcf”) of natural gas, as compared to 244 Mbbls of oil and 856 Mmcf of natural gas for the same period in 2013.

•	For the quarter ended March 31, 2014, we incurred $26.1 million in capital expenditures, including seismic and corporate expenditures, as compared to capital expenditures of $18.7 million for the quarter ended March 31, 2013.

•	As of March 31, 2014, we had $49.8 million in long-term debt and $26.7 million in short-term debt, as compared to $26.5 million in long-term debt and $43.3 million in short-term debt as of December 31, 2013.

Recent Developments

Idil Farm-Out. In February 2014, our wholly owned subsidiary, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), and Selsinsan Petrol Maden T.O. San ve Tic. Ltd. Sti. (“Selsinsan”) entered into a farm-out agreement with Onshore Petroleum Company AS (“Onshore”), a private oil and gas company. Pursuant to the agreement, Onshore will fund 100% of our initial exploration well, up to $3.5 million, on the Idil license in southeastern Turkey. Expenses over $3.5 million will be split equally between us and Onshore. In exchange, TransAtlantic Turkey and Selsinsan assigned Onshore a 50% interest in the Idil license.

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

Reverse Stock Split. On March 4, 2014, our shareholders approved a 1-for-10 reverse stock split, which became effective March 6, 2014. Pursuant to the reverse stock split, all shareholders of record received one common share for each ten common shares owned (subject to minor adjustments as a result of fractional shares). The reverse stock split reduced the issued and outstanding common shares from 374,026,984 to 37,402,698. U.S. GAAP requires that the reverse stock split be applied retrospectively to all periods presented. As a result, all common share amounts and transactions described herein have been adjusted to reflect the 1-for-10 reverse stock split.

Senior Credit Facility. On May 6, 2014, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Amity Oil International Pty. Ltd. (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”)(collectively, the “Borrowers”) entered into a senior secured credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”). Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by

TransAtlantic Petroleum Ltd. and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (each, a “Guarantor”). We expect to use the proceeds from the Senior Credit Facility to pay off in full our existing senior secured credit facility by May 15, 2014 and to fund our oil and natural gas development and exploration activities in Turkey.

First Quarter 2014 Operational Update

During the first quarter of 2014, we further developed our oil fields in southeastern Turkey and our Thrace Basin natural gas fields in northwestern Turkey. We continue to make progress on the completion of one well in Bulgaria.

Turkey-Southeast

Molla. We completed shooting approximately 90% of our 800 km2 Molla 3D seismic program and expect to shoot the remaining seismic in the second quarter of 2014. The final phase of processed data is projected to be delivered in the third quarter of 2014. We spudded the Bahar-2ST well to test the Bedinan formation west of the original Bahar-2 bottom-hole location. Following the Bahar-2ST, we intend to drill the Bahar-3, a vertical well planned to yield additional confirmation of the Bahar structure.

Selmo. We spudded our sixth MSD horizontal well, the Selmo-84H, which we expect to complete in the second quarter of 2014. We completed the Selmo-92H, our fifth MSD horizontal well, which had initial production of 250 barrels of oil per day (“bbl/d”) gross. We expect to spud six additional horizontal wells in the Selmo field in 2014.

We initiated a waterflood pilot test program in the Selmo field in which two Selmo wells were shut-in for conversion to injector wells. The first conversion was successfully completed, and we have begun to inject water into the Selmo field. We believe secondary recovery will increase production from the field and we intend to conduct at least two additional waterflood pilot tests in the field in 2014. Additionally, we took six Selmo wells offline to conduct polymer injection for an expected net oil enhancement.

Arpatepe. We spudded the Arpatepe-7, a Bedinan appraisal well, which we plan to complete during the second quarter of 2014. We plan to drill one additional appraisal well and initiate a waterflood pilot test during the remainder of 2014.

Turkey-Thrace Basin, Northwest

We drilled our first horizontal well in the Mezardere siltstone, the BTD-2H and completed it with an eight-stage stimulation. Initial production was 2.0 million cubic feet of natural gas per day (“Mmcf/d”) gross and production increased to 2.3 Mmcf/d gross as additional stages of the well were completed. We drilled and completed a second horizontal well in the Mezardere siltstone, the TDR-11H, with a 10-stage stimulation, and it had initial production of 2.0 Mmcf/d gross. We have processed approximately 75% of our Osmanli 3D seismic program, and expect to process the remainder of the data in the second quarter of 2014. During the remainder of 2014, we expect to drill between eight and twelve conventional shallow wells and between four and eight additional horizontal wells in the Thrace Basin.

Bulgaria

We reached target depth of 14,500 feet on the Decentci-R2 well in January 2014 and are currently conducting ongoing testing of the well.

Planned Operations

We continue to actively explore and develop our existing oil and natural gas properties in Turkey and evaluate opportunities for further activities in Bulgaria. Our success will depend in part on discovering additional hydrocarbons in commercial quantities and then bringing these discoveries into production. For the remainder of 2014, we are focused on accomplishing the following objectives:

•	Increase Reserves and Production. We increased our proved reserves by 5.4% in 2013. Based on our 2013 exit rate, we increased our average daily wellhead production rate by 24% during the second half of 2013. We plan to continue to increase our oil and natural gas reserves and production in Turkey through exploration and development on our Selmo, Molla and Thrace Basin exploration licenses and production leases, including the application of 3D seismic, horizontal drilling and fracture stimulation techniques. During the remainder of 2014, we plan to drill or participate in the drilling of between 14 and 22 new gross wells in southeastern Turkey and between 12 and 20 new gross wells in northwestern Turkey, and recomplete between 10 and 20 existing gross wells in northwestern Turkey.

•	Utilize New 3D Seismic Data to Improve Well Targeting. During 2013, we spent $12.8 million shooting 3D seismic over areas of Turkey where 3D seismic data did not previously exist. We expect this new data will improve our ability to target well locations, drill wells and ultimately delineate hydrocarbon reservoirs.

•	Expand the Use of Horizontal Drilling. During 2013, we expanded our use of horizontal drilling, employing it on 13 of 35 wells drilled, with successful results in the Selmo, Molla and Thrace Basin areas. During the remainder of 2014, we anticipate extensive use of horizontal drilling techniques on our wells in southeastern and northwestern Turkey to more effectively extract hydrocarbons and increase our returns on invested capital.

•	Continue to Expand Fracture Stimulation Program. In 2013, we expanded our use of hydraulic fracturing technology to complete otherwise low productive formations in Turkey. The evolution of fracturing fluids and stimulation designs has yielded positive results in both northwestern and southeastern Turkey. For the remainder 2014, we plan to continue optimizing our hydraulic fracturing techniques to improve well performance and economics.

We expect net field capital expenditures for the remainder of 2014 to range between $55.0 million and $70.0 million for the drilling and completion of between 26 and 42 gross wells, the recompletion of between 10 and 20 existing gross wells, the processing of remaining seismic data, infrastructure improvements and other capital investments. Of these expenditures, we expect to spend approximately 15% in northwestern Turkey, devoted to developing conventional and unconventional natural gas production and building infrastructure. Most of the remaining 85% of these anticipated expenditures is expected to be invested in southeastern Turkey, devoted to drilling developmental and exploratory oil wells at Selmo, Arpatepe and Molla and acquiring seismic data. We expect cash on hand, borrowings from our credit facilities and cash flow from operations will be sufficient to fund the remainder of our 2014 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2014 capital expenditure budget is subject to change. We currently plan to execute the following drilling and exploration activities during the second, third and fourth quarters of 2014:

Turkey. We plan to drill between 26 and 42 gross wells, between 17 and 25 of which are expected to be drilled horizontally and approximately 75% of which will be fracture stimulated. We also plan to continue our waterflood pilot test program.

Bulgaria. We plan to further evaluate exploration activities on our Koynare Production Concession following the results from our testing of the Deventci-R2 well.

Discontinued Operations in Morocco

In June 2011, we decided to discontinue our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for the three months ended March 31, 2014 and March 31, 2013.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3. Significant accounting policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. We do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements or results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations—Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Our results of operations for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Change
	2014	2013	2014-2013
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Wellhead production:
Oil (Mbbl)	261	244	17
Natural gas (Mmcf)	1,060	856	204
Total production (Mboe)	438	387	51
Average daily wellhead production (Boepd)	4,866	4,300	566
Sales volumes:
Oil (Mbbl)	260	239	21
Natural gas (Mmcf)	934	801	133
Total sales volumes (Mboe)	416	373	43
Average daily sales volumes (Boepd)	4,622	4,144	478
Average sales prices:
Oil (per Bbl)	$97.05	$103.00	$(5.95)
Natural gas (per Mcf)	$8.30	$10.12	$(1.82)
Oil equivalent (per Boe)	$79.29	$87.73	$(8.44)
Revenues:
Oil and natural gas sales	32,984	32,725	259
Sale of purchased natural gas	545	806	(261)
Other	117	513	(396)

Total revenues	33,646	34,044	(398)
Costs and expenses:
Production	4,131	5,527	(1,396)
Exploration, abandonment and impairment	4,141	3,864	277
Cost of purchased natural gas	485	712	(227)
Seismic and other exploration	3,294	243	3,051
Revaluation of contingent consideration	(2,500)	—	(2,500)
General and administrative	6,552	7,523	(971)
Depletion	9,559	8,386	1,173
Depreciation and amortization	531	590	(59)
Interest and other expense	1,203	890	313
Foreign exchange loss	1,344	487	857
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	(752)	(1,252)	500
Change in fair value on commodity derivative contracts	1,714	476	1,238

Total loss on commodity derivative contracts	962	(776)	1,738
Oil and natural gas costs per Boe(1):
Production	$8.70	$12.97	$(4.27)
Depletion	$20.12	$19.69	$0.43

(1)	We have recalculated the oil and natural gas costs per Boe for the three months ended March 31, 2013 based on working interest volumes before royalty deductions to conform to current-year presentation.

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased $0.3 million to $33.0 million for the three months ended March 31, 2014, from $32.7 million realized in the same period in 2013. Of the increase, $3.8 million was due to an increase in sales volumes of 43 Mboe. This was partially offset by a decrease of $3.5 million, primarily due to lower average realized prices per Boe. Our average price received decreased $8.44 per Boe to $79.29 per Boe for the three months ended March 31, 2014, from $87.73 per Boe for the same period in 2013.

Production. Production expenses for the three months ended March 31, 2014 decreased to $4.1 million or $8.70 per Boe from $5.5 million or $12.97 per Boe for the same period in 2013. The decrease was primarily due to less workover activity of $0.8 million during the three months ended March 31, 2014 and a reduction in severance expense to field employees of $0.6 million.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended March 31, 2014 increased $0.2 million to $4.1 million, from $3.9 million for the same period in 2013. During the three months ended March 31, 2014, one well was impaired for $3.5 million, as compared to the three months ended March 31, 2013, when there were three wells written off for a total of $3.4 million.

Seismic and Other Exploration. Seismic and other exploration costs increased to $3.3 million for the three months ended March 31, 2014, compared to $0.2 million for the same period in 2013. The increase was primarily due to seismic acquisition activities conducted on our West Molla license during the three months ended March 31, 2014.

General and Administrative. General and administrative expense was $6.6 million for the three months ended March 31, 2014, compared to $7.5 million for the same period in 2013. The decrease was primarily due to $0.5 million decrease in employee-related costs resulting from a reduction in head count and a $0.3 million decrease in office expenses and rent.

Depletion. Depletion increased to $9.6 million or $20.12 per Boe for the three months ended March 31, 2014, compared to $8.4 million or $19.69 per Boe for the same period of 2013. The increase was primarily due to additions to proved properties during the three months ended March 31, 2014.

Depreciation and Amortization. Depreciation and amortization decreased to $0.5 million for the three months ended March 31, 2014, compared to $0.6 million for the same period of 2013.

Interest and Other Expense. Interest and other expense increased to $1.2 million for the three months ended March 31, 2014, compared to $0.9 million for the same period in 2013. The increase was due to an increase in our average level of debt outstanding during the three months ended March 31, 2014 compared to the same period in 2013. At March 31, 2014, we had $76.5 million of total debt outstanding, as compared to $39.8 million at March 31, 2013.

Foreign Exchange Loss. We recorded a foreign exchange loss of $1.3 million during the three months ended March 31, 2014, compared to a loss of $0.5 million in the same period in 2013. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The increase in foreign exchange loss in the three months ended March 31, 2014 was due to a 2.6% decrease in the value of the TRY compared to the U.S. Dollar, compared to the change in the value of the TRY for the three months ended March 31, 2013.

Gain (Loss) on Commodity Derivative Contracts. During the three months ended March 31, 2014, we recorded a net gain on commodity derivative contracts of approximately $1.0 million, compared to a net loss of $0.8 million for the same period in 2013. During the three months ended March 31, 2014, we recorded a $1.7 million gain to mark our commodity derivative contracts to their fair value and a $0.7 million loss on settled contracts. During the same period in 2013, we recorded a $0.5 million gain to mark our derivative contracts to their fair value and a $1.3 million loss on settled contracts. We are required under our Amended and Restated Credit Facility to hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey.

Discontinued Operations. All revenues and expenses associated with our Moroccan operations for the three months ended March 31, 2014 and 2013 have been included in discontinued operations.

The results of these discontinued operations were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Costs and expenses:
Production	$—	$69
General and administrative	20	17

Total costs and expenses	20	86

Operating loss	(20)	(86)
Other expense:
Interest and other expense	—	(7)

Total other expense	—	(7)

Net loss from discontinued operations, net of taxes	$(20)	$(93)

Capital Expenditures

For the quarter ended March 31, 2014, we incurred $26.1 million in capital expenditures, including seismic and corporate expenditures, compared to $18.7 million for the quarter ended March 31, 2013. The increase in capital expenditures was primarily due to increased drilling and completion activities in the Selmo field and the seismic acquisition activities conducted in southeastern Turkey.

We expect net field capital expenditures for the remainder of 2014 to range between $55.0 million and $70.0 million for the drilling and completion of between 26 and 42 gross wells, the recompletion of between 10 and 20 existing gross wells, the processing of remaining seismic data, infrastructure improvements and other capital investments. Of these expenditures, we expect to spend approximately 15% in northwestern Turkey, devoted to developing conventional and unconventional natural gas production and building infrastructure. Most of the remaining 85% of these anticipated expenditures is expected to be invested in southeastern Turkey, devoted to drilling developmental and exploratory oil wells at Selmo, Arpatepe and Molla and acquiring seismic data. We expect cash on hand, borrowings from our credit facilities and cash flow from operations will be sufficient to fund the remainder of our 2014 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2014 capital expenditure budget is subject to change.

Liquidity and Capital Resources

Our primary sources of liquidity for the first quarter of 2014 were our cash and cash equivalents and borrowings under our Amended and Restated Credit Facility and TBNG credit facility. At March 31, 2014, we had cash and cash equivalents of $16.7 million, $49.8 million in long-term debt, $26.7 million in short-term debt and a working capital deficit of $15.6 million (excluding assets and liabilities held for sale, deferred income taxes and derivative liabilities), compared to cash and cash equivalents of $12.9 million, $26.5 million in long-term debt, $43.3 million in short-term debt and a working capital deficit of $39.4 million at December 31, 2013 (excluding assets and liabilities held for sale, deferred income taxes and derivative liabilities). Cash provided by operating activities from continuing operations during the first quarter of 2014 was $28.2 million, compared to cash provided by operating activities from continuing operations of $19.6 million in the first quarter of 2013.

Cash used in investing activities from continuing operations during the first quarter of 2014 increased to $31.2 million, compared to cash used in investing activities from continuing operations of $21.7 million in the first quarter of 2013, due primarily to increased drilling and completions activities conducted on our Selmo oil field. Additionally, cash provided by financing activities from continuing operations decreased to $6.6 million in the first quarter of 2014, compared to cash provided by financing activities from continuing operations of $7.0 million in the first quarter of 2013, due primarily to a reduction in borrowings.

As of March 31, 2014, the outstanding principal amount of our debt was $76.6 million. In addition to cash, cash equivalents and cash flow from operations, at May 6, 2014, we had the Amended and Restated Credit Facility, the Senior Credit Facility and the TBNG Credit Facility, all of which are described below.

Amended and Restated Credit Facility. The Borrowers are borrowers under the Amended and Restated Credit Facility. Each of the Borrowers is our wholly owned subsidiary. The Amended and Restated Credit Facility is guaranteed by TransAtlantic Petroleum Ltd. and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide.

The amount drawn under the Amended and Restated Credit Facility may not exceed the lesser of (i) $250.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. At March 31, 2014, the lenders had aggregate commitments of $60.0 million, with individual commitments of $30.0 million each.

Availability under the Amended and Restated Credit Facility is subject to a borrowing base. The borrowing base is re-determined quarterly on January 1st, April 1st, July 1st and October 1st of each year. Following our borrowing base redetermination on January 1, 2014, the borrowing base is currently $43.1 million. At March 31, 2014, we had borrowed $49.8 million under the Amended and Restated Credit Facility. The lenders have granted the Borrowers a waiver to extend until May 15, 2014 a mandatory prepayment due as a result of our borrowings exceeding the borrowing base.

At March 31, 2013, we were not in compliance with Section 8.17(a) of our Amended and Restated Credit Facility, which requires the Borrowers to maintain a current ratio of not less than 1.10:1.0. The lenders have granted the Borrowers a waiver on the current ratio requirement through March 31, 2015.

Pursuant to the Amended and Restated Credit Facility, TEMI entered into costless derivative contracts and three-way collar contracts with Standard Bank and BNP Paribas, which hedge the price of oil during 2014 and 2015.

Senior Credit Facility. On May 6, 2014, the Borrowers entered into the Senior Credit Facility with BNP Paribas and IFC. The Senior Credit Facility is guaranteed by TransAtlantic Petroleum Ltd. and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide.

The amount drawn under the Senior Credit Facility may not exceed the lesser of (i) $150.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. The lenders have initial aggregate commitments of $80.0 million, with individual commitments of $40.0 million each. The Company has the ability to increase the commitments up to $150 million by March 31, 2016. On the first day of each fiscal quarter commencing April 1, 2016, the lenders’ commitments are subject to reduction in an amount equal to 7.69% of the aggregate commitments in effect on April 1, 2016.

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015. The initial borrowing base is $78.0 million. The borrowing base amount equals, for any calculation date, the lowest of:

•	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00; and

•	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00.

The Senior Credit Facility matures on the earlier of (i) March 31, 2019, or (ii) the last date of the borrowing base calculation period that immediately precedes the date that the semi-annual banking case of BNP Paribas and the Borrowers determines that the aggregate amount of hydrocarbons to be produced from the borrowing base assets in Turkey are less than 25% of the amount of hydrocarbons to be produced from the borrowing base assets shown in the initial banking case prepared by BNP Paribas and the Borrowers. The Senior Credit Facility bears various letter of credit sub-limits, including among other things, sub-limits of up to (i) $10.0 million, (ii) the aggregate available unused and uncancelled portion of the lenders’ commitments or (iii) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment.

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum. The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

The Senior Credit Facility is secured by a pledge of (i) the local collection accounts and offshore collection accounts of each of the Borrowers, (ii) the receivables payable to each of the Borrowers, (iii) the shares of each Borrower and (iv) substantially all of the present and future assets of the Borrowers.

The Borrowers are required to comply with certain financial and non-financial covenants under the Senior Credit Facility, including maintaining the following financial ratios during the four most recently completed fiscal quarters occurring on or after March 31, 2014:

•	ratio of combined current assets to combined current liabilities of not less than 1.10 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to aggregate amounts payable under the Senior Credit Facility of not less than 1.50 to 1.00;

•	ratio of EBITDAX (less non-discretionary capital expenditures) to interest expense of not less than 4.00 to 1.00; and

•	ratio of total debt to EBITDAX of less than 2.50 to 1.00.

        The Senior Credit Facility defines EBITDAX as net income (excluding extraordinary items) plus, to the extent deducted in calculating such net income, (i) interest expense (excluding interest paid-in-kind, or non-cash interest expense and interest incurred on certain subordinated intercompany debt or interest on equity recapitalized into subordinated debt), (ii) income tax expense, (iii) depreciation, depletion and amortization expense, (iv) amortization of intangibles and organization costs, (v) any extraordinary, unusual or non-recurring non-cash expenses or losses, (vi) expenses incurred in connection with oil and gas exploration activities entered into in the ordinary course of business (including related drilling, completion, geological and geophysical costs), (vii) transaction costs, expenses and fees incurred in connection with the negotiation, execution and delivery of the Senior Credit Facility and the related loan documents, minus, to the extent included in calculating net income, (a) any extraordinary, unusual or non-recurring income or gains (including, gains on the sales of assets outside of the ordinary course of business) and (b) any other non-cash income or gains.

Pursuant to the terms of the Senior Credit Facility, until amounts under the Senior Credit Facility are repaid, each of the Borrowers shall not, and shall cause each of its subsidiaries not to, in each case subject to certain exceptions (i) incur indebtedness or create any liens, (ii) enter into any agreements that prohibit the ability of any Borrower or its subsidiaries to create any liens, (iii) enter into any merger, consolidation or amalgamation, liquidate or dissolve, (iv) dispose of any property or business, (v) pay any dividends, distributions or similar payments to shareholders, (vi) make certain types of investments, (vii) enter into any transactions with an affiliate, (viii) enter into a sale and leaseback arrangement, (ix) engage in any business or business activity, own any assets or assume any liabilities or obligations except as necessary in connection with, or reasonably related to, its business as an oil and natural gas exploration and production company or operate or carry on business in any jurisdiction outside of Turkey or its jurisdiction of formation, (x) change its organizational documents, (xi) permit its fiscal year to end on a day other than December 31st or change its method of determining fiscal quarters, or alter the accounting principles it uses, (xii) modify certain hydrocarbon licenses and agreements or material contracts, (xiii) enter into any hedge agreement for speculative purposes, (xiv) open or maintain new deposit, securities or commodity accounts, (xv) use the proceeds from any loan in the territories of any country that is not a member of the World Bank, (xvi) incur any expenditure that is not covered by the projections in the most recent corporate cashflow projection, (xvii) modify its social and environmental action plans as determined in conjunction with IFC, (xviii) enter into any transaction or engage in any activity prohibited by the United Nations Security Council, or (xix) engage in any corrupt, fraudulent, coercive, collusive or obstructive practice.

An event of default under the Senior Credit Facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios, failure to obtain an extension of the Selmo production lease before December 31, 2014 and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or any Guarantor or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or Guarantor; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the Senior Credit Facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis. Provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

We plan to use proceeds from the Senior Credit Facility to pay off in full our Amended and Restated Credit Facility by May 15, 2014 and to fund our oil and natural gas development and exploration activities in Turkey.

TBNG Credit Facility. On June 18, 2013, TBNG entered into a 78.8 million TRY (approximately $36.0 million at March 31, 2014) unsecured line of credit with a Turkish bank, of which 60 million TRY is available in cash for TBNG and 18.8 million TRY is available in the form of non-cash bank guarantees and letters of credit for TBNG and several other of our wholly owned subsidiaries operating in Turkey. The interest rate will be established at the time of each borrowing. We have made three borrowings under this credit facility, each of which has a one-year term at a fixed interest rate of 4.6% per annum. At maturity, we expect to renew the borrowings for one additional year at then current market interest rates. As of March 31, 2014, we had borrowed $26.7 million under this credit facility.

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

In the second quarter of 2012, we were notified that the Bulgarian government may seek to recover approximately $2.0 million in contractual obligations under our Aglen exploration permit work program. Due to the Bulgarian government’s January 2012 ban on fracture stimulation and related activities, a force majeure event under the terms of the exploration permit was recognized by the government. Although we invoked force majeure, we recorded $2.0 million in general and administrative expense relating to our Aglen exploration permit during 2012 for this contractual obligation.

Pursuant to the purchase agreement (the “Purchase Agreement”) with Direct Petroleum Exploration, Inc. (“Direct”), $10.0 million worth of our common shares would be due if we have not completed certain obligations relating to the drilling of the Deventci-R2 well and the coring of the Etropole shale formation. A $10.0 million provision for this contingency was accrued at December 31, 2011. In July 2013, we entered into a second amendment (the “Amendment”) to the Purchase Agreement with Direct. The Amendment sets forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements in April 2014, which resulted in the reversal of the $2.5 million contingent liability recorded in 2011, which we recognized in our consolidated statements of comprehensive income under the caption “Revaluation of contingent consideration” during the three months ended March 31, 2014.

Contractual Obligations

There were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2014.

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

During the first quarter of 2014, there were no material changes in market risk exposures, or their management, that would affect the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our oil derivatives contracts are settled based on Arab Medium crude oil pricing. The following tables set forth our outstanding derivatives contracts with respect to future crude oil production as of March 31, 2014:

Fair Value of Derivative Instruments as of March 31, 2014

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	April 1, 2014—December 31, 2014	614	$80.72	$117.84	$(192)

					$(192)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	April 1, 2014—December 31, 2014	708	$85.00	$97.13	$162.13	$(1,988)
Three-way collar contract	January 1, 2015—December 31, 2015	1,016	$85.00	$91.88	$151.88	(4,073)

						$(6,061)

Item 4.	Controls and Procedures

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

As of March 31, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and as a result of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the first quarter of 2014, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

During the first quarter of 2014, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Altered Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated March 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2014, filed with the SEC on March 6, 2014).

3.3	Amended Bye-Laws of TransAtlantic Petroleum Ltd., dated March 4, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2014, filed with the SEC on March 6, 2014).

10.1	Equipment Yard Services Agreement, by and between TransAtlantic Exploration Mediterranean International Pty Ltd, Thrace Basin Natural Gas (Turkiye) Corporation and Viking International Limited, dated as of April 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014, filed with the SEC on March 28, 2014).

10.2*	Credit Agreement, dated as of May 6, 2014, by and between Amity Oil International Pty Ltd, DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and BNP Paribas (Suisse) SA as coordinating mandated lead arranger, sole bookrunner, letter of credit issuer, administrative agent, collateral agent and technical agent and International Finance Corporation, as mandated lead arranger.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

By:	/s/ WIL F. SAQUETON
Wil F. Saqueton Chief Financial Officer

Date: May 8, 2014

INDEX TO EXHIBITS

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Altered Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated March 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2014, filed with the SEC on March 6, 2014).

3.3	Amended Bye-Laws of TransAtlantic Petroleum Ltd., dated March 4, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2014, filed with the SEC on March 6, 2014).

10.1	Equipment Yard Services Agreement, by and between TransAtlantic Exploration Mediterranean International Pty Ltd, Thrace Basin Natural Gas (Turkiye) Corporation and Viking International Limited, dated as of April 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014, filed with the SEC on March 28, 2014).

10.2*	Credit Agreement, dated as of May 6, 2014, by and between Amity Oil International Pty Ltd, DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and BNP Paribas (Suisse) SA as coordinating mandated lead arranger, sole bookrunner, letter of credit issuer, administrative agent, collateral agent and technical agent and International Finance Corporation, as mandated lead arranger.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.