Form 10-Q
period 2014-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2014-08-07
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2014, the registrant had 37,479,956 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. dollars, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,161	$12,881
Accounts receivable
Oil and natural gas sales, net	38,796	30,619
Joint interest and other	5,974	15,348
Related party	192	1,004
Prepaid and other current assets	3,242	5,072
Deferred income taxes	2,666	2,239
Assets held for sale	29	536

Total current assets	56,060	67,699

Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	298,369	260,857
Unproved	61,957	54,392
Equipment and other property	41,285	39,916

	401,611	355,165
Less accumulated depreciation, depletion and amortization	(127,761)	(104,193)

Property and equipment, net	273,850	250,972
Other long-term assets:
Other assets	9,973	8,880
Note receivable – related party	11,500	11,500
Goodwill	7,574	7,535

Total other assets	29,047	27,915

Total assets	$358,957	$346,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,002	$16,712
Accounts payable - related party	7,697	23,090
Accrued liabilities	16,477	20,658
Derivative liabilities	8,279	3,737
Asset retirement obligations	397	610
Loan payable	28,288	43,284
Liabilities held for sale	7,533	7,559

Total current liabilities	81,673	115,650

Long-term liabilities:
Asset retirement obligations	10,830	10,286
Accrued liabilities	6,785	6,487
Deferred income taxes	19,018	16,134
Loan payable	59,766	26,482
Derivative liabilities	5,716	4,230

Total long-term liabilities	102,115	63,619

Total liabilities	183,788	179,269
Commitments and contingencies
Shareholders’ equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 37,447,909 shares issued and outstanding as of June 30, 2014 and 37,340,206 shares issued and outstanding as of December 31, 2013	3,745	3,734
Additional paid-in capital	542,725	542,091
Accumulated other comprehensive loss	(63,188)	(64,985)
Accumulated deficit	(308,113)	(313,523)

Total shareholders’ equity	175,169	167,317

Total liabilities and shareholders’ equity	$358,957	$346,586

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(U.S. dollars and shares in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Oil and natural gas sales	$40,441	$29,455	$73,425	$62,180
Sales of purchased natural gas	491	719	1,036	1,525
Other	129	342	246	855

Total revenues	41,061	30,516	74,707	64,560
Costs and expenses:
Production	4,666	3,328	8,797	8,855
Exploration, abandonment and impairment	3,775	11,885	7,916	15,749
Cost of purchased natural gas	440	619	925	1,331
Seismic and other exploration	892	1,090	4,186	1,333
Revaluation of contingent consideration	—	(5,000)	(2,500)	(5,000)
General and administrative	7,460	6,893	14,012	14,416
Depreciation, depletion and amortization	12,588	9,581	22,678	18,557
Accretion of asset retirement obligations	106	124	204	253

Total costs and expenses	29,927	28,520	56,218	55,494

Operating income	11,134	1,996	18,489	9,066
Other (expense) income:
Interest and other expense	(1,769)	(955)	(2,972)	(1,845)
Interest and other income	327	307	600	682
(Loss) gain on commodity derivative contracts	(9,522)	4,278	(8,560)	3,502
Foreign exchange gain (loss)	2,494	(2,543)	1,150	(3,030)

Total other (expense) income	(8,470)	1,087	(9,782)	(691)

Income from continuing operations before income taxes	2,664	3,083	8,707	8,375
Current income tax expense	(838)	(528)	(907)	(1,867)
Deferred income tax (expense) benefit	(389)	348	(2,370)	(573)

Net income from continuing operations	1,437	2,903	5,430	5,935

Net loss from discontinued operations	—	—	(20)	(93)
Net income	$1,437	$2,903	$5,410	$5,842
Other comprehensive income (loss):
Foreign currency translation adjustment	5,092	(13,543)	1,797	(16,379)

Comprehensive income (loss)	$6,529	$(10,640)	$7,207	$(10,537)

Net income per common share:
Basic net income per common share:
Continuing operations	$0.04	$0.08	$0.15	$0.16
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding	37,411	36,893	37,402	36,891
Diluted net income per common share:
Continuing operations	$0.04	$0.08	$0.15	$0.16
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average common and common equivalent shares outstanding	37,411	36,893	37,402	36,891

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

(Unaudited)

(U.S. dollars and shares in thousands)

	Common Shares	Common Shares ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2013	37,340	$3,734	$542,091	$(64,985)	$(313,523)	$167,317
Issuance of restricted stock units	108	11	(11)	—	—	—
Share-based compensation	—	—	713	—	—	713
Tax withholding on restricted stock units	—	—	(68)	—	—	(68)
Foreign currency translation adjustments	—	—	—	1,797	—	1,797
Net income	—	—	—	—	5,410	5,410

Balance at June 30, 2014	37,448	$3,745	$542,725	$(63,188)	$(308,113)	$175,169

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. dollars)

	For the Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$5,410	$5,842
Adjustment for net loss from discontinued operations	20	93

Net income from continuing operations	5,430	5,935
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	713	881
Foreign currency loss	74	2,138
Loss (gain) on commodity derivative contracts	8,560	(3,502)
Cash settlement on commodity derivative contracts	(2,533)	(1,736)
Amortization of loan financing costs	764	256
Deferred income tax expense	2,370	573
Exploration, abandonment and impairment	7,916	15,749
Depreciation, depletion and amortization	22,678	18,557
Accretion of asset retirement obligations	204	253
Revaluation of contingent consideration	(2,500)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	2,215	10,432
Prepaid expenses and other assets	2,056	141
Accounts payable and accrued liabilities	(6,487)	11,045

Net cash provided by operating activities from continuing operations	41,460	55,722
Net cash used in operating activities from discontinued operations	(64)	(1,071)

Net cash provided by operating activities	41,396	54,651
Investing activities:
Additions to oil and natural gas properties	(62,993)	(52,320)
Additions to equipment and other properties	(2,589)	(7,925)
Restricted cash	—	(206)

Net cash used in investing activities from continuing operations	(65,582)	(60,451)
Net cash provided by investing activities from discontinued operations	500	1,016

Net cash used in investing activities	(65,082)	(59,435)
Financing activities:
Tax withholding on restricted stock units	(68)	—
Loan proceeds	26,092	22,885
Loan repayment	(7,804)	(15,885)
Loan financing costs	(2,176)	—

Net cash provided by financing activities from continuing operations	16,044	7,000
Effect of exchange rate changes on cash	(78)	(1,064)
Net (decrease) increase in cash and cash equivalents	(7,720)	1,152
Cash and cash equivalents, beginning of period	12,881	14,768

Cash and cash equivalents, end of period	$5,161	$15,920

Supplemental disclosures:
Cash paid for interest	$1,212	$1,539

Cash paid for taxes	$—	$1,448

Supplemental non-cash financing activities:
Repayment of amended and restated credit facility from refinancing	$49,766	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of August 1, 2014, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

2. Recent accounting pronouncements

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, we do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The update is effective for periods beginning after December 15, 2016. We are currently assessing the potential impact of ASU 2014-09 on our consolidated financial statements and results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	June 30, 2014	December 31, 2013
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$297,748	$260,232
Bulgaria	621	625

Total oil and natural gas properties, proved	298,369	260,857
Oil and natural gas properties, unproved:
Turkey	57,502	51,273
Bulgaria	4,455	3,119

Total oil and natural gas properties, unproved	61,957	54,392

Gross oil and natural gas properties	360,326	315,249
Accumulated depletion	(119,373)	(96,958)

Net oil and natural gas properties	$240,953	$218,291

At June 30, 2014 and December 31, 2013, we excluded $0.7 million and $1.5 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At June 30, 2014, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $32.6 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $146.2 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

Impairment and dry hole costs

During the three and six months ended June 30, 2014, we recorded $3.8 million and $7.9 million of impairment and exploratory dry hole costs, respectively. Of the $7.9 million of costs incurred during the six months ended June 30, 2014, $3.5 million related to impairment on one well in the first quarter of 2014 and $2.8 million related to impairment of the Kazanci-5 well in the second quarter of 2014. Of the $7.9 million of costs incurred during the six months ended June 30, 2014, $1.4 million was cash spent during the period.

Capitalized cost greater than one year

As of June 30, 2014, we had $1.7 million of exploratory well costs capitalized for the Hayrabolu-10 well, which we spud in February 2013. The Hayrabolu-10 well continues to be evaluated for completion pending more analysis and comparable well results.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Other equipment	$3,944	$2,678
Inventory	24,811	24,318
Gas gathering system and facilities	4,508	4,485
Vehicles	347	321
Leasehold improvements, office equipment and software	7,675	8,114

Gross equipment and other property	41,285	39,916
Accumulated depreciation	(8,388)	(7,235)

Net equipment and other property	$32,897	$32,681

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At June 30, 2014, we excluded $24.8 million of inventory and $1.2 million of software from depreciation as the inventory and software had not been placed into service. At December 31, 2013, we excluded $24.3 million of inventory and $0.7 million of software from depreciation as the inventory and software had not been placed into service.

4. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Asset retirement obligations at beginning of period	$10,896	$11,958
Change in estimates	—	(7)
Liabilities settled	(212)	(296)
Foreign exchange change effect	53	(2,258)
Additions	286	991
Accretion expense	204	508

Asset retirement obligations at end of period	11,227	10,896
Less: current portion	397	610

Long-term portion	$10,830	$10,286

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

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive income (loss) under the caption “(Loss) gain on commodity derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on commodity derivative contracts.” We are required under our senior secured credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”) to hedge at least 30% of our anticipated oil production volumes in Turkey.

In May 2014, we novated our existing commodity derivative contracts with Standard Bank Plc (“Standard Bank”) and BNP Paribas and entered into new commodity derivative contracts with BNP Paribas. During the three months ended June 30, 2014, we recognized a $0.7 million realized loss on the unwinding of these commodity derivative contracts, which is included in our consolidated statement of comprehensive income (loss) under the caption “(Loss) gain on commodity derivative contracts”.

During the three months ended June 30, 2014 and 2013, we recorded a net loss on commodity derivative contracts of $9.5 million and a net gain of $4.3 million, respectively. During the six months ended June 30, 2014 and 2013, we recorded a net loss on commodity derivative contracts of $8.6 million and a net gain of $3.5 million, respectively.

At June 30, 2014 and December 31, 2013, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of June 30, 2014

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	July 1, 2014—December 31, 2014	1,770	$85.00	$97.25	$(4,758)
Collar	January1, 2015—December 31, 2015	1,410	$85.00	$97.25	(6,027)

					$(10,785)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$(2,057)
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	(851)
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	(282)
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	(20)

						$(3,210)

Fair Value of Derivative Instruments as of December 31, 2013

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	January 1, 2014—December 31, 2014	622	$80.83	$118.07	$(387)

					$(387)

		Collars			Additional Call
Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	January 1, 2014—December 31, 2014	726	$85.00	$97.13	$162.13	$(3,350)
Three-way collar contract	January 1, 2015—December 31, 2015	1,016	$85.00	$91.88	$151.88	(4,230)

						$(7,580)

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at June 30, 2014 and December 31, 2013, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at June 30, 2014 and December 31, 2013.

		As of June 30, 2014
Underlying commodity	Location on Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet
		(in thousands)
Crude oil	Current liabilities	$8,279	$—	$8,279
Crude oil	Long-term liabilities	$5,716	$—	$5,716

		As of December 31, 2013
Underlying commodity	Location on Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount of Liabilities Presented in the Consolidated Balance Sheet
		(in thousands)
Crude oil	Current liabilities	$3,737	$—	$3,737
Crude oil	Long-term liabilities	$4,230	$—	$4,230

6. Loan payable

As of the dates indicated, our third-party debt consisted of the following:

	June 30, 2014	December 31, 2013
Floating Rate Debt	(in thousands)
Amended and Restated Credit Facility	$—	$49,766
Senior Credit Facility	59,766	—
TBNG credit facility	26,700	20,000
Unsecured lines of credit	1,588	—

Loan payable	88,054	69,766
Less: current portion	28,288	43,284

Long-term portion	$59,766	$26,482

Amended and Restated Credit Facility

On May 18, 2011, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) (collectively, and together with Amity Oil International Pty Ltd (“Amity”), the “Borrowers”) entered into an amended and restated credit facility (the “Amended and Restated Credit Facility”) with Standard Bank and BNP Paribas. Each of the Borrowers is our wholly owned subsidiary. In July 2011, Amity executed a joinder agreement and became a borrower under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility was guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”). On May 6, 2014, we entered into the new Senior Credit Facility and, on May 15, 2014, we repaid the Amended and Restated Credit Facility in full and it was terminated.

Senior Credit Facility

On May 6, 2014, the Borrowers entered into the Senior Credit Facility with BNP Paribas and IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (each, a “Guarantor”).

The amount drawn under the Senior Credit Facility may not exceed the lesser of (i) $150.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. The lenders have an initial aggregate commitment of $80.0 million, with individual commitments of $40.0 million each. The Company has the ability to increase the commitments up to an aggregate of $150.0 million by March 31, 2016. On the first day of each fiscal quarter commencing April 1, 2016, the lenders’ commitments are subject to reduction in an amount equal to 7.69% of the aggregate commitments in effect on April 1, 2016.

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015. The current borrowing base is $74.6 million. The borrowing base amount equals, for any calculation date, the lowest of:

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

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.23% at June 30, 2014). The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

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

An event of default under the Senior Credit Facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or any Guarantor or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or Guarantor; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the Senior Credit Facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis; provided, that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

As of July 1, 2014, we had outstanding borrowings of $59.8 million under the Senior Credit Facility and availability of $14.8 million.

TBNG credit facility

On June 18, 2013, our wholly owned subsidiary, Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”), entered into a 78.8 million New Turkish Lira (“TRY”) (approximately $37.1 million at June 30, 2014) unsecured line of credit with a Turkish bank, of which 60 million TRY is available in cash for TBNG and 18.8 million TRY is available in the form of non-cash bank guarantees and letters of credit for TBNG and several other of our wholly owned subsidiaries operating in Turkey. The interest rate is established at the time of each borrowing. We have made three borrowings under this credit facility, on October 9, 2013, November 5, 2013 and January 22, 2014, each of which has a one-year term at a fixed interest rate of 4.6% per annum. At maturity, we expect to renew the borrowings for one additional year at then current market interest rates. As of June 30, 2014, we had borrowed $26.7 million under this credit facility.

Unsecured lines of credit

Our wholly owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank. At June 30, 2014, we had outstanding borrowings of $1.6 million under these lines of credit.

7. Contingencies relating to production leases and exploration permits

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

Direct Petroleum

In July 2013, we entered into a second amendment (the “Amendment”) to the purchase agreement (the “Purchase Agreement”) with Direct Petroleum Exploration, LLC (“Direct”). The Amendment set forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements pursuant to the Amendment during April 2014, which resulted in the reversal of the $2.5 million contingent liability recorded in 2011. The reversal is recognized in our consolidated statements of comprehensive income (loss) under the caption “Revaluation of contingent consideration” during the six months ended June 30, 2014.

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of June 30, 2014, we had not recorded a contingent liability for this contingent consideration. Any adjustment will be recorded when it becomes probable and estimable.

Additionally, the Amendment provides that if the Bulgarian government issues a production concession over the stefenetz concession area (the “Stefenetz Concession Area”), Direct will be entitled to a payment of $10.0 million in common shares, or a pro rata amount if the production concession is less than 200,000 acres. We do not have enough information to estimate the potential contingent liability we would incur in the event the Bulgarian government issues a production concession over the Stefenetz Concession Area. Any adjustment will be recorded when it becomes probable and estimable.

8. Shareholders’ equity

Reverse stock split

On March 4, 2014, our shareholders approved a 1-for-10 reverse stock split, which became effective March 6, 2014. Pursuant to the reverse stock split, all shareholders of record received one common share for each ten common shares owned (subject to minor adjustments as a result of fractional shares). The reverse stock split reduced the issued and outstanding common shares as of March 4, 2014 from 374,026,984 to 37,402,698. U.S. GAAP requires that the reverse stock split be applied retrospectively to all periods presented. As a result, all common share amounts and transactions herein have been adjusted to reflect the 1-for-10 reverse stock split.

Restricted stock units

Share-based compensation expense of approximately $0.3 million and $0.7 million with respect to awards of restricted stock units (“RSUs”) was recorded for the three and six months ended June 30, 2014, respectively. We recorded share-based compensation expense of $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014, we had approximately $1.4 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

Earnings per share

We account for earnings per share in accordance with Accounting Standards Codification (“ASC”) Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and six months ended June 30, 2014 and 2013 equals net income divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs. For the three and six months ended June 30, 2014 and 2013, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income from continuing operations	$1,437	$2,903	$5,430	$5,935
Net loss from discontinued operations	$—	$—	$(20)	$(93)
Basic net income per common share:
Shares:
Weighted average shares outstanding	37,411	36,893	37,402	36,891

Basic net income per common share:
Continuing operations	$0.04	$0.08	$0.15	$0.16

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Diluted net income per common share:
Shares:
Weighted average common and common equivalent shares outstanding	37,411	36,893	37,402	36,891

Diluted net income per common share:
Continuing operations	$0.04	$0.08	$0.15	$0.16

Discontinued operations	$0.00	$0.00	$0.00	$0.00

9. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended June 30, 2014
Total revenues	$—	$41,051	$10	$41,061
Income (loss) from continuing operations before income taxes	(3,082)	5,819	(73)	2,664
Capital expenditures	$64	$27,540	$334	$27,938
For the three months ended June 30, 2013
Total revenues	$2	$30,486	$28	$30,516
Income (loss) from continuing operations before income taxes	(3,154)	1,525	4,712	3,083
Capital expenditures	$—	$27,147	$—	$27,147
For the six months ended June 30, 2014
Total revenues	$—	$74,690	$17	$74,707
Income (loss) from continuing operations before income taxes	(6,902)	13,319	2,290	8,707
Capital expenditures	$233	$49,321	$1,375	$50,929
For the six months ended June 30, 2013
Total revenues	$2	$64,462	$96	$64,560
Income (loss) from continuing operations before income taxes	(6,134)	9,897	4,612	8,375
Capital expenditures	$—	$45,846	$—	$45,846
Segment assets
June 30, 2014	$13,464	$338,754	$6,710	$358,928	(1)
December 31, 2013	$14,070	$321,749	$10,231	$346,050	(1)
Goodwill
June 30, 2014	$—	$7,574	$—	$7,574
December 31, 2013	$—	$7,535	$—	$7,535

(1)	Excludes assets held for sale from our discontinued Moroccan operations of $29,000 and $536,000 at June 30, 2014 and December 31, 2013, respectively.

10. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loan payable were each estimated to have a fair value approximating the carrying amount at June 30, 2014 and December 31, 2013, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Canadian Dollar, Bulgarian Lev, European Union Euro, Romanian New Leu, Moroccan Dirham and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At June 30, 2014, we had 8.2 million TRY (approximately $3.9 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At June 30, 2014 and December 31, 2013, we were a party to commodity derivative contracts.

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

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of June 30, 2014:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Liabilities:
Derivative financial instruments (commodity)	$—	$(13,995)	$—	$(13,995)

Total	$—	$(13,995)	$—	$(13,995)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2013:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Liabilities:
Derivative financial instruments (commodity)	$—	$(7,967)	$—	$(7,967)

Total	$—	$(7,967)	$—	$(7,967)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. All other financial instruments are recorded at carrying value. The carrying value of these other financial instruments approximates fair value, as they are subject to short-term floating interest rates that approximate the rates available to us.

11. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Related party accounts receivable:
Viking International master services agreement	$171	$939
Riata Management service agreement	21	65

Total related party accounts receivable	$192	$1,004

Related party accounts payable:
Viking International master services agreement	$7,258	$15,956
Viking Geophysical master services agreement	18	6,800
Riata Management service agreement	421	334

Total related party accounts payable	$7,697	$23,090

For the three and six months ended June 30, 2014 and 2013, we incurred expenditures of $31.6 million and $50.6 million, and $17.5 million and $37.7 million, respectively, related to our various related party agreements.

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

The assets and liabilities held for sale are summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Cash	$16	$23
Other assets	13	513

Total assets held for sale	$29	$536

Accrued expenses and other liabilities	$7,533	$7,559

Total liabilities held for sale	$7,533	$7,559

Our operating results from discontinued operations for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$—	$—	$—	$—
Total costs and expenses	—	(52)	(20)	(138)
Total other income (expense)	—	52	—	45

Loss from discontinued operations before income taxes	—	—	(20)	(93)
Income tax provision	—	—	—	—

Net loss from discontinued operations	$—	$—	$(20)	$(93)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us” or the “Company,” refer to TransAtlantic Petroleum Ltd. and its subsidiaries on a consolidated basis unless the context requires otherwise. Unless stated otherwise, all sums of money stated in this Quarterly Report on Form 10-Q are expressed in U.S. Dollars.

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of June 30, 2014, we held interests in approximately 1.8 million net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of August 1, 2014, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

Financial and Operational Performance Highlights. Highlights of our financial and operational performance for the second quarter of 2014 include:

•	We reported $1.4 million of net income from continuing operations for the three months ended June 30, 2014, as compared to $2.9 million for the same period in 2013.

•	We derived 81.0% of our revenues from the production of oil, 17.5% of our revenues from the production of natural gas and 1.5% of our revenues from other sources during the three months ended June 30, 2014.

•	Total oil and natural gas sales revenues increased 37% to $40.4 million for the quarter ended June 30, 2014, from $29.5 million in the same period in 2013. The increase was primarily the result of an increase in sales volumes of 89 thousand barrels of oil equivalent (“Mboe”) and an increase in the average sales price of $8.40 per barrel of oil equivalent (“Boe”).

•	Wellhead production was 319 thousand barrels (“Mbbls”) of oil and 890 million cubic feet (“Mmcf”) of natural gas for the quarter ended June 30, 2014, as compared to 231 Mbbls of oil and 926 Mmcf of natural gas for the same period in 2013.

•	For the quarter ended June 30, 2014, we incurred $28.7 million in capital expenditures, including license acquisition and seismic expenditures from continuing operations, as compared to $28.1 million for the quarter ended June 30, 2013.

•	As of June 30, 2014, we had $59.8 million in long-term debt and $28.3 million in short-term debt, as compared to $26.5 million in long-term debt and $43.3 million in short-term debt as of December 31, 2013.

Recent Developments

Senior Credit Facility. On May 6, 2014, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey Ltd., Amity Oil International Pty Ltd (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”)(collectively, the “Borrowers”) entered into a senior secured credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”). Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”) (each, a “Guarantor”). We used the proceeds from the Senior Credit Facility to pay off in full our prior senior secured credit facility on May 15, 2014, and to fund our oil and natural gas development and exploration activities in Turkey.

Changes in Management. On May 27, 2014, our board of directors appointed Todd C. Dutton as president and James R. Huling as chief operating officer of the Company. On June 16, 2014, we announced that our board of directors appointed Harold “Lee” Muncy as vice president of geosciences. In addition, our board of directors accepted the resignation of vice president, legal and corporate secretary Jeffrey S. Mecom and appointed Matthew W. McCann as general counsel and corporate secretary effective as of August 6, 2014. Mr. Mecom plans to remain at the Company in an advisory capacity through September 8, 2014.

Second Quarter 2014 Operational Update

During the second quarter of 2014, we continued to develop our oil fields in southeastern Turkey and our Thrace Basin natural gas fields in northwestern Turkey, and tested the Deventci-R2 well in Bulgaria.

Turkey-Southeast

Molla. We completed shooting our Molla 3D seismic program of approximately 800 km2 in April 2014. The final phase of processed data is projected to be delivered in the third quarter of 2014. We recently drilled the Bahar-2ST and Bahar-3 wells, both of which are being completed. We also commenced drilling the Bahar-4 and Bahar-6, vertical wells, which we expect will yield additional confirmation of the Bahar structure. For the remainder of 2014, we expect to spud at least two additional vertical Bahar wells. We also plan to drill one Mardin horizontal well based on our new Molla 3D seismic data.

Selmo. We drilled three MSD horizontal wells, the Selmo-84H, Selmo-54H and Selmo-85H in the second quarter of 2014, and completed two of these wells. We are currently drilling the Selmo-68H3 well. During the first half of 2014, we spudded a total of five MSD horizontal wells, and we expect to spud four additional horizontal wells in the Selmo field during the remainder of 2014.

We initiated a waterflood pilot test program in the Selmo field in which two Selmo wells were converted to injector wells. To date, we have injected more than 250,000 barrels of water into the Selmo field. We believe secondary recovery will increase production from the field, and we intend to convert at least two additional Selmo wells to injector wells in 2014.

Based on the successful results of our five-well polymer injection program in the first quarter of 2014, which added approximately 250 barrels of oil per day (“bbl/d”), we plan to commence a second phase of polymer injections in the third quarter of 2014.

Arpatepe. We completed the Arpatepe-7, a Bedinan appraisal well in the second quarter of 2014. We plan to drill one additional appraisal well and initiate a waterflood pilot test in the Arpatepe field during the remainder of 2014.

Idil. We expect to drill a vertical exploration well on our Idil license in the second half of 2014. Our joint venture partner, Onshore Petroleum Company AS (“Onshore”), will be assigned a 50% interest in the Idil license and will fund 100% of TransAtlantic’s expected share of the cost of this well.

Turkey-Thrace Basin, Northwest

During the second quarter of 2014, we processed the remaining 25% of our Osmanli 3D seismic program. We recently spudded the TDR-5H well. During the remainder of 2014, we expect to drill five conventional shallow wells and one additional horizontal well targeting the Teslimkoy formation in the Thrace Basin.

Bulgaria

In the second quarter of 2014, we conducted a long-term pressure build-up test on the Deventci-R2 well to evaluate its connectivity to the reservoir following an initial production test of approximately 2.0 million cubic feet per day (“Mmcf/d”) of natural gas with condensates. On June 26, 2014, we submitted a request to the Bulgarian government to acidize the well. Upon receipt of approval, we plan to stimulate the well to enhance its productivity.

Planned Operations

We continue to actively explore and develop our existing oil and natural gas properties in Turkey and evaluate opportunities for further activities in Bulgaria. Our success will depend in part on discovering additional hydrocarbons in commercial quantities and bringing these discoveries into production. For the remainder of 2014, we are focused on accomplishing the following objectives:

•	Increase Reserves and Production. In the second quarter of 2014, we increased our average net sales volumes per day by 8% from the first quarter of 2014, and by 24% from the second quarter of 2013. We plan to continue to grow our oil and natural gas reserves and production in Turkey through exploration and development on our Selmo, Molla and Thrace Basin exploration licenses and production leases, including the application of 3D seismic, horizontal drilling and fracture stimulation techniques. During the remainder of 2014, we plan to drill, or participate in the drilling of, approximately nine new gross wells in southeastern Turkey and approximately six new gross wells in northwestern Turkey.

•	Utilize New 3D Seismic Data to Improve Well Targeting. During the year ended December 31, 2013, we spent $12.8 million shooting 3D seismic over areas of Turkey where 3D seismic data did not previously exist. We expect this new data will improve our ability to target well locations, drill wells and ultimately delineate hydrocarbon reservoirs.

•	Expand the Use of Horizontal Drilling. During 2013, we expanded our use of horizontal drilling, employing it on 13 of 35 wells drilled, with successful results in the Selmo, Molla and Thrace Basin areas. During the remainder of 2014, we anticipate that extensive use of horizontal drilling techniques on our wells in southeastern and northwestern Turkey will more effectively extract hydrocarbons and increase our returns on invested capital.

•	Further Expand Fracture Stimulation Program. In 2013, we expanded our use of hydraulic fracturing technology to complete otherwise low productive formations in Turkey. The evolution of fracturing fluid and stimulation design has yielded positive results in both northwestern and southeastern Turkey. For the remainder of 2014, we plan to continue optimizing our hydraulic fracturing techniques to improve well performance and economics.

•	Pursue Other Growth Opportunities. In addition to growing our reserves and production through the exploration and development of our substantial acreage in Turkey and Bulgaria, we continually evaluate acquisition, joint venture and farm-in/out opportunities. We are focused on both strengthening our positions in Turkey and Bulgaria and identifying opportunities in new countries.

We expect net field capital expenditures for the remainder of 2014 to range between $45.0 million and $55.0 million for the drilling and completion of approximately 15 gross wells, the recompletion of approximately 15 existing gross wells, the processing of remaining seismic data, infrastructure improvements and other capital investments. Of these expenditures, we expect to spend approximately 75% in southeastern Turkey, devoted to drilling developmental and exploratory oil wells at Selmo, Arpatepe and Molla and processing seismic data. We expect to spend most of the remaining anticipated expenditures in northwestern Turkey, devoted to developing conventional and unconventional natural gas production and building infrastructure. We expect cash on hand, borrowings from our credit facilities and cash flow from operations will be sufficient to fund the remainder of our 2014 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2014 capital expenditure budget is subject to change. We currently plan to execute the following drilling and exploration activities during the third and fourth quarters of 2014:

Turkey. We plan to drill approximately 15 gross wells, six of which are expected to be drilled horizontally and approximately 75% of which will be fracture stimulated. We also plan to continue our waterflood pilot test and polymer injection programs.

Bulgaria. We plan to perform additional completion activities on the Deventci-R2 well pending approval from the Bulgarian government to acidize the well.

Discontinued Operations in Morocco

In June 2011, we discontinued our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for the three and six months ended June 30, 2014 and June 30, 2013.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 2. Significant accounting policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, we do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The update is effective for periods beginning after December 15, 2016. We are currently assessing the potential impact of ASU 2014-09 on our consolidated financial statements and results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations—Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Our results of operations for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Change
	2014	2013	2014-2013
	(in thousands of U.S. dollars, except per unit amounts and volumes)
Welhead Production:
Oil (Mbbl)	319	231	88
Natural gas (Mmcf)	890	926	(36)
Total production (Mboe)	467	385	82
Average daily wellhead production (Boepd)	5,132	4,231	901
Sales volumes:
Oil (Mbbl)	318	230	88
Natural gas (Mmcf)	821	816	5
Total production (Mboe)	455	366	89
Average daily sales volumes (Boepd)	5,000	4,022	978
Average prices:
Oil (per Bbl)	$104.53	$94.13	$10.40
Natural gas (per Mcf)	$8.77	$9.57	$(0.80)
Oil equivalent (per Boe)	$88.88	$80.48	$8.40
Revenues:
Oil and natural gas sales	$40,441	$29,455	$10,986
Sales of purchased natural gas	491	719	(228)
Other	129	342	(213)
Costs and expenses:
Production	$4,666	$3,328	$1,338
Exploration, abandonment and impairment	3,775	11,885	(8,110)
Cost of purchased natural gas	440	619	(179)
Seismic and other exploration	892	1,090	(198)
Revaluation of contingent consideration	—	(5,000)	5,000
General and administrative	7,460	6,893	567
Depletion	12,022	8,976	3,046
Depreciation and amortization	566	605	(39)
Interest and other expense	1,769	955	814
Foreign exchange (gain) loss	(2,494)	2,543	(5,037)
(Loss) gain on commodity derivative contracts:
Cash settlements on commodity derivative contracts	$(1,781)	$(484)	$(1,297)
Change in fair value on commodity derivative contracts	(7,741)	4,762	(12,503)

Total (loss) gain on commodity derivative contracts	$(9,522)	$4,278	$(13,800)
Oil and natural gas costs per Boe:
Production	$8.98	$7.96	$1.02
Depletion	$23.14	$21.46	$1.68

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased $10.9 million to $40.4 million for the three months ended June 30, 2014, from $29.5 million realized in the same period in 2013. Of this increase, $7.2 million was due to an increase in sales volumes of 89 Mboe. Additionally, we realized a higher average price per Boe, which resulted in higher revenues of $3.8 million. Our average price received increased $8.40 per Boe to $88.88 per Boe for the three months ended June 30, 2014, from $80.48 per Boe for the same period in 2013.

Production. Production expenses for the three months ended June 30, 2014 increased to $4.7 million or $8.98 per Boe, from $3.3 million or $7.96 per Boe for the same period in 2013. The increase was primarily attributable to $1.1 million of operating expenses, which we billed back to our Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) joint venture partners during the three months ended June 30, 2013, following a redetermination of operating costs.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended June 30, 2014 decreased approximately $8.1 million to $3.8 million, from $11.9 million for the same period in 2013. During the three months ended June 30, 2014, we recorded impairment charges of $2.8 million primarily related to the Kazanci-5 well, compared to the three months ended June 30, 2013, when we incurred license impairment charges of $4.6 million. Additionally, three wells were written off for $6.1 million during three months ended June 30, 2013.

General and Administrative. General and administrative expense was $7.5 million for the three months ended June 30, 2014, as compared to $6.9 million for the same period in 2013. The increase was primarily due to an increase in employee-related costs of $0.9 million and an increase in travel expenses of $0.1 million, which was partially offset by a decrease in accounting and consulting expenses of $0.4 million. Employee-related costs increased primarily due to severance payments made to former employees. Accounting and consulting expenses were higher during the three months ended June 30, 2013 primarily due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

Depletion. Depletion increased to $12.0 million or $23.14 per Boe for the three months ended June 30, 2014, compared to $9.0 million or $21.46 per Boe for the same period of 2013. The increase was primarily due to additions to proved properties during the three months ended June 30, 2014.

Interest and Other Expense. Interest and other expense increased to $1.8 million for the three months ended June 30, 2014, as compared to $1.0 million for the same period in 2013. The increase was primarily due to a $0.5 million write-off of loan financing costs related to the amended and restated credit facility, which was repaid in May 2014. Also contributing to the increase was an increase in our average level of debt outstanding during the three months ended June 30, 2014 compared to the same period in 2013. At June 30, 2014, we had $88.1 million of total debt outstanding, compared to $39.8 million at June 30, 2013.

Foreign Exchange (Gain) Loss. We recorded a foreign exchange gain of $2.5 million during the three months ended June 30, 2014, compared to a loss of $2.5 million for the same period of 2013. The change in foreign exchange was primarily unrealized (non-cash) in nature and resulted from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The increase in foreign exchange gain during the three months ended June 30, 2014 was due to an increase in the value of the TRY compared to the U.S. Dollar, versus the decrease in the value of the TRY compared to the U.S. Dollar for the three months ended June 30, 2013.

(Loss) Gain on Commodity Derivative Contracts. During the three months ended June 30, 2014, we recorded a net loss on commodity derivative contracts of approximately $9.5 million, as compared to a net gain of $4.3 million for the same period in 2013. During the three months ended June 30, 2014, we recorded a $7.7 million loss to mark our commodity derivatives to their fair value and a $1.8 million loss on settled contracts. During the same period in 2013, we recorded a $4.8 million gain to mark our commodity derivatives to their fair value and a $0.5 million loss on settled contracts. We are required under our Senior Credit Facility to hedge no less than 30% of our anticipated oil sales volumes in our oil fields in Turkey.

Discontinued Operations. All revenues and expenses associated with our Moroccan operations for the three months ended June 30, 2014 and 2013 have been included in discontinued operations.

The results of operations for our Moroccan operations were as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Costs and expenses:
Production	$—	$41
General and administrative	—	11

Total costs and expenses	—	52

Operating loss	—	(52)
Other income (expense):
Interest and other expense	—	(6)
Interest and other income	—	58

Total other income	—	52

Net income from discontinued operations	$—	$—

Results of Operations—Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Our results of operations for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,		Change
	2014	2013	2014-2013
	(in thousands of U.S. dollars, except per unit amounts and volumes)
Wellhead production:
Oil (Mbbl)	580	476	104
Natural gas (Mmcf)	1,950	1,782	168
Total production (Mboe)	905	773	132
Average daily wellhead production (Boepd)	5,000	4,271	729
Sales volumes:
Oil (Mbbl)	578	470	108
Natural gas (Mmcf)	1,755	1,616	139
Total production (Mboe)	871	739	132
Average daily sales volumes (Boepd)	4,812	4,083	729
Average prices:
Oil (per Bbl)	$101.06	$98.44	$2.62
Natural gas (per Mcf)	$8.52	$9.85	$(1.33)
Oil equivalent (per Boe)	$84.30	$84.14	$0.16
Revenues:
Oil and natural gas sales	$73,425	$62,180	$11,245
Sales of purchased natural gas	1,036	1,525	(489)
Other	246	855	(609)
Costs and expenses:
Production	$8,797	$8,855	$(58)
Exploration, abandonment and impairment	7,916	15,749	(7,833)
Cost of purchased natural gas	925	1,331	(406)
Seismic and other exploration	4,186	1,333	2,853
Revaluation of contingent consideration	(2,500)	(5,000)	2,500
General and administrative	14,012	14,416	(404)
Depletion	21,581	17,362	4,219
Depreciation and amortization	1,097	1,195	(98)
Interest and other expense	2,972	1,845	1,127
Foreign exchange (gain) loss	(1,150)	3,030	(4,180)
(Loss) gain on commodity derivative contracts:
Cash settlements on commodity derivative contracts	$(2,533)	$(1,736)	$(797)
Change in fair value on commodity derivative contracts	(6,027)	5,238	(11,265)

Total (loss) gain on commodity derivative contracts	$(8,560)	$3,502	$(12,062)
Oil and natural gas costs per Boe:
Production	$8.85	$10.49	$(1.64)
Depletion	$21.71	$20.56	$1.15

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased $11.2 million to $73.4 million for the six months ended June 30, 2014, from $62.2 million realized in the same period in 2013. Of this increase, $11.1 million was due to an increase in sales volumes of 132 Mboe. Additionally, we realized a slightly higher average price per Boe, which resulted in an additional $0.1 million of revenue. Our average price received increased $0.16 per Boe to $84.30 per Boe for the six months ended June 30, 2014, from $84.14 per Boe for the same period in 2013.

Production. Production expenses for the six months ended June 30, 2014 decreased to $8.8 million or $8.85 per Boe, from $8.9 million or $10.49 per Boe for the same period in 2013. The decrease of $1.64 per Boe was primarily attributable to an increase in our working interest production volumes during the six months ended June 30, 2014 compared to the same period in 2013.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the six months ended June 30, 2014 decreased approximately $7.8 million to $7.9 million, from $15.7 million for the same period in 2013. During the six months ended June 30, 2014, we impaired two wells for $6.3 million. During the six months ended June 30, 2013, we wrote off four wells for $10.0 million and incurred license impairment charges of $4.6 million.

Seismic and Other Exploration. Seismic and other exploration costs increased to $4.2 million for the six months ended June 30, 2014, as compared to $1.3 million for the same period in 2013. The increase was primarily due to seismic acquisition activity conducted on our West Molla and Osmanli licenses during the six months ended June 30, 2014.

General and Administrative. General and administrative expense was $14.0 million for the six months ended June 30, 2014, compared to $14.4 million for the same period in 2013. The decrease was primarily due to a decrease of $0.6 million in accounting and consulting expenses and a $0.2 million decrease in office expenses and rent, which was partially offset by a $0.4 million increase in employee-related costs. Accounting and consulting expenses were higher during the six months ended June 30, 2013 primarily due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013. Employee-related costs increased during the six months ended June 30, 2014 primarily due to severance payments made to former employees.

Depletion. Depletion increased to $21.6 million or $21.71 per Boe for the six months ended June 30, 2014, compared to $17.4 million or $20.56 per Boe for the six months ended June 30, 2013. The increase was primarily due to additions to proved properties during the six months ended June 30, 2014.

Interest and Other Expense. Interest and other expense increased to $3.0 million for the six months ended June 30, 2014, compared to $1.8 million for the same period in 2013. The increase was primarily due to an increase in our average level of debt outstanding during the six months ended June 30, 2014 compared to the same period in 2013. At June 30, 2014, we had $88.1 million of total debt outstanding, compared to $39.8 million at June 30, 2013. Also contributing to the increase was a $0.5 million write-off of loan financing costs related to the amended and restated credit facility, which was repaid in May 2014.

Foreign Exchange (Gain) Loss. We recorded a foreign exchange gain of $1.2 million during the six months ended June 30, 2014, compared to a loss of $3.0 million in the same period of 2013. The change in foreign exchange was primarily unrealized (non-cash) in nature and resulted from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The increase in foreign exchange gain during the six months ended June 30, 2014 was due to an increase in the value of the TRY compared to the U.S. Dollar, versus the decrease in the value of the TRY compared to the U.S. Dollar for the six months ended June 30, 2013.

(Loss) Gain on Commodity Derivative Contracts. During the six months ended June 30, 2014, we recorded a net loss on commodity derivative contracts of approximately $8.6 million, compared to a net gain of $3.5 million for the same period in 2013. During the six months ended June 30, 2014, we recorded a $6.0 million loss to mark our commodity derivatives to their fair value and a $2.5 million loss on settled contracts. During the same period in 2013, we recorded a $5.2 million gain to mark our commodity derivatives to their fair value and a $1.7 million loss on settled contracts. We are required under our Senior Credit Facility to hedge no less than 30% of our anticipated oil sales volumes in our oil fields in Turkey.

Discontinued Operations. All revenues and expenses associated with our Moroccan operations for the six months ended June 30, 2014 and 2013 have been included in discontinued operations.

The results of operations for our Moroccan operations were as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Costs and expenses:
Production	$—	$110
General and administrative	20	28

Total costs and expenses	20	138

Operating loss	(20)	(138)
Other income (expense):
Interest and other expense	—	(8)
Interest and other income	—	53

Total other income	—	45

Net loss from discontinued operations	$(20)	$(93)

Capital Expenditures

For the quarter ended June 30, 2014, we incurred $28.7 million in capital expenditures, including license acquisition and seismic expenditures from continuing operations, as compared to $28.1 million for the quarter ended June 30, 2013.

Capital expenditures, including seismic expenditures, for the third and fourth quarters of 2014 are expected to range between $45.0 million and $55.0 million. We expect to spend approximately 75% of these anticipated expenditures in southeastern Turkey, devoted to drilling developmental and exploratory oil wells at Selmo, Arpatepe and Molla and processing seismic data. We expect to spend most of the remaining anticipated expenditures in northwestern Turkey, devoted to developing conventional and unconventional natural gas production and building infrastructure. Our projected 2014 capital budget is subject to change, and if cash on hand, borrowings from our credit facilities, and cash flow from operations are not sufficient to fund our capital expenditures, we will either curtail our discretionary capital expenditures or seek other funding sources.

Liquidity and Capital Resources

Our primary sources of liquidity for the second quarter of 2014 were our cash and cash equivalents, cash flow from operations and net borrowings under our Senior Credit Facility. At June 30, 2014, we had cash and cash equivalents of $5.2 million, $28.3 million in short-term debt, $59.8 million in long-term debt, and a working capital deficit of $12.5 million (excluding assets and liabilities held for sale, deferred income taxes and derivative liabilities), compared to cash and cash equivalents of $12.9 million, $43.3 million in short-term debt, $26.5 million in long-term debt, and a working capital deficit of $39.4 million (excluding assets and liabilities held for sale, deferred income taxes and derivative liabilities) at December 31, 2013. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2014 decreased to $41.5 million, as compared to net cash provided by operating activities from continuing operations of $55.7 million for the six months ended June 30, 2013. This decrease was primarily a result of a decrease in our accounts payable during the six months ended June 30, 2014, compared to an increase in our accounts payable during the same period in 2013.

As of June 30, 2014, the outstanding principal amount of our debt was $88.1 million. In addition to cash, cash equivalents and cash flow from operations, at June 30, 2014, we had a Senior Credit Facility and a credit facility with a Turkish bank, which are discussed below.

Senior Credit Facility. On May 6, 2014, the Borrowers entered into the Senior Credit Facility with BNP Paribas and IFC. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide.

The amount drawn under the Senior Credit Facility may not exceed the lesser of (i) $150.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. The lenders have an initial aggregate commitment of $80.0 million, with individual commitments of $40.0 million each. The Company has the ability to increase the commitments up to an aggregate of $150.0 million by March 31, 2016. On the first day of each fiscal quarter commencing April 1, 2016, the lenders’ commitments are subject to reduction in an amount equal to 7.69% of the aggregate commitments in effect on April 1, 2016.

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015. The current borrowing base is $74.6 million. The borrowing base amount equals, for any calculation date, the lowest of:

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

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.23% at June 30, 2014). The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

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

An event of default under the Senior Credit Facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of the Borrowers or any Guarantor or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or Guarantor; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the Senior Credit Facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis; provided, that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

At July 1, 2014, we had borrowings of $59.8 million under the Senior Credit Facility and availability of $14.8 million.

TBNG Credit Facility. On June 18, 2013, TBNG entered into a 78.8 million TRY (approximately $37.1 million at June 30, 2014) unsecured line of credit with a Turkish bank, of which 60 million TRY is available in cash for TBNG and 18.8 million TRY is available in the form of non-cash bank guarantees and letters of credit for TBNG and several other of our wholly owned subsidiaries operating in Turkey. The interest rate will be established at the time of each borrowing. We have made three borrowings under this credit facility, each of which has a one-year term at a fixed interest rate of 4.6% per annum. At maturity, we expect to renew the borrowings for one additional year at then current market interest rates. As of June 30, 2014, we had borrowed $26.7 million under this credit facility with no remaining availability.

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

Direct Petroleum

In July 2013, we entered into a second amendment (the “Amendment”) to the purchase agreement (the “Purchase Agreement”) with Direct Petroleum Exploration, LLC (“Direct”). The Amendment set forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements pursuant to the Amendment during April 2014, which resulted in the reversal of the $2.5 million contingent liability recorded in 2011. The reversal is recognized in our consolidated statements of comprehensive income (loss) under the caption “Revaluation of contingent consideration” during the six months ended June 30, 2014.

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of June 30, 2014, we had not recorded a contingent liability for this contingent consideration.

Additionally, the Amendment provides that if the Bulgarian government issues a production concession over the stefenetz concession area (the “Stefenetz Concession Area”), Direct will be entitled to a payment of $10.0 million in common shares, or a pro rata amount if the production concession is less than 200,000 acres. We do not have enough information to estimate the potential contingent liability we would incur in the event the Bulgarian government issues a production concession over the Stefenetz Concession Area. Any adjustment will be recorded when it becomes probable and estimable.

Contractual Obligations

There were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2014.

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

During the second quarter of 2014, there were no material changes in market risk exposures or their management that would affect the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our oil derivatives contracts are settled based on Brent crude oil pricing. The following tables set forth our outstanding derivatives contracts with respect to future crude oil production as of June 30, 2014:

Fair Value of Derivative Instruments as of June 30, 2014

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
					(in thousands)
Collar	July 1, 2014—December 31, 2014	1,770	$85.00	$97.25	$(4,758)
Collar	January 1, 2015—December 31, 2015	1,410	$85.00	$97.25	(6,027)

					$(10,785)

		Collars			Additional Call
Type	Period	Quantity (Bbl/ day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Liability
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$(2,057)
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	(851)
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	(282)
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	(20)

						$(3,210)

Item 4.	Controls and Procedures

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

As of June 30, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and as a result of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of 2014 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2014, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

During the second quarter of 2014, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, except as disclosed below:

The majority of our oil is sold to two customers, and the loss of either customer could have a material adverse impact on our results of operations.

Turkiye Petrolleri Anonim Ortakligi (“TPAO”), the national oil company of Turkey, and Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately owned oil refinery in Turkey, purchase all of our oil production from the Selmo field. TUPRAS purchases the majority of our oil production from Selmo, representing 66.7% of our total revenues in 2013. If either of these companies reduces their oil purchases or fails to purchase our oil production, or there is a material non-payment, our results of operations could be materially and adversely affected. TPAO or TUPRAS may be subject to their own operating risks that could increase the risk that they could default on their obligations to us.

Acts of violence, terrorist attacks or civil unrest in southeastern Turkey and nearby countries could adversely affect our business.

During 2013, we derived 71.3% of our oil production from the Selmo oil field in southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq and Syria have experienced political, social, security and economic problems, terrorist attacks, insurgencies, war and civil unrest. Since December 2010, political instability has increased markedly in a number of countries in the Middle East and North Africa. As a result of the civil war in Syria, hundreds of thousands of Syrian refugees have fled to Turkey and more can be expected to cross the border as the conflict continues. Moreover, tensions between Turkey and Syria have escalated and hostilities between Turkey and Syria have broken out over a series of incidents, including mortar fire by Syrian forces into Turkey that killed a number of Turkish civilians. On May 10, 2013, a terrorist attack occurred in the Turkish town of Reyhanlı, Hatay in southern Turkey. On March 23, 2014, Turkey shot down a Syrian combat jet on the Turkish-Syrian border.

The instability surrounding the situation in Iraq, as well as tension in and involving the Kurdish regions of northern Iraq, which are contiguous to the region where the Selmo oil field is located, may have political, social or security implications in Turkey or otherwise have a negative impact on the Turkish economy. Stability and security in Iraq have deteriorated significantly in recent months.

Turkey has also experienced problems with domestic terrorist and ethnic separatist groups. For example, Turkey has been in conflict for many years with the People’s Congress of Kurdistan (formerly known as the PKK), an organization that is listed as a terrorist organization by states and organizations, including Turkey, the European Union and the United States. The issue of civil rights for Kurdish citizens remains a potential source of political instability, which may be exacerbated by continuing instability in the Middle East.

The potential impact on our business from such events, conditions and conflicts in these countries is uncertain. We may be unable to access the locations where we conduct operations or transport oil to our offtakers in a reliable manner. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and our operations. Despite these precautions, the safety of our personnel and operations in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors or our operations could be disrupted, any of which could have a material adverse effect on our business and results of operations.

We have concentrated current production of oil in the Selmo oil field.

During 2013, we derived 71.3% of our oil production from the Selmo oil field in southeastern Turkey. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages, litigation or interruption of the processing or transportation of oil, natural gas or natural gas liquids. In addition, we are currently in litigation with a group of villagers who live around the Selmo oil field and who claim ownership of a portion of the surface rights at Selmo. Disruptions in our production of oil in the Selmo oil field from any of these factors could have a material adverse effect on our business and results of operations.

Restrictive covenants in our Senior Credit Facility may restrict our ability to pursue our business strategies and can lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our Senior Credit Facility with BNP Paribas and IFC may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Senior Credit Facility contains various covenants that restrict the Borrowers’ ability to, among other things:

•	incur additional debt;

•	create liens;

•	enter into any hedge agreement for speculative purposes;

•	engage in business, own any assets or assume any liabilities or obligations except as necessary in connection with, or reasonably related to, its business as an oil and natural gas exploration and production company, or operate or carry on the business in any jurisdiction outside of Turkey or its jurisdiction of formation;

•	enter into sale and leaseback transactions;

•	enter into any merger, consolidation or amalgamation;

•	pay any dividends, distributions or other payments to shareholders; or

•	enter into any transactions with an affiliate.

In addition, the Senior Credit Facility requires us to maintain specified financial ratios and tests. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios required by the Senior Credit Facility and could result in an event of default under the Senior Credit Facility.

An event of default under the Senior Credit Facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios, and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of TEMI, Talon Exploration, TransAtlantic Turkey, Ltd., Amity, Petrogas, and DMLP or either of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide; or (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the Senior Credit Facility. In addition, a change of control under the Senior Credit Facility would result if (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time; (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis; provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

In the event of a default and acceleration of indebtedness under the Senior Credit Facility, our business, financial condition and results of operations may be materially and adversely affected.

Our use of 2D and 3D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, our drilling activities may not be successful or economical.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and gas services and products may have a material adverse effect on our results of operations.

Our hedging transactions expose us to counterparty credit risk.

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Altered Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated March 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2014, filed with the SEC on March 6, 2014).

3.3	Amended Bye-Laws of TransAtlantic Petroleum Ltd., dated March 4, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2014, filed with the SEC on March 6, 2014).

10.1	Credit Agreement, dated as of May 6, 2014, by and between Amity Oil International Pty Ltd, DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and BNP Paribas (Suisse) SA as coordinating mandated lead arranger, sole bookrunner, letter of credit issuer, administrative agent, collateral agent and technical agent and International Finance Corporation, as mandated lead arranger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 8, 2014).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

By:	/s/ WIL F. SAQUETON
Wil F. Saqueton Chief Financial Officer

Date: August 7, 2014

INDEX TO EXHIBITS

3.1	Certificate of Continuance of TransAtlantic Petroleum Ltd., dated October 1, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2009, filed with the SEC on October 7, 2009).

3.2	Altered Memorandum of Continuance of TransAtlantic Petroleum Ltd., dated March 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2014, filed with the SEC on March 6, 2014).

3.3	Amended Bye-Laws of TransAtlantic Petroleum Ltd., dated March 4, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2014, filed with the SEC on March 6, 2014).

10.1	Credit Agreement, dated as of May 6, 2014, by and between Amity Oil International Pty Ltd, DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and BNP Paribas (Suisse) SA as coordinating mandated lead arranger, sole bookrunner, letter of credit issuer, administrative agent, collateral agent and technical agent and International Finance Corporation, as mandated lead arranger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 8, 2014).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.