Form 10-Q
period 2014-09-30
TRANSATLANTIC PETROLEUM LTD.
filed 2014-11-06
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 3, 2014, the registrant had 37,483,306 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,429	$12,881
Accounts receivable
Oil and natural gas sales, net	30,837	30,619
Joint interest and other	12,168	15,348
Related party	396	1,004
Prepaid and other current assets	1,978	5,072
Deferred income taxes	912	2,239
Assets held for sale	28	536
Total current assets	55,748	67,699
Property and equipment
Oil and natural gas properties (successful efforts methods)
Proved	308,470	260,857
Unproved	58,003	54,392
Equipment and other property	40,467	39,916
	406,940	355,165
Less accumulated depreciation, depletion and amortization	(132,391)	(104,193)
Property and equipment, net	274,549	250,972
Other long-term assets:
Other assets	8,915	8,880
Note receivable - related party	11,500	11,500
Goodwill	7,057	7,535
Total other assets	27,472	27,915
Total assets	$357,769	$346,586
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,357	$16,712
Accounts payable - related party	15,913	23,090
Accrued liabilities	20,293	20,658
Derivative liabilities	1,424	3,737
Asset retirement obligations	377	610
Loan payable	33,577	43,284
Liabilities held for sale	7,095	7,559
Total current liabilities	91,036	115,650
Long-term liabilities:
Asset retirement obligations	10,202	10,286
Accrued liabilities	6,779	6,487
Deferred income taxes	20,064	16,134
Loan payable	58,066	26,482
Derivative liabilities	552	4,230
Total long-term liabilities	95,663	63,619
Total liabilities	186,699	179,269
Commitments and contingencies
Shareholders' equity:
Common stock, $0.10 par value, 100,000,000 shares authorized; 37,483,306 shares issued and outstanding as of September 30, 2014 and 37,340,206 shares issued and outstanding as of December 31, 2013	3,748	3,734
Additional paid-in-capital	542,966	542,091
Accumulated other comprehensive loss	(75,844)	(64,985)
Accumulated deficit	(299,800)	(313,523)
Total shareholders' equity	171,070	167,317
Total liabilities and shareholders' equity	$357,769	$346,586

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Oil and natural gas sales	$35,537	$31,648	$108,962	$93,828
Sales of purchased natural gas	397	553	1,433	2,078
Other	143	144	389	999
Total revenues	36,077	32,345	110,784	96,905
Costs and expenses:
Production	4,521	4,591	13,318	13,446
Exploration, abandonment and impairment	582	2,243	8,498	17,992
Cost of purchased natural gas	342	479	1,267	1,810
Seismic and other exploration	29	5,052	4,215	6,385
Revaluation of contingent consideration	-	-	(2,500)	(5,000)
General and administrative	6,648	6,367	20,660	20,783
Depreciation, depletion and amortization	14,026	11,487	36,704	30,044
Accretion of asset retirement obligations	103	114	307	367
Total costs and expenses	26,251	30,333	82,469	85,827
Operating income	9,826	2,012	28,315	11,078
Other income (expense):
Interest and other expense	(1,440)	(919)	(4,412)	(2,764)
Interest and other income	252	282	852	964
Gain (loss) on commodity derivative contracts	10,993	(3,137)	2,433	365
Foreign exchange loss	(6,542)	(2,923)	(5,392)	(5,953)
Total other income (expense)	3,263	(6,697)	(6,519)	(7,388)
Income (loss) from continuing operations before income taxes	13,089	(4,685)	21,796	3,690
Current income tax (expense) benefit	(291)	1,284	(1,198)	(583)
Deferred income tax expense	(4,485)	(1,417)	(6,855)	(1,990)
Net income (loss) from continuing operations	8,313	(4,818)	13,743	1,117
Net loss from discontinued operations	-	(155)	(20)	(248)
Net income (loss)	$8,313	$(4,973)	$13,723	$869
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,656)	(10,626)	(10,859)	(27,005)
Comprehensive income (loss)	$(4,343)	$(15,599)	$2,864	$(26,136)

Net income (loss) per common share
Basic net income (loss) per common share
Continuing operations	$0.22	$(0.13)	$0.37	$0.03
Discontinued operations	$-	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding	37,483	37,150	37,429	36,978
Diluted net income (loss) per common share
Continuing operations	$0.22	$(0.13)	$0.37	$0.03
Discontinued operations	$-	$(0.00)	$(0.00)	$(0.01)
Weighted average common and common equivalent shares outstanding	37,607	37,150	37,574	36,978

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

				Accumulated
			Additional	Other		Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Shareholders'
	(shares)	Shares ($)	Capital	Loss	Deficit	Equity
Balance at December 31, 2013	37,340	$3,734	$542,091	$(64,985)	$(313,523)	$167,317
Issuance of restricted stock units	143	14	(14)	-	-	-
Share-based compensation	-	-	957	-	-	957
Tax withholding on restricted stock units	-	-	(68)	-	-	(68)
Foreign currency translation adjustment	-	-	-	(10,859)	-	(10,859)
Net income	-	-	-	-	13,723	13,723
Balance at September 30, 2014	37,483	$3,748	$542,966	$(75,844)	$(299,800)	$171,070

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$13,723	$869
Adjustment for net loss from discontinued operations	20	248
Net income from continuing operations	13,743	1,117
Adjustments to reconcile net income to net cash provided in operating activities:
Share-based compensation	957	1,329
Foreign currency loss	5,224	5,053
Gain on commodity derivative contracts	(2,433)	(365)
Cash settlement on commodity derivative contracts	(3,559)	(2,655)
Amortization on loan financing costs	894	383
Deferred income tax expense	6,855	1,990
Exploration, abandonment and impairment	8,498	17,992
Depreciation, depletion and amortization	36,704	30,044
Accretion of asset retirement obligations	307	367
Revaluation of contingency consideration	(2,500)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable - net	583	5,657
Prepaid expenses and other assets	2,934	(1,547)
Accounts payable and accrued liabilities	1,974	15,431
Net cash provided by operating activities of continuing operations	70,181	69,796
Net cash used in operating activities of discontinued operations	(63)	(1,224)
Net cash provided by operating activities	70,118	68,572
Investing activities:
Additions to oil and natural gas properties	(88,508)	(76,435)
Additions to equipment and other properties	(4,653)	(11,538)
Restricted cash	-	(194)
Net cash used in investing activities of continuing operations	(93,161)	(88,167)
Net cash provided by investing activities of discontinued operations	500	1,016
Net cash used in investing activities	(92,661)	(87,151)
Financing activities:
Tax withholding on restricted stock units	(68)	(40)
Loan proceeds	38,045	40,856
Loan repayment	(16,168)	(23,642)
Loan financing costs	(2,176)	-
Net cash provided by financing activities from continuing operations	19,633	17,174
Effect of exchange rate on cash flows and cash equivalents	(542)	(1,092)
Net decrease in cash and cash equivalents	(3,452)	(2,497)
Cash and cash equivalents, beginning of period	12,881	14,768
Cash and cash equivalents, end of period	$9,429	$12,271
Supplemental disclosures:
Cash paid for interest	$2,546	$2,263
Cash paid for taxes	$-	$2,387
Supplemental non-cash financing activities:
Repayment of amended and restated credit facility from refinancing	$49,766	$-
Issuance of common shares - amendment to purchase agreement	$-	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of November 1, 2014, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements.  This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statement disclosures.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	September 30, 2014	December 31, 2013
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$307,898	$260,232
Bulgaria	572	625
Total oil and natural gas properties, proved	308,470	260,857
Oil and natural gas properties, unproved:
Turkey	53,890	51,273
Bulgaria	4,113	3,119
Total oil and natural gas properties, unproved	58,003	54,392
Gross oil and natural gas properties	366,473	315,249
Accumulated depletion	(124,007)	(96,958)
Net oil and natural gas properties	$242,466	$218,291

At September 30, 2014 and December 31, 2013, we excluded $5.2 million and $1.5 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At September 30, 2014, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $31.0 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $148.2 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

Impairment and dry hole costs

During the three and nine months ended September 30, 2014, we recorded $0.6 million and $8.5 million, respectively, of impairment and exploratory dry-hole costs. Of the $8.5 million of costs incurred during the nine months ended September 30, 2014, $3.5 million related to impairment on one well in the first quarter of 2014 and $2.8 million related to impairment of the Kazanci-5 well in the second quarter of 2014. Of the $8.5 million of costs incurred during the nine months ended September 30, 2014, $1.9 million was cash spent during the period.

Capitalized cost greater than one year

As of September 30, 2014, we had $1.6 million of exploratory well costs capitalized for the Hayrabolu-10 well, which we spud in February 2013. The Hayrabolu-10 well continues to be evaluated for completion pending more analysis and comparable well results.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Other equipment	$4,719	$2,678
Inventory	23,887	24,318
Gas gathering system and facilities	4,200	4,485
Vehicles	379	321
Leasehold improvements, office equipment and software	7,282	8,114
Gross equipment and other property	40,467	39,916
Accumulated depreciation	(8,384)	(7,235)
Net equipment and other property	$32,083	$32,681

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At September 30, 2014, we excluded $23.9 million of inventory and $1.9 million of software from depreciation as the inventory and software had not been placed into service. At December 31, 2013, we excluded $24.3 million of inventory and $0.7 million of software from depreciation as the inventory and software had not been placed into service.

4. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Asset retirement obligations at beginning of period	$10,896	$11,958
Change in estimates	-	(7)
Liabilities settled	(338)	(296)
Foreign exchange change effect	(707)	(2,258)
Additions	421	991
Accretion expense	307	508
Asset retirement obligations at end of period	10,579	10,896
Less: current portion	377	610
Long-term portion	$10,202	$10,286

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

In May 2014, we novated our existing commodity derivative contracts with Standard Bank Plc (“Standard Bank”) and BNP Paribas and entered into new commodity derivative contracts with BNP Paribas. During the nine months ended September 30, 2014, we recognized a $0.7 million realized loss on the unwinding of these commodity derivative contracts, which is included in our consolidated statements of comprehensive income (loss) under the caption “Gain (loss) on commodity derivative contracts”.

During the three months ended September 30, 2014 and 2013, we recorded a net gain on commodity derivative contracts of $11.0 million and a net loss of $3.1 million, respectively. During the nine months ended September 30, 2014 and 2013, we recorded a net gain on commodity derivative contracts of $2.4 million and $0.4 million, respectively.

At September 30, 2014 and December 31, 2013, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of September 30, 2014

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	October 1, 2014—December 31, 2014	1,747	$85.00	$97.25	$(124)
Collar	January 1, 2015—December 31, 2015	1,410	$85.00	$97.25	(1,760)
					$(1,884)

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	(Liability) Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$(573)
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	(6)
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	365
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	122
						$(92)

Fair Value of Derivative Instruments as of December 31, 2013

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
(in thousands)
Collar	January 1, 2014—December 31, 2014	622	$80.83	$118.07	$(387)
$(387)

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Liability
(in thousands)
Three-way collar contract	January 1, 2014—December 31, 2014	726	$85.00	$97.13	$162.13	$(3,350)
Three-way collar contract	January 1, 2015—December 31, 2015	1,016	$85.00	$91.88	$151.88	(4,230)
$(7,580)

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at September 30, 2014 and December 31, 2013, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at September 30, 2014 and December 31, 2013.

As of September 30, 2014
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Liabilities	Sheet	Balance Sheet
(in thousands)
Crude oil	Current liabilities	$1,424	$-	$1,424
Crude oil	Long-term liabilities	$1,099	$(547)	$552

As of December 31, 2013
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Liabilities	Sheet	Balance Sheet
(in thousands)
Crude oil	Current liabilities	$3,737	$-	$3,737
Crude oil	Long-term liabilities	$4,230	$-	$4,230

6. Loan payable

As of the dates indicated, our third-party debt consisted of the following:

	September 30,	December 31,
	2014	2013
Fixed and Floating Rate Debt	(in thousands)
Senior Credit Facility	$64,766	$-
Amended and Restated Credit Facility	-	49,766
TBNG credit facility	26,700	20,000
Unsecured lines of credit	177	-
Loan payable	91,643	69,766
Less: current portion	33,577	43,284
Long-term portion	$58,066	$26,482

Amended and Restated Credit Facility

On May 18, 2011, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) (collectively, and together with Amity Oil International Pty Ltd (“Amity”), the “Borrowers”) entered into an amended and restated credit facility (the “Amended and Restated Credit Facility”) with Standard Bank and BNP Paribas. Each of the Borrowers is our wholly owned subsidiary. In July 2011, Amity executed a joinder agreement and became a borrower under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility was guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”). On May 6, 2014, we entered into the new Senior Credit Facility, and on May 15, 2014, we repaid the Amended and Restated Credit Facility in full and it was terminated.

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

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015. The borrowing base was $71.5 million as of October 1, 2014. The borrowing base amount equals, for any calculation date, the lowest of:

—	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00; and
—	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00.

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

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.23% at September 30, 2014). The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to

(a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

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

The Borrowers are required to comply with certain financial and non-financial covenants under the Senior Credit Facility, including maintaining the following financial ratios during the four most recently completed fiscal quarters occurring on or after March 31, 2014:

—	ratio of combined current assets to combined current liabilities of not less than 1.10 to 1.00;
—	ratio of EBITDAX (less non-discretionary capital expenditures) to aggregate amounts payable under the Senior Credit Facility of not less than 1.50 to 1.00;
—	ratio of EBITDAX (less non-discretionary capital expenditures) to interest expense of not less than 4.00 to 1.00; and
—	ratio of total debt to EBITDAX of less than 2.50 to 1.00.

The Senior Credit Facility defines EBITDAX as net income (excluding extraordinary items) plus, to the extent deducted in calculating such net income, (i) interest expense (excluding interest paid-in-kind, or non-cash interest expense and interest incurred on certain subordinated intercompany debt or interest on equity recapitalized into subordinated debt), (ii) income tax expense, (iii) depreciation, depletion and amortization expense, (iv) amortization of intangibles and organization costs, (v) any extraordinary, unusual or non-recurring non-cash expenses or losses, (vi) any other non-cash charges (including dry hole expenses and seismic expenses, to the extent such expenses would be capitalized under the “full cost” accounting method), (vii) expenses incurred in connection with oil and gas exploration activities entered into in the ordinary course of business (including related drilling, completion, geological and geophysical costs), and (viii) transaction costs, expenses and fees incurred in connection with the negotiation, execution and delivery of the Senior Credit Facility and the related loan documents, minus, to the extent included in calculating net income, (a) any extraordinary, unusual or non-recurring income or gains (including, gains on the sales of assets outside of the ordinary course of business) and (b) any other non-cash income or gains.

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

Pursuant to the Senior Credit Facility, at least one of the Borrowers is required to maintain commodity derivative contracts with BNP Paribas that hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey. TEMI has entered into three-way collar contracts with BNP Paribas, which hedge the price of oil through March 2019.  As of October 1, 2014, we had outstanding borrowings of $64.8 million under the Senior Credit Facility and availability of $6.7 million and were in compliance with all covenants in the Senior Credit Facility.

TBNG credit facility

On June 18, 2013, our wholly owned subsidiary, Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”), entered into a 78.8 million New Turkish Lira (“TRY”) (approximately $34.6 million at September 30, 2014) unsecured line of credit with a Turkish bank, of which 60 million TRY is available in cash for TBNG and 18.8 million TRY is available in the form of non-cash bank guarantees and letters of credit for TBNG and several other of our wholly owned subsidiaries operating in Turkey. The interest rate is established at the time of each borrowing. We made three borrowings under this credit facility, on October 9, 2013, November 5, 2013 and January 22, 2014, each of which had a one-year term at a fixed interest rate of 4.6% per annum (see note 13).  As of September 30, 2014, we had borrowed $26.7 million and had no remaining availability under this credit facility.

Unsecured lines of credit

Our wholly owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank. At September 30, 2014, we had outstanding borrowings of $0.2 million under these lines of credit.

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

Morocco

During 2012, we were notified that the Moroccan government may seek to recover approximately $5.5 million in contractual obligations under our Tselfat exploration permit work program. In February 2013, the Moroccan government drew down our $1.0 million bank guarantee that was put in place to ensure our performance of the Tselfat exploration permit work program. Although we believe that the bank guarantee satisfies our contractual obligations, we recorded $5.0 million in accrued liabilities relating to our Tselfat exploration permit during 2012 for this contingency.

Aglen

During 2012, we were notified that the Bulgarian government may seek to recover approximately $2.0 million in contractual obligations under our Aglen exploration permit work program. Due to the Bulgarian government’s January 2012 ban on fracture stimulation and related activities, a force majeure event under the terms of the exploration permit was recognized by the government. Although we invoked force majeure, we recorded $2.0 million in general and administrative expense relating to our Aglen exploration permit during 2012 for this contractual obligation.

Direct Petroleum

In July 2013, we entered into a second amendment (the “Amendment”) to the purchase agreement (the “Purchase Agreement”) with Direct Petroleum Exploration, LLC (“Direct”). The Amendment set forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements pursuant to the Amendment during April 2014, which resulted in the reversal of a $2.5 million contingent liability recorded in 2011. The reversal is recognized in our consolidated statements of comprehensive income (loss) under the caption “Revaluation of contingent consideration” during the nine months ended September 30, 2014.

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of September 30, 2014, we had not recorded a contingent liability for this contingent consideration.

Additionally, the Amendment provides that if the Bulgarian government issues a production concession over the Stefenetz concession area (the “Stefenetz Concession Area”), Direct will be entitled to a payment of $10.0 million in common shares, or a pro rata amount if the production concession is less than 200,000 acres. We do not have enough information to estimate the potential contingent liability we would incur in the event the Bulgarian government issues a production concession over the Stefenetz Concession Area. Any provision for this contingent consideration will be recorded when it becomes probable and estimable.

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

Restricted stock units

Share-based compensation expense of approximately $0.2 million and $1.0 million with respect to awards of restricted stock units (“RSUs”) was recorded for the three and nine months ended September 30, 2014, respectively. We recorded share-based compensation expense of $0.5 million and $1.3 million for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, we had approximately $1.2 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

Earnings per share

We account for earnings per share in accordance with Accounting Standards Codification (“ASC”) Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and nine months ended September 30, 2014 and 2013 equals net income (loss) divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs. For the three and nine months ended September 30, 2013, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts)	2014	2013	2014	2013
Net income (loss) from continuing operations	$8,313	$(4,818)	$13,743	$1,117
Net loss from discontinued operations	$-	$(155)	$(20)	$(248)
Basic net income per common share:
Shares:
Weighted average shares outstanding	37,483	37,150	37,429	36,978
Basic net income (loss) per common share:
Continuing operations	$0.22	$(0.13)	$0.37	$0.03
Discontinued operations	$-	$(0.00)	$(0.00)	$(0.01)
Diluted net income (loss) per common share:
Shares:
Weighted average shares outstanding	37,483	37,150	37,429	36,978
Dilutive effect of:
Restricted stock units	124	-	145	-
Weighted average common and common equivalent shares outstanding	37,607	37,150	37,574	36,978
Diluted net income (loss) per common share:
Continuing operations	$0.22	$(0.13)	$0.37	$0.03
Discontinued operations	$-	$(0.00)	$(0.00)	$(0.01)

9. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended September 30, 2014
Total revenues	$-	$36,072	$5	$36,077
Income (loss) from continuing operations before income taxes	(3,108)	16,301	(104)	13,089
Capital expenditures	$175	$33,212	$9	$33,396
For the three months ended September 30, 2013
Total revenues	$(2)	$32,319	$28	$32,345
Income (loss) from continuing operations before income taxes	(2,989)	(1,517)	(179)	(4,685)
Capital expenditures	$-	$33,706	$268	$33,974
For the nine months ended September 30, 2014
Total revenues	$-	$110,762	$22	$110,784
Income (loss) from continuing operations before income taxes	(10,010)	29,620	2,186	21,796
Capital expenditures	$408	$82,533	$1,384	$84,325
For the nine months ended September 30, 2013
Total revenues	$-	$96,781	$124	$96,905
Income (loss) from continuing operations before income taxes	(9,123)	8,380	4,433	3,690
Capital expenditures	$-	$81,282	$268	$81,550
Segment assets(1)
September 30, 2014	$14,836	$336,826	$6,079	$357,741
December 31, 2013	$14,070	$321,749	$10,231	$346,050
Goodwill
September 30, 2014	$-	$7,057	$-	$7,057
December 31, 2013	$-	$7,535	$-	$7,535

(1)	Excludes assets held for sale from our discontinued Moroccan operations of $28 and $536 at September 30, 2014 and December 31, 2013, respectively.

10. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loan payable were each estimated to have a fair value approximating the carrying amount at September 30, 2014 and December 31, 2013, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Canadian Dollar, Bulgarian Lev, European Union Euro, Romanian New Leu, Moroccan Dirham and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At September 30, 2014, we had 14.4 million TRY (approximately $6.3 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At September 30, 2014 and December 31, 2013, we were a party to commodity derivative contracts.

Concentration of credit risk

The majority of our receivables are within the oil and natural gas industry, primarily from our industry partners and from government agencies. Included in receivables are amounts due from Turkiye Petrolleri Anonim Ortakligi, the national oil company of Turkey, and Turkiye Petrol Rafinerileri A.Ş., a privately owned oil refinery in Turkey, which purchases all of our oil production. The receivables are not collateralized. To date, we have experienced minimal bad debts. The majority of our cash and cash equivalents are held by three financial institutions in the United States and Turkey.

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of September 30, 2014:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Liabilities:
Derivative financial instruments (commodity)	$-	$(1,976)	$-	$(1,976)
Total	$-	$(1,976)	$-	$(1,976)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2013:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Liabilities:
Derivative financial instruments (commodity)	$-	$(7,967)	$-	$(7,967)
Total	$-	$(7,967)	$-	$(7,967)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. All other financial instruments are recorded at carrying value. The carrying value of these other financial instruments approximates fair value, as they are subject to short-term floating interest rates that approximate the rates available to us.

11. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	September 30,	December 31,
	2014	2013
	(in thousands)
Related party accounts receivable:
Viking International master services agreement	$345	$939
Riata Management service agreement	51	65
Total related party accounts receivable	$396	$1,004
Related party accounts payable:
Viking International master services agreement	$15,639	$15,956
Viking Geophysical master services agreement	17	6,800
Riata Management service agreement	257	334
Total related party accounts payable	$15,913	$23,090

For the three and nine months ended September 30, 2014 and 2013, we incurred expenditures of $25.0 million and $75.5 million, and $27.8 million and $65.5 million, respectively, related to our various related party agreements.

12. Discontinued operations

On June 27, 2011, we decided to discontinue our operations in Morocco. We have transferred our oilfield services equipment from Morocco to Turkey and have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented.

The assets and liabilities held for sale are summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Cash	$16	$23
Other assets	12	513
Total assets held for sale	$28	$536
Accrued expenses and other liabilities	$7,095	$7,559
Total liabilities held for sale	$7,095	$7,559

Our operating results from discontinued operations for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$-	$-	$-	$-
Total costs and expenses	-	(173)	(20)	(311)
Total other income (expense)	-	18	-	63
Loss from discontinued operations before income taxes	-	(155)	(20)	(248)
Income tax provision	-	-	-	-
Net loss from discontinued operations	$-	$(155)	$(20)	$(248)

13. Subsequent events

On October 31, 2014, TBNG entered into an amendment to its line of credit with a Turkish bank.  Pursuant to the amendment, TBNG will repay the facility in 12 monthly principal installments of $2.3 million each, starting October 31, 2014, and the facility will bear interest at a rate of 6.6% per annum until repaid.  The facility may be prepaid without penalty.  The facility is secured by a lien on the Gundem hotel, which is owned by Mr. Mitchell.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of September 30, 2014, we held interests in approximately 1.7 million net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of November 1, 2014, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

Financial and Operational Performance Highlights. Highlights of our financial and operational performance for the third quarter of 2014 include:

—

We reported $8.3 million of net income from continuing operations.  This includes a $12.0 million non-cash gain on the change in fair value of our commodity derivative contracts and a $6.5 million foreign exchange loss.

—

We derived 81.3% of our revenues from the production of oil, 17.2% of our revenues from the production of natural gas and 1.5% of our revenues from other sources during the three months ended September 30, 2014.

—

Total oil and natural gas sales revenues increased 12.3% to $35.5 million for the quarter ended September 30, 2014, from $31.6 million in the same period in 2013. The increase was primarily the result of an increase in sales volumes of 88 thousand barrels of oil equivalent (“Mboe”), which was partially offset by a decrease in the average sales price of $7.63 per barrel of oil equivalent (“Boe”).

—

Wellhead production was 345 thousand barrels (“Mbbls”) of oil and 794 million cubic feet (“Mmcf”) of natural gas for the quarter ended September 30, 2014, as compared to 232 Mbbls of oil and 977 Mmcf of natural gas for the same period in 2013.

—

For the quarter ended September 30, 2014, we incurred $33.4 million in capital expenditures, including license acquisition and seismic expenditures from continuing operations, as compared to $34.0 million for the quarter ended September 30, 2013.

—

As of September 30, 2014, we had $58.1 million in long-term debt and $33.6 million in short-term debt, as compared to $26.5 million in long-term debt and $43.3 million in short-term debt as of December 31, 2013.

Recent Developments

Pending Stream Acquisition. On September 2, 2014, we entered into an Arrangement Agreement with Stream Oil & Gas Ltd. (“Stream”) providing for an arrangement under British Columbia law (the “Arrangement”), whereby we expect to acquire all of the outstanding common shares of Stream in exchange for up to 3.8 million common shares of the Company based on the terms and subject to the conditions set forth therein.  Stream owns 100% of the interests in three onshore oil fields and one gas concession, consisting of one onshore gas field and one exploration license, all in Albania.

Third Quarter 2014 Operational Update

For the third quarter of 2014, we had average net sales of approximately 5,000 Boepd, which was equivalent to net sales in the second quarter of 2014, and a 23.5% increase over net sales in the third quarter of 2013. Net sales for the third quarter of 2014 were comprised of approximately 3,700 barrels of oil per day (“Bbl/d”) and approximately 8.0 Mmcf of natural gas per day (“Mmcf/d”).

During September 2014, our average net production was more than 5,400 Boepd. We spudded 11 wells and completed six new wells in the third quarter of 2014. Year to date, we spudded 24 wells and completed 19 new wells. We currently have three active rigs in southeastern Turkey and one active rig in the Thrace Basin of northwestern Turkey.

Turkey-Southeast

Molla. We have completed drilling the Bahar-6 well at a depth of approximately 10,500 feet. We have drilled three vertical wells and one re-entry directional well in the Bahar field this year and plan to monitor their performance before drilling additional Bahar wells in 2015.

We completed the Bahar-3 and Bahar-4 wells in the third quarter of 2014 and both wells are currently flowing up casing. The Bahar-3 produced an average of approximately 400 Bbl/d during its initial 22 days of production, while the Bahar-4 produced 350 Bbl/d on average during its initial 27 days of production. We are currently upgrading the pump on the Bahar-2ST well in the Hazro formation and assessing the well for Mardin formation potential.

Selmo. We continued our horizontal drilling campaign, which is focused on the southeastern portion of the Selmo field. In August 2014, we completed the Selmo-68H3 well, which had initial average gross production of 250 Bbl/d.  In late September 2014, we completed the Selmo-94H1 well, which had initial average gross production of 300 Bbl/d. We spudded three additional Selmo MSD wells in the third quarter and expect to complete them by the end of 2014.

We also continued our implementation of secondary recovery in the Selmo field. A third Selmo well was converted to an injection well for our waterflood of the field, and we expect to convert a fourth well to injection in the fourth quarter of 2014. We also expect to conduct a second phase of polymer injections in the fourth quarter of 2014.

Arpatepe. The Arpatepe-8, a Bedinan appraisal well, was spudded in August 2014 and was drilled to approximately 8,000 feet. We expect the well to be completed in the fourth quarter of 2014. We also plan to initiate a waterflood pilot test to assess the effectiveness of secondary recovery in the Arpatepe field.

Idil. We are preparing to spud a vertical exploration well on our Idil license.  Our joint venture partner, Onshore Petroleum Company AS, will be assigned a 50% interest in the Idil license once it funds 100% of our expected share of the well cost.

Turkey-Northwest

Thrace Basin.  We are drilling a five-well campaign of shallow, conventional vertical wells in the Osmanli area. The first three wells had an average gross cost of less than $1.0 million each and tested 1.5 Mmcf/d gross, 2.0 Mmcf/d gross and 4.0 Mmcf/d gross. We expect to put the first three wells on production and complete the remaining two wells in the fourth quarter of 2014.

In September 2014, we successfully re-drilled an abandoned well resulting in a discovery well in a new zone in the Göçerler field, which tested 4.0 Mmcf/d and is expected to be put on production in the fourth quarter of 2014. The well is our first completion in the Soğucak limestone reef reservoir. All of our previous Thrace Basin completions were in sandstone reservoirs.  The discovery has increased our interest in developing the limestone reef trend in the central Thrace Basin.

Bulgaria

We submitted a request to acidize the Deventci-R2 well in the second quarter of 2014, and expect the government to consider the request during the fourth quarter of 2014. We conducted a long-term pressure build-up test on the Deventci-R2 well in the second quarter of 2014 to evaluate its connectivity to the reservoir following the well’s initial test of approximately 2.0 Mmcf/d gross with condensates.

Strategy

We continue to actively explore and develop our existing oil and natural gas properties in Turkey and evaluate opportunities for further activities in Bulgaria. Our success will depend in part on discovering additional hydrocarbons in commercial quantities and bringing these discoveries into production. We are currently focused on the following strategic objectives:

—

Increase Reserves and Production. We plan to continue investing in exploration and development to increase our oil and natural gas reserves and production in Turkey on our Arpatepe, Molla, Selmo and Thrace Basin exploration licenses and production leases, including the application of 3D seismic, horizontal drilling, fracture stimulation and enhanced oil recovery techniques. During the first nine months of 2014, we drilled or participated in the drilling of 12 new gross wells and recompleted 28 existing gross wells in Turkey.  During the fourth quarter of 2014, we plan to drill or participate in the drilling of approximately eight new gross wells and recomplete between five and ten existing gross wells in Turkey.  In addition, we plan to fracture stimulate approximately 40% of these wells, conduct at least three waterflood test projects and apply other enhanced oil recovery techniques.

—

Execute Balanced Capital Spending Program Targeting Oil Reserves.  We continue to execute a well-balanced capital spending program that seeks to optimize oil production while de-risking our sizeable acreage position.  During the fourth quarter of 2014, we intend to invest approximately $20 million in our core oil properties in southeastern Turkey.

—

Utilize New 3D Seismic Data to Improve Well Targeting. For the year ended December 31, 2013 and the nine months ended September 30, 2014, we spent $12.8 million and $2.0 million, respectively, shooting 3D seismic over areas of Turkey where 3D seismic data did not previously exist. We received the processed data in the third quarter of 2014 and expect to finalize prospects in the fourth quarter of 2014. We have drilled three vertical Bahar wells during 2014 based on the 3D seismic data, and each of these wells were successful and two are currently producing.  We re-entered, whipstocked and directionally drilled the Bahar-2ST well, which was unsuccessful in the Bedinan zone.  We are currently testing the well uphole in the Hazro zone.  We expect this new data will improve our ability to target well locations, drill wells and ultimately delineate hydrocarbon reservoirs

—

Expand the Use of Horizontal Drilling. During 2013, we expanded our use of horizontal drilling, employing it on 13 of 35 wells drilled, with successful results in the Selmo, Molla and Thrace Basin areas. During 2014, we have extensively used horizontal drilling techniques on our wells in southeastern and northwestern Turkey to more effectively extract hydrocarbons and increase our returns on invested capital. We expect to continue using horizontal drilling techniques in 2015.

—

Further Optimize Fracture Stimulation Program. In 2013 and 2014, we expanded our use of hydraulic fracturing technology to complete otherwise low porosity and permeability formations in Turkey. The evolution of fracturing fluids and stimulation designs has yielded positive results in both northwestern and southeastern Turkey. During 2015 and the remainder of 2014, we plan to continue optimizing our hydraulic fracturing techniques to improve well performance and economics.

—

Pursue Other Growth Opportunities. In addition to growing our reserves and production through exploration and development of our substantial acreage in Turkey and Bulgaria, we continually evaluate acquisition, joint venture and farm-in/out opportunities.  We are focused on both strengthening our positions in Turkey and Bulgaria as well as identifying opportunities in new countries. We are currently engaged in an acquisition of Stream, which will diversify our properties to include Albania.

Planned Operations

We expect net field capital expenditures for the fourth quarter of 2014 to range between $20 million and $30 million for the drilling of between seven to nine gross wells and completion of eight to ten gross wells, the recompletion of five to ten existing gross wells, and to process remaining seismic data, continue waterflood test projects and complete infrastructure improvements and other capital investments.

Of these expenditures, we expect to spend approximately 10% in the Thrace Basin, devoted to developing conventional and unconventional natural gas production and building infrastructure. Most of the remaining 90% of these anticipated expenditures is expected to be invested in southeastern Turkey, devoted to drilling developmental and exploratory oil wells at Arpatepe, Molla and Selmo and acquiring seismic data.  We expect cash on hand, cash flow from operations, borrowings from our senior credit facility and cash flow from operations will be sufficient to fund the remainder of our 2014 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2014 capital expenditure budget is subject to change. We currently plan to execute the following drilling and exploration activities during the fourth quarters of 2014:

Turkey. We plan to drill between seven to nine gross wells, of which approximately five gross wells are expected to be drilled horizontally and approximately 40% of which will be fracture stimulated. We expect to complete eight to ten gross wells, recomplete five to ten existing gross wells, process remaining seismic data, continue waterflood test projects and complete infrastructure improvements and other capital investments.

Bulgaria. We plan to perform additional completion activities on the Deventci-R2 well pending approval from the Bulgarian government to acidize the well.

Discontinued Operations in Morocco

In June 2011, we discontinued our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for the three and nine months ended September 30, 2014 and September 30, 2013.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements.  This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statement disclosures.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations—Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Our results of operations for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Change
	2014	2013	2014-2013
	(in thousands of U.S. Dollars, except per unit amounts and volumes)
Wellhead production:
Oil (Mbbl)	345	232	113
Natural gas (Mmcf)	794	977	(183)
Total production (Mboe)	477	395	82
Average daily wellhead production (Boepd)	5,185	4,293	892
Sales volumes:
Oil (Mbbl)	341	230	111
Natural gas (Mmcf)	731	868	(137)
Total production (Mboe)	463	375	88
Average daily sales volumes (Boepd)	5,033	4,076	957
Average prices:
Oil (per Bbl)	$86.01	$103.04	$(17.03)
Natural gas (per Mcf)	8.49	9.16	(0.67)
Oil equivalent (per Boe)	76.76	84.39	(7.63)
Revenues:
Oil and natural gas sales	$35,537	$31,648	$3,889
Sales of purchased natural gas	397	553	(156)
Other	143	144	(1)
Costs and expenses:
Production	$4,521	$4,591	$(70)
Exploration, abandonment and impairment	582	2,243	(1,661)
Cost of purchased natural gas	342	479	(137)
Seismic and other exploration	29	5,052	(5,023)
General and administrative	6,648	6,367	281
Depletion	13,491	10,925	2,566
Depreciation and amortization	535	562	(27)
Interest and other expense	1,440	919	521
Foreign exchange loss	6,542	2,923	3,619
Deferred income tax expense	4,485	1,417	3,068
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	$(1,026)	$(919)	$(107)
Change in fair value on commodity derivative contracts	12,019	(2,218)	14,237
Total gain (loss) on commodity derivative contracts	$10,993	$(3,137)	$14,130
Oil and natural gas costs per Boe:
Production	$8.55	$10.72	$(2.17)
Depletion	$25.51	$25.53	$(0.02)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased $3.9 million to $35.5 million for the three months ended September 30, 2014, from $31.6 million realized in the same period in 2013. Of this increase, $6.9 million was due to an increase in sales volumes of 88 Mboe. This increase was partially offset by a lower average price per Boe, which resulted in lower revenues of $3.6 million. Our average price received decreased $7.63 per Boe to $76.76 per Boe for the three months ended September 30, 2014, from $84.39 per Boe for the same period in 2013.

Production. Production expenses for the three months ended September 30, 2014 decreased to $4.5 million or $8.55 per Boe, from $4.6 million or $10.72 per Boe for the same period in 2013. The decrease per Boe was primarily attributable to an increase in our working interest production volumes during the three months ended September 30, 2014 compared to the same period in 2013.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended September 30, 2014 decreased approximately $1.7 million to $0.6 million, from $2.2 million for the same period in 2013. During the three months ended September 30, 2014, we recorded impairment charges of $0.5 million, consisting of cash spent during the third quarter of 2014. During the three months ended September 30, 2013, we had write-offs of two wells at an average of $0.4 million per well.  Additionally, during the three months ended September 30, 2013, we recorded $1.2 million of impairment charges on our unproved properties.

General and Administrative. General and administrative expense was $6.6 million for the three months ended September 30, 2014, as compared to $6.4 million for the same period in 2013. The increase was primarily due to an increase in travel, office, insurance and other expenses of $0.4 million and an increase in employee-related costs of $0.1 million, which was partially offset by a decrease in accounting and consulting expenses of $0.3 million.  Accounting and consulting expenses were lower during the three months ended September 30, 2014 primarily due to the timely filing of our Quarterly Report on Form 10-Q for the three months ended June 30, 2014.

Depletion. Depletion increased to $13.5 million or $25.51 per Boe for the three months ended September 30, 2014, compared to $10.9 million or $25.53 per Boe for the same period of 2013. The increase was primarily due to additions to proved properties and an increase in production during the three months ended September 30, 2014.

Interest and Other Expense. Interest and other expense increased to $1.4 million for the three months ended September 30, 2014, as compared to $0.9 million for the same period in 2013. The increase was primarily due to an increase in our average level of debt outstanding during the three months ended September 30, 2014, compared to the same period in 2013. At September 30, 2014, we had $91.6 million of total debt outstanding, compared to $50.0 million at September 30, 2013.

Foreign Exchange Loss. We recorded a foreign exchange loss of $6.5 million during the three months ended September 30, 2014, compared to a loss of $2.9 million for the same period of 2013. The change in foreign exchange was primarily unrealized (non-cash) in nature and resulted from re-measuring specific transactions and monetary accounts in a currency other than our functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The increase in foreign exchange loss was due to a larger decrease in the value of the TRY compared to the U.S. Dollar for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Deferred Income Tax Expense. Deferred income tax expense increased to $4.5 million for the three months ended September 30, 2014, compared to $1.4 million for the same period of 2013. The increase was primarily due to changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

Gain (Loss) on Commodity Derivative Contracts. During the three months ended September 30, 2014, we recorded a net gain on commodity derivative contracts of approximately $11.0 million, as compared to a net loss of $3.1 million for the same period in 2013. During the three months ended September 30, 2014, we recorded a $12.0 million gain to mark our commodity derivatives to their fair value and a $1.0 million loss on settled contracts. During the same period in 2013, we recorded a $2.2 million loss to mark our commodity derivatives to their fair value and a $0.9 million loss on settled contracts. We are required under our senior credit facility to hedge no less than 30% of our anticipated oil sales volumes in our oil fields in Turkey.

Results of Operations—Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Our results of operations for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,		Change
	2014	2013	2014-2013
	(in thousands of U.S. Dollars, except per unit amounts and volumes)
Wellhead production:
Oil (Mbbl)	924	707	217
Natural gas (Mmcf)	2,728	2,760	(32)
Total production (Mboe)	1,379	1,167	212
Average daily wellhead production (Boepd)	5,051	4,275	776
Sales volumes:
Oil (Mbbl)	919	700	219
Natural gas (Mmcf)	2,487	2,484	3
Total production (Mboe)	1,334	1,114	220
Average daily sales volumes (Boepd)	4,886	4,081	805
Average prices:
Oil (per Bbl)	$95.54	$99.95	$(4.41)
Natural gas (per Mcf)	8.51	9.61	(1.10)
Oil equivalent (per Boe)	81.68	84.39	(2.71)
Revenues:
Oil and natural gas sales	$108,962	$93,828	$15,134
Sales of purchased natural gas	1,433	2,078	(645)
Other	389	999	(610)
Costs and expenses:
Production	$13,318	$13,446	$(128)
Exploration, abandonment and impairment	8,498	17,992	(9,494)
Cost of purchased natural gas	1,267	1,810	(543)
Seismic and other exploration	4,215	6,385	(2,170)
Revaluation of contingent consideration	(2,500)	(5,000)	2,500
General and administrative	20,660	20,783	(123)
Depletion	35,071	28,288	6,783
Depreciation and amortization	1,633	1,756	(123)
Interest and other expense	4,412	2,764	1,648
Foreign exchange loss	5,392	5,953	(561)
Deferred income tax expense	6,855	1,990	4,865
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	$(3,559)	$(2,655)	$(904)
Change in fair value on commodity derivative contracts	5,992	3,020	2,972
Total gain on commodity derivative contracts	$2,433	$365	$2,068
Oil and natural gas costs per Boe:
Production	$8.74	$10.56	$(1.82)
Depletion	$23.02	$22.22	$0.80

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased $15.1 million to $109.0 million for the nine months ended September 30, 2014, from $93.8 million realized in the same period in 2013. Of this increase, $18.5 million was due to an increase in sales volumes of 220 Mboe. This increase was partially offset by a lower average price per Boe, which resulted in lower revenues of $3.4 million. Our average price received decreased $2.71 per Boe to $81.68 per Boe for the nine months ended September 30, 2014, from $84.39 per Boe for the same period in 2013.

Production. Production expenses for the nine months ended September 30, 2014 decreased to $13.3 million or $8.74 per Boe, from $13.4 million or $10.56 per Boe for the same period in 2013. The decrease of $1.82 per Boe was primarily attributable to an increase in our working interest production volumes during the nine months ended September 30, 2014.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the nine months ended September 30, 2014 decreased approximately $9.5 million to $8.5 million, from $18.0 million for the same period in 2013. During the nine months ended September 30, 2014, we impaired three wells for $6.8 million.  During the nine months ended September 30, 2013, we wrote-off four wells for $4.3 million, $2.9 million, $1.9 million and $0.9 million and two wells at an average of $0.4 million per well.  Additionally, during the nine months ended September 30, 2013, we recorded $5.7 million of impairment charges which primarily related to our Malkara license.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $4.2 million for the nine months ended September 30, 2014, as compared to $6.4 million for the same period in 2013. The decrease was primarily due to less seismic acquisition activity during the nine months ended September 30, 2014.

General and Administrative. General and administrative expense was $20.7 million for the nine months ended September 30, 2014, compared to $20.8 million for the same period in 2013. The decrease was primarily due to a decrease in accounting and consulting expenses of $0.8 million, which was partially offset by an increase in employee-related expenses of $0.6 million.  Accounting and consulting expenses were higher during the nine months ended September 30, 2013 primarily due to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013. Employee-related costs increased during the nine months ended September 30, 2014 primarily due to severance payments made to former employees.

Depletion. Depletion increased to $35.1 million or $23.02 per Boe for the nine months ended September 30, 2014, compared to $28.3 million or $22.22 per Boe for the nine months ended September 30, 2013. The increase was primarily due to additions to proved properties and an increase in production during the nine months ended September 30, 2014.

Interest and Other Expense. Interest and other expense increased to $4.4 million for the nine months ended September 30, 2014, compared to $2.8 million for the same period in 2013. The increase was primarily due to an increase in our average level of debt outstanding during the nine months ended September 30, 2014 compared to the same period in 2013. At September 30, 2014, we had $91.6 million of total debt outstanding, compared to $50.0 million at September 30, 2013. Also contributing to the increase was a $0.5 million write-off of loan financing costs related our prior senior secured credit facility, which was repaid in May 2014.

Foreign Exchange Loss. We recorded a foreign exchange loss of $5.4 million during the nine months ended September 30, 2014, compared to a loss of $6.0 million in the same period of 2013. The change in foreign exchange loss was primarily unrealized (non-cash) in nature and resulted from re-measuring specific transactions and monetary accounts in a currency other than our functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The decrease in foreign exchange loss was due to a smaller decrease in the value of the TRY compared to the U.S. Dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Deferred Income Tax Expense. Deferred income tax expense increased to $6.9 million for the nine months ended September 30, 2014, compared to $2.0 million for the same period of 2013. The increase was primarily due to changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

Gain (Loss) on Commodity Derivative Contracts. During the nine months ended September 30, 2014, we recorded a net gain on commodity derivative contracts of approximately $2.4 million, compared to a net gain of $0.4 million for the same period in 2013. During the nine months ended September 30, 2014, we recorded a $6.0 million gain to mark our commodity derivatives to their fair value and a $3.6 million loss on settled contracts. During the same period in 2013, we recorded a $3.0 million gain to mark our commodity derivatives to their fair value and a $2.7 million loss on settled contracts. We are required under our senior credit facility to hedge no less than 30% of our anticipated oil sales volumes in our oil fields in Turkey.

Capital Expenditures

For the quarter ended September 30, 2014, we incurred $33.4 million in capital expenditures, including license acquisition and seismic expenditures from continuing operations, as compared to $34.0 million for the quarter ended September 30, 2013.

We expect net field capital expenditures for the fourth quarter of 2014 to range between $20 million and $30 million.  Of these expenditures, we expect to spend approximately 10% in the Thrace Basin, devoted to developing conventional and unconventional natural gas production and building infrastructure. Most of the remaining 90% of these anticipated expenditures is expected to be invested in southeastern Turkey, devoted to drilling developmental and exploratory oil wells at Arpatepe, Molla and Selmo and acquiring seismic data.  Our projected 2014 capital budget is subject to change, and if cash on hand, cash flow from operations, borrowings from our credit facilities, and cash flow from operations are not sufficient to fund our capital expenditures, we will either curtail our discretionary capital expenditures or seek other funding sources.

Liquidity and Capital Resources

Our primary sources of liquidity for the third quarter of 2014 were our cash and cash equivalents, cash flow from operations and net borrowings under our senior credit facility. At September 30, 2014, we had cash and cash equivalents of $9.4 million, $33.6 million in short-term debt, $58.1 million in long-term debt, and a working capital deficit of $27.7 million (excluding assets and liabilities held for sale, deferred income taxes and derivative liabilities), compared to cash and cash equivalents of $12.9 million, $43.3 million in short-term debt, $26.5 million in long-term debt, and a working capital deficit of $39.4 million (excluding assets and liabilities held for sale, deferred income taxes and derivative liabilities) at December 31, 2013. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2014 increased to $70.2 million, as compared to $69.8 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in our revenues partially offset by a decrease in our accounts payable during the nine months ended September 30, 2014.

As of September 30, 2014, the outstanding principal amount of our debt was $91.6 million. In addition to cash, cash equivalents and cash flow from operations, at September 30, 2014, we had a senior credit facility and a credit facility with a Turkish bank, which are discussed below.

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

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015. The borrowing base is $71.5 million as of October 1, 2014. The borrowing base amount equals, for any calculation date, the lowest of:

—	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00; and
—	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00.

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

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.23% at September 30, 2014). The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

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

The Borrowers are required to comply with certain financial and non-financial covenants under the Senior Credit Facility, including maintaining the following financial ratios during the four most recently completed fiscal quarters occurring on or after March 31, 2014:

—	ratio of combined current assets to combined current liabilities of not less than 1.10 to 1.00;
—	ratio of EBITDAX (less non-discretionary capital expenditures) to aggregate amounts payable under the Senior Credit Facility of not less than 1.50 to 1.00;
—	ratio of EBITDAX (less non-discretionary capital expenditures) to interest expense of not less than 4.00 to 1.00; and
—	ratio of total debt to EBITDAX of less than 2.50 to 1.00.

The Senior Credit Facility defines EBITDAX as net income (excluding extraordinary items) plus, to the extent deducted in calculating such net income, (i) interest expense (excluding interest paid-in-kind, or non-cash interest expense and interest incurred on certain subordinated intercompany debt or interest on equity recapitalized into subordinated debt), (ii) income tax expense, (iii) depreciation, depletion and amortization expense, (iv) amortization of intangibles and organization costs, (v) any extraordinary, unusual or non-recurring non-cash expenses or losses, (vi) any other non-cash charges (including dry hole expenses and seismic expenses, to the extent such expenses would be capitalized under the “full cost” accounting method), (vii) expenses incurred in connection with oil and gas exploration activities entered into in the ordinary course of business (including related drilling, completion, geological and geophysical costs), and (viii) transaction costs, expenses and fees incurred in connection with the negotiation, execution and delivery of the Senior Credit Facility and the related loan documents, minus, to the extent included in calculating net income, (a) any extraordinary, unusual or non-recurring income or gains (including, gains on the sales of assets outside of the ordinary course of business) and (b) any other non-cash income or gains.

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

Pursuant to the Senior Credit Facility, at least one of the Borrowers is required to maintain commodity derivative contracts with BNP Paribas that hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey. TEMI has entered into three-way collar contracts with BNP Paribas, which hedge the price of oil through March 2019.

At October 1, 2014, we had borrowings of $64.8 million under the Senior Credit Facility and availability of $6.7 million and were in compliance with all covenants in the Senior Credit Facility.

TBNG Credit Facility. Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) has a 60.8 million TRY (approximately $26.7 million at September 30, 2014) fully drawn credit facility with a Turkish bank.  The facility bears interest at a rate of 6.6% per annum and is due in 12 monthly principal installments of $2.3 million each, starting October 31, 2014.  The facility is secured by a lien on the Gundem hotel, which is owned by Mr. Mitchell.

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

Morocco

During 2012, we were notified that the Moroccan government may seek to recover approximately $5.5 million in contractual obligations under our Tselfat exploration permit work program. In February 2013, the Moroccan government drew down our $1.0 million bank guarantee that was put in place to ensure our performance of the Tselfat exploration permit work program. Although we believe that the bank guarantee satisfies our contractual obligations, we recorded $5.0 million in accrued liabilities relating to our Tselfat exploration permit during 2012 for this contingency.

Aglen

During 2012, we were notified that the Bulgarian government may seek to recover approximately $2.0 million in contractual obligations under our Aglen exploration permit work program. Due to the Bulgarian government’s January 2012 ban on fracture stimulation and related activities, a force majeure event under the terms of the exploration permit was recognized by the government. Although we invoked force majeure, we recorded $2.0 million in general and administrative expense relating to our Aglen exploration permit during 2012 for this contractual obligation.

Direct Petroleum

In July 2013, we entered into a second amendment (the “Amendment”) to the purchase agreement (the “Purchase Agreement”) with Direct Petroleum Exploration, LLC (“Direct”). The Amendment set forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements pursuant to the Amendment during April 2014, which resulted in the reversal of a $2.5 million contingent liability recorded in 2011. The reversal is recognized in our consolidated statements of comprehensive income (loss) under the caption “Revaluation of contingent consideration” during the nine months ended September 30, 2014.

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of September 30, 2014, we had not recorded a contingent liability for this contingent consideration.

Additionally, the Amendment provides that if the Bulgarian government issues a production concession over the Stefenetz concession area (the “Stefenetz Concession Area”), Direct will be entitled to a payment of $10.0 million in common shares, or a pro rata amount if the production concession is less than 200,000 acres. We do not have enough information to estimate the potential contingent liability we would incur in the event the Bulgarian government issues a production concession over the Stefenetz Concession Area. Any provision for this contingent consideration will be recorded when it becomes probable and estimable.

Contractual Obligations

There were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2014.

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

During the third quarter of 2014, there were no material changes in market risk exposures or their management that would affect the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our oil derivatives contracts are settled based on Brent crude oil pricing. The following tables set forth our outstanding derivatives contracts with respect to future crude oil production as of September 30, 2014:

Fair Value of Derivative Instruments as of September 30, 2014

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	October 1, 2014—December 31, 2014	1,747	$85.00	$97.25	$(124)
Collar	January 1, 2015—December 31, 2015	1,410	$85.00	$97.25	(1,760)
					$(1,884)

		Collars			Additional Call
			Weighted	Weighted
			Average	Average	Weighted
		Quantity	Minimum	Maximum	Average	Estimated Fair
		(Bbl/	Price	Price	Maximum	Value of
Type	Period	day)	(per Bbl)	(per Bbl)	Price (per Bbl)	(Liability) Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$(573)
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	(6)
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	365
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	122
						$(92)

Item 4.	Controls and Procedures

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

As of September 30, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and as a result of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

Management continues to focus on our internal control remediation efforts, and during the three months ended September 30, 2014, we implemented a more robust comprehensive management review to ensure proper classification and presentation within our consolidated financial statements.  There were no additional changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2014, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

During the third quarter of 2014, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, except as follows:

The majority of our oil is sold to one customer, and the loss of this customer could have a material adverse impact on our results of operations.

Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately owned oil refinery in Turkey, purchases all of our oil production from Turkey, representing 66.7% of our total revenues in 2013. If TUPRAS reduces its oil purchases or fails to purchase our oil production, or there is a material non-payment, our results of operations could be materially and adversely affected. TUPRAS may be subject to its own operating risks that could increase the risk that it could default on its obligations to us. Under Turkish law, TUPRAS is obligated to purchase all of our oil production in Turkey, and we are prohibited from selling any of our oil produced in Turkey to any other customer.   Pursuant to a purchase and sale agreement with TUPRAS, the price of oil delivered to TUPRAS is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. Changes to Turkish law could adversely affect our business and results of operations.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered into a significant number of transactions with related parties.  Related party transactions create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above those of the Company. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our board of directors has adopted a Related Party Transactions Policy that requires all related party transactions and any material amendments to such related party transactions to be reviewed by our audit committee, and, if necessary, recommended to our board of directors for its approval. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business.

Virtually all of our operations are conducted in Turkey and Bulgaria, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We  operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. We cannot assure that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Future acquisitions outside the U.S., including the pending acquisition of Stream, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Our future acquisitions may yield revenues or production that varies significantly from our projections, and we may encounter unexpected liabilities.

In acquiring producing properties, including the Stream properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with its acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations. We cannot assure you that:

•	we will be able to identify desirable natural gas and oil prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;
•

any completed, currently planned, or future acquisitions of ownership interests, including Stream, in natural gas and oil prospects will include prospects that contain proved natural gas or oil reserves;

•	we will have the ability to develop prospects which contain proven natural gas or oil reserves to the point of production;
•

we will have the financial ability to consummate additional acquisitions of ownership interests in natural gas and oil prospects or to develop the prospects which we acquire to the point of production; or

•	that we will be able to consummate such additional acquisitions on terms favorable to us.

Stream has a significant amount of current and long term liabilities.

As of August 31, 2014, Stream had approximately $81.1 million of total liabilities, of which $52.1 million were current liabilities.  Stream has not had sufficient funds to pay its liabilities when they became due and has requested and received deferrals of payments that were due from May 2014 through September 2014.  In addition, Stream has requested but not yet obtained deferrals for the September 2014 payment that was due under its debt agreements.  Due to Stream’s non-payment of these past due amounts, the respective lenders have the right to accelerate the outstanding indebtedness under these loans at any time and the lender could foreclose upon Stream’s collateral securing the debt.

If the pending acquisition of Stream is completed, we may be required to dedicate a substantial portion of our liquidity and cash flows from operations to meet Stream’s outstanding obligations. If the Stream acquisition is consummated, our inability to repay, service or refinance Stream’s financial obligations could adversely affect our financial condition and results of operations.

We may not complete the pending acquisition of Stream.

The consummation of the Stream acquisition is subject to certain closing conditions, including conditions that must be met by Stream and which are beyond our control.  In addition, under certain circumstances, we or Stream are able to terminate the Arrangement Agreement.  There can be no assurance that the pending acquisition of Stream will be completed or, if completed, that it will be completed on the terms described in the Arrangement Agreement.

The Stream acquisition involves risks associated with acquisitions and integrating acquired businesses, including the potential exposure to significant liabilities, and the intended benefits of the Stream acquisition may not be realized.

The Stream acquisition involves risks associated with acquisitions and integrating acquired businesses into existing operations, including:

•	the risks of entering into markets in which we have no prior experience;
•	our estimates regarding reserves and production resulting from the Stream acquisition may prove to be incorrect;
•	our senior management's attention may be diverted from the management of daily operations to the integration of Stream;
•	we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;
•	difficulties in assimilating and integrating the internal controls, technologies and personnel acquired;
•	the properties acquired in the Stream acquisition may not perform as well as we anticipate; and

•	unexpected costs, delays and challenges may arise in integrating Stream.

Even if we successfully integrate Stream into our operations, it may not be possible to realize the full benefits we anticipate or we may not realize these benefits within the expected timeframe. If we fail to realize the benefits we anticipate from the Stream acquisition, our business, results of operations and financial condition may be adversely affected.

If we acquire Stream, our failure to successfully integrate Stream’s business could negatively impact our future business and financial results

If we acquire Stream, our failure to successfully integrate Stream’s business could negatively impact our future business and financial results.  Our acquisition of Stream will represent an expansion of our operations into a new geographic area in an international market, with operating conditions and a regulatory environment that may not be as familiar to us as our existing core operating areas. Our success in operating in Albania will depend, in part, on our ability to realize benefits from integrating Stream’s business with our existing businesses. The integration process may be complex, costly and time-consuming. To realize such benefits, we must successfully combine the businesses in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frame, or at all, any benefits related to our acquisition of Stream may not be realized fully, or at all, or may take longer to realize than expected.

Successful integration will require, among other things, combining the companies’:

•	accounting;
•	information technology;
•	internal control over financial reporting;
•	disclosure controls;
•	key personnel;
•	geographically separate facilities; and
•	businesses and executive cultures.

We may not accomplish this integration successfully and may not realize the benefits contemplated by combining the operations of the Company and Stream.

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

10.1

Arrangement Agreement dated as of September 2, 2014 between TransAtlantic Petroleum Ltd. and Stream Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 2, 2014, filed with the SEC on September 8, 2014).

10.2*	Summary of annual restricted stock award arrangement with Mr. Wil F. Saqueton.

10.3*	Summary of annual restricted stock award arrangement with Mr. Ian J. Delahunty.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

By:	/s/ WIL F. SAQUETON
Wil F. Saqueton Chief Financial Officer

Date: November 6, 2014

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

10.1

Arrangement Agreement dated as of September 2, 2014 between TransAtlantic Petroleum Ltd. and Stream Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 2, 2014, filed with the SEC on September 8, 2014).

10.2*	Summary of annual restricted stock award arrangement with Mr. Wil F. Saqueton.

10.3*	Summary of annual restricted stock award arrangement with Mr. Ian J. Delahunty.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.