Form 10-K
period 2014-12-31
TRANSATLANTIC PETROLEUM LTD.
filed 2015-03-16
CIK 1092289

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of common shares, par value $0.10 per share, held by non-affiliates of the registrant, based on the last sale price of the common shares on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $257.1 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 6, 2015, there were 40,777,149 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TRANSATLANTIC PETROLEUM LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, except as required by law.

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

i

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

Horizontal drilling. A technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.

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

Shale. Fine-grained sedimentary rock composed mostly of consolidated clay or mud. Shale is one of the most frequently occurring sedimentary rocks.

Standardized measure of discounted future net cash flows or the Standardized Measure. Under the Standardized Measure, future cash flows for the years ended December 31, 2014, 2013 and 2012 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

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

Our Business

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2014, we held interests in approximately 1.8 million net acres of developed and undeveloped oil and natural gas properties in Turkey, Albania and Bulgaria. As of March 1, 2015, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

Based on the reserves reports prepared by DeGolyer and MacNaughton (for Turkey) and Deloitte LLP (for Albania), independent petroleum engineers, our estimated proved reserves at December 31, 2014 were approximately 32,749 Mboe, of which 87.5% was oil. Of these estimated proved reserves, 68.2% were proved developed reserves. As of December 31, 2014, the PV-10 and Standardized Measure of our proved reserves were $884.4 million and $672.1 million, respectively. See “Item 2. Properties—Value of Proved Reserves” for a reconciliation of PV-10 to the Standardized Measure.

Recent Developments

Convertible Notes. During the two months ended February 20, 2015, we sold $55.0 million of 13.0% convertible notes due 2017 (the “Initial Notes”) in a non-brokered private placement. Subsequently, we exchanged the Initial Notes for substantially identical notes (the “Exchange Notes”) issued pursuant to an indenture, dated as of February 20, 2015, between ourselves and U.S. Bank National Association, as trustee. The Exchange Notes bear interest at a rate of 13.0% per annum and mature on July 1, 2017, unless earlier redeemed or converted.

Stream Acquisition. On November 18, 2014, we closed an arrangement under British Columbia law (the “Arrangement”) pursuant to an arrangement agreement (the “Arrangement Agreement”) with Stream Oil & Gas Ltd. (“Stream”) whereby we acquired all of the outstanding common shares of Stream in exchange for 3.2 million common shares of the Company issued at closing, and an additional 0.6 million common shares issuable if certain conditions are met. The total transaction value for the acquisition of Stream was approximately $23.9 million ($28.0 million if certain conditions are met) (at a deemed price of $7.41 per common share).  Stream owns 100% of the interests in three onshore oil fields and one gas concession, consisting of one onshore gas field and one exploration license, all in Albania. We are now operating in Albania under the name TransAtlantic Albania Ltd.

Our Strengths

We believe that the following strengths provide us with meaningful competitive advantages:

Significant Exploration Acreage in Known Hydrocarbon Basins. As of December 31, 2014, we held approximately 1.8 million net acres in Turkey, Albania and Bulgaria. The majority of this acreage is exploratory, but lies within areas of known hydrocarbon production. We will seek to actively develop our acreage to monetize production, and we will consider joint ventures or farm-out agreements where appropriate.

Operations in Attractive Regions. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. Our production in Turkey is subject to a 12.5% royalty rate, and the corporate income tax rate is 20%. We sell our oil based on Brent crude pricing, and natural gas prices are generally higher in Turkey than in North America. During 2014, we realized average prices of $83.08 per Bbl for our oil sales volumes and $8.67 per Mcf for our natural gas sales volumes in Turkey. Our production in Albania is subject to a 12% royalty rate (which includes a 10% mineral tax) until we have recovered 100% of our costs.

Growing Production and Reserves. We invested $134.8 million in exploration, development and acquisitions during 2014. Our investment resulted in a 168% increase in our proved reserves at December 31, 2014 as compared to December 31, 2013. In addition, during 2014, we increased our average daily wellhead production rate by 19.1%, as compared to 2013.

Strong and Experienced Board and Management Team. Our management team, led by our chairman and chief executive officer, Mr. Mitchell, includes executives and managers with significant industry, operational and technical experience, many of whom have an established history of working together in the industry. Mr. Mitchell previously built Riata Energy, Inc. (re-named SandRidge Energy, Inc.) into one of the largest privately-held energy companies in the United States before selling his controlling stake in 2006. In addition, we added Marlan Downey and Gregory Renwick to our board in 2013 and 2014, respectively.  Mr. Downey, with over 50 years of experience in the industry, and Mr. Renwick, with over 35 years of experience in the industry, each brings significant geological and management experience to our board.  In 2014, we also made significant additions to our management team, with a new president, chief operating officer and vice president of geosciences, providing a depth of exploration, acquisition, reservoir engineering, drilling and geological experience.  In addition, in 2013, we added four senior technical employees who have substantial experience in geology, horizontal drilling, unconventional reservoirs and completions, and secondary recovery. On average, our technical management team possesses more than 28 years of industry experience.

Our Strategy

The following are key elements of our strategy:

Operate within Existing Cash Flows and Maintain Core Acreage. With the dramatic decline in oil prices, we are cutting our overhead and capital expenditures in an effort to operate within existing cash flow. Notwithstanding the decline in oil prices, we plan to drill at least five gross obligation wells in 2015 to hold our most promising licenses.

Increase Reserves and Production. Once oil prices stabilize and begin to recover, we plan to resume more robust investing in exploration and development to increase our oil and natural gas reserves and production in Turkey on our Arpatepe, Molla, Selmo and Thrace Basin exploration licenses and production leases, including the application of 3D seismic, horizontal drilling, fracture stimulation and enhanced oil recovery techniques. In Albania, we plan to complete the drilling and completion of the D34H1 well (the “D34H1”) and, depending upon the results, re-enter two other gas wells in the Delvina gas field. We also plan to revitalize our oilfields in Albania through well recompletions and reactivations, enlarging and lowering pumps and expanding waterfloods. We may also deepen and core several oil wells to better measure oil saturations and understand the potential of the oilfields.

Utilize New 3D Seismic Data to Improve Well Targeting. For the year ended December 31, 2014, we spent $3.7 million finalizing our 3D seismic survey over areas of Turkey where 3D seismic data did not previously exist. We received the processed data in the third quarter of 2014 and drilled several wells in the fourth quarter of 2014 based on the 3D seismic data, all resulting in successful wells, which are either producing or expected to be productive. We expect this new data will improve our ability to target well locations, drill wells and ultimately delineate hydrocarbon reservoirs.

Expand the Use of Horizontal Drilling. During 2014, we extensively used horizontal drilling techniques on our wells in the Selmo field to more effectively extract hydrocarbons and increase our returns on invested capital. We expect to continue using horizontal drilling techniques in 2015 in in the Selmo and Bahar fields.

Further Optimize Fracture Stimulation Program. In 2013 and 2014, we expanded our use of hydraulic fracturing technology to complete otherwise low porosity and permeability formations in Turkey. The evolution of fracturing fluids and stimulation designs has yielded positive results in southeastern Turkey. During 2015, we plan to continue optimizing our hydraulic fracturing techniques to improve well performance and economics.

Pursue Other Growth or Financing Opportunities. In addition to growing our reserves and production through exploration and development of our substantial acreage in Turkey and Albania, we continually evaluate acquisition, joint venture and farm-in/out opportunities.  We are focused on both strengthening our positions in Turkey and Albania as well as identifying opportunities in new countries, as we did in 2014 with our acquisition of Stream.

Our Properties and Operations

Summary of Geographic Areas of Operations

The following table shows net reserves information as of December 31, 2014:

		Proved
	Proved Developed	Undeveloped	Total Proved	Probable Reserves	Possible Reserves
	Reserves (Mboe)	Reserves (Mboe)	Reserves (Mboe)	(Mboe)	(Mboe)
Turkey	8,449	8,666	17,115	15,398	24,818
Albania	13,900	1,734	15,634	13,341	12,405

Turkey

As of December 31, 2014, we held interests in 19 onshore and offshore exploration licenses and 20 onshore production leases covering a total of 1.8 million gross acres (1.1 million net acres) in Turkey. As of December 31, 2014, we had total net proved reserves of 14,406 Mbbl of oil and 16,254 Mmcf of natural gas, net probable reserves of 11,432 Mbbl of oil and 23,795 Mmcf of natural gas and net possible reserves of 12,028 Mbbl of oil and 76,739 Mmcf of natural gas in Turkey. During 2014, our average wellhead production was approximately 5,212 net Boepd of oil and natural gas in Turkey. The following summarizes our core producing properties in Turkey:

Southeastern Turkey. During 2014, substantially all of our oil production was concentrated in southeastern Turkey, primarily in the Arpatepe, Bahar, Goksu and Selmo oil fields. These fields are located southwest of the Turkish portion of the Zagros fold belt. The Zagros fold belt includes prolific oil trends that extend from Iran and Iraq into Turkey.

We hold a 100% working interest in the Selmo production lease, which expires in June 2025. The Selmo oil field is the second largest oil field in Turkey in terms of historical cumulative production and is responsible for the largest portion of our current crude oil production. In 2014, we drilled 12 horizontal developmental wells in the field, which had an average initial production rate of approximately 300 Bbl/d per well. We also initiated waterflood and polymer injection pilot test programs in the Selmo field in 2014.  We believe secondary recovery will increase production from the field. For 2014, our net wellhead production of crude oil from the Selmo field was 1,027,639 Bbls at an average rate of approximately 2,815 Bbl/d. Turkiye Petrolleri Anonim Ortakligi (“TPAO”), a Turkish government-owned oil and natural gas company, and Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchase all of our crude oil production from the Selmo oil field, which is transported by truck to their neighboring facilities. At December 31, 2014, we had 60 net producing wells in the Selmo oil field.

We hold a 100% working interest in each of our four Molla exploration licenses, which contain the Goksu and Bahar oil fields. In the Goksu field, we are primarily targeting the Mardin formation, and in the Bahar field, we are primarily targeting the Bedinan and Hazro formations. We completed shooting our 800 square kilometer Molla 3D seismic program in April 2014, and the initial phase of processed data was delivered in the third quarter of 2014. In 2014, we completed three vertical wells and one re-entry directional well in the Bahar field. For 2014, our wellhead production of crude oil from the Molla exploration licenses was 213,609 Bbls at an average rate of approximately 585 Bbl/d. At December 31, 2014, we had seven net producing wells on the Molla exploration licenses.

We hold a 50% working interest in our Arpatepe production lease and exploration license. For 2014, our wellhead production of crude oil from the Arpatepe field was 64,857 Bbls at an average rate of approximately 178 Bbl/d. In 2014, we drilled two vertical wells in the Arpatepe field, which had a gross average initial production rate of approximately 370 Bbl/d per well. At December 31, 2014, we had five gross (2.5 net) producing wells on the Arpatepe production lease.

Northwestern Turkey. Substantially all of our natural gas production is concentrated in the Thrace Basin, which is one of Turkey’s most productive onshore natural gas regions. It is located in northwestern Turkey near Istanbul. We have accumulated significant onshore acreage in the Thrace Basin.

Our goal is to monetize proven formations in the Thrace Basin. For 2014, our wellhead production of natural gas in the Thrace Basin was approximately 3,384 Mmcf, or approximately 9.3 Mmcf/d. In 2014, we drilled three horizontal wells and six vertical conventional wells in the Thrace Basin area. As of December 31, 2014, we had 140 gross (66.5 net) producing wells on our Thrace Basin properties, and we plan to focus on prospect and development locations in the Thrace Basin during 2015.

Bulgaria

As of December 31, 2014, we held interests in one onshore exploration concession and one onshore production concession covering a total of 567,000 acres in Bulgaria. During 2014, our wellhead production was approximately 3.3 Mmcf of natural gas on a limited test basis in Bulgaria.  At December 31, 2014, we had no reserves in Bulgaria.

On November 14, 2012, Bulgaria’s Council of Ministers awarded our subsidiary, Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), a 35-year production concession covering the approximately 163,000 gross acre Koynare concession area (the “Koynare Concession Area”). The Koynare Concession Area contains the Deventci-R1 well, where we discovered a natural gas reservoir in the Jurassic-aged Ozirovo formation at a depth of approximately 13,800 feet, which the Bulgarian government has certified as a geologic and commercial discovery. During 2013, our wellhead production was approximately 15.8 Mmcf of natural gas on a limited test basis, which was sold to a compressed natural gas facility adjacent to the Deventci-R1 well.

In August 2013, we entered into a farm-out agreement with Koynare Development Ltd. (“KDL”), a private oil and natural gas investment company, pursuant to which KDL would fund 75% of our initial $40 million work program in Bulgaria in exchange for a 50% interest in our Koynare Concession Area. We will also assign KDL 50% of our interest in our Stefenetz concession area, subject to LNG Energy Ltd’s (now Esrey Energy) (“Esrey”) farm-out interest, in the event that the pending concession application is approved by the Bulgarian government.

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

During the second half of 2013, we resumed drilling the Deventci-R2 directional well on our Koynare Concession Area. In January 2014, we reached target depth of 14,100 feet on the Deventci-R2 well and conducted a long-term pressure build-up test on the well during the second quarter of 2014 to evaluate the well’s connectivity to the reservoir following an initial production test of approximately 2.0 Mmcf/d of natural gas with condensates. In the fourth quarter of 2014, we received approval from the Bulgarian government to acidize the well. We conducted initial stimulation in December 2014 to enhance the well’s productivity and are currently evaluating the results of the stimulation.

In November 2011, we initiated the application process for a production concession covering approximately 395,000 gross acres over the southern portion of our former A-Lovech exploration permit (the “Stefenetz Concession Area”). The Stefenetz Concession Area is estimated to contain over 300,000 prospective acres of Etropole shale at a depth of approximately 12,500 feet, which the Bulgarian government has certified as a geologic discovery. During 2012, we initiated an environmental impact assessment which the Bulgarian government must approve prior to granting the production concession. We applied for a commercial discovery in the fourth quarter of 2011 for the Peshtene R-11 well. The Ministry of Economy and Energy rejected our application in July 2014. We appealed the decision in accordance with Bulgarian law and are awaiting a decision from the Ministry of Economy and Energy. Pursuant to our agreement with Esrey, if we obtain a production concession over the Stefenetz Concession Area, Esrey would fund an additional $12.5 million in exchange for a 50% working interest in the production concession. The remaining 50% working interest in the production concession would be split equally between us and KDL.

Albania

We own 100% of the interests in three onshore oil fields and one gas concession consisting of one onshore gas field and one exploration license in Albania.  As of December 31, 2014, we had total net proved reserves of 14,259 Mbbl of oil and 8,249 Mmcf of natural gas, net probable reserves of 10,014 Mbbl of oil and 19,963 Mmcf of natural gas and net possible reserves of 7,152 Mbbl of oil and 31,518 Mmcf of natural gas in Albania. During 2014, we had net production (before mineral taxes) of 842 Bbl/d of oil and no natural gas. The following summarizes our core producing properties in Albania:

Ballsh-Hekal. We have taken over 23 wells (of which 13 are producing) from Albpetrol Sh.A (“Albpetrol”) in the Ballsh-Hekal field. We believe that a significant number of these wells did not penetrate the entire hydrocarbon column. Albpetrol still operates approximately 60 wells in the field. We have the right to take over the remaining wells at our option, which we expect to do in 2015. During 2014, our net production (before mineral taxes) was 86 Bbl/d of oil from the field.

Cakran-Mollaj. We have taken over 70 wells (of which approximately 30 are producing) from Albpetrol in the Cakran-Mollaj field. We believe that a significant number of these wells did not penetrate the entire hydrocarbon column. During 2014, our net production (before mineral taxes) was approximately 307 Bbl/d of oil from this field. We are working on improving the reliability of surface equipment in this field prior to reactivating and recompleting additional wells.

Gorisht-Kocul. We have taken over all 295 wells (of which approximately half are producing) in the Gorisht-Kocul field from Albpetrol. We believe that a significant number of these wells did not penetrate the entire hydrocarbon column. During 2014, our net production (before mineral taxes) from this field was 449 Bbl/d of oil. We are in the process of conducting two waterflood projects in this reservoir, which have mitigated the natural pressure and production decline in portions of this field. In addition, we intend to workover and reactivate existing wells with modern rod pumps and progressive cavity pumps.

Delvina Concession. We own the Delvina Concession, which is comprised of the partially-developed Delvina field and the Delvina exploration block.

Delvina Field. The Delvina natural gas field has two previously producing vertical wells, the Delvina D4 and D12 wells. During the workover of the Delvina D12 well in 2013, after successful stimulation and flow tests, Stream encountered an obstruction in the completion string that could not be removed through solvent injection and was planning further workover procedures. We plan to bring the Delvina D4 well back online following workover of the well. In April 2014, Stream spud the D34H1 well in the Delvina field, reaching a depth of approximately 750 meters before temporarily abandoning drilling due to a lack of funds. Drilling operations on the D34H1 well will resume during the first half of 2015. The Delvina natural gas field is connected to potential markets by an existing pipeline, including to a local thermal power plant, but needs additional downstream capacity.

Delvina Block. Under the Delvina License Agreement and Petroleum Agreement, we have the right to develop approximately 60,000 acres adjacent to the Delvina natural gas field, referred to as the Delvina Block. The Delvina Block offers significant exploration potential.

Current Operations

As of March 1, 2015, our net wellhead production in Turkey was an aggregate of approximately 4,164 Bbl/d, primarily from the Selmo production lease, Arpatepe production lease and Molla exploration licenses, and approximately 7.1 Mmcf/d of natural gas, primarily from our various Thrace Basin production leases and exploration licenses. As of March 1, 2015, our net production (before mineral taxes) in Albania was an aggregate of approximately 652 Bbl/d. The following describes our current operations by country:

Turkey. We are not engaging in any new drilling activities in Turkey during the first quarter of 2015.

Bulgaria. In the fourth quarter of 2014, we received approval from the Bulgarian government to acidize the Deventci-R2 well on the Koynare Concession Area. We conducted initial stimulation in December 2014 to enhance the well’s productivity and are currently evaluating the results of the stimulation.

Albania. We plan to resume drilling the D34H1 well during the first half of 2015.

Planned Operations

We expect our net field capital expenditures for 2015 to range between $12.0 and $38.0 million. We expect net field capital expenditures during 2015 include approximately $12.0 million of drilling and completion expense for five gross obligation wells to hold our most promising licenses in Turkey. We expect cash on hand, proceeds from the sale of our convertible notes, and cash flow from operations will be sufficient to fund our 2015 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2015 capital expenditure budget is subject to change.

Exploration, Development and Production. We currently plan to execute the following drilling and exploration activities during 2015:

Turkey. We plan to drill five gross license obligations wells. Depending upon oil pricing, we may resume drilling in our Molla area or the Selmo field. We also plan to complete the Pinar-1 and Ebiyat-2 wells during the first half of 2015.

Bulgaria. We plan to evaluate additional completion activities on the Deventci-R2 well.

Albania. We plan to resume drilling the D34H1 well during the first half of 2015.

Principal Markets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), we currently have three reportable geographic segments: Turkey, Albania and Bulgaria. For financial information about our operating segments and geographic areas, refer to “Note 12—Segment information” to our consolidated financial statements.

Customers

Oil. During 2014, 78.6% of our oil production was concentrated in the Selmo field in Turkey. TUPRAS purchases the majority of our oil production from the Selmo field. During 2014, we sold $102.8 million of oil to TUPRAS, representing approximately 73.0% of our total revenues. We sell our oil to TUPRAS pursuant to a domestic crude oil purchase and sale agreement. Under the purchase and sale agreement, TUPRAS purchases oil produced by us and delivered to our Boru Hatlari ile Petrol Tasima A.S. (“BOTAŞ”) Batman tanks and to the BOTAŞ Dörtyol plant. The price of the oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. The purchase and sale agreement automatically renews for successive one-year terms unless earlier terminated in writing by either party. No other purchasers of our oil accounted for more than 10% of our total revenues.

Natural Gas. During 2014, no purchasers of our natural gas accounted for 10% or more of our total revenues.

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

Although the cost of each well will vary, on average approximately 30% of the total cost of drilling and completing a well in the unconventional Mezardere formation in the Thrace Basin and approximately 15% of the total cost of completing a well at Selmo is associated with fracture stimulation activities. We account for these costs as typical drilling and completion costs and include them in our capital expenditure budget.

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

In the Thrace Basin, Selmo and Molla, we have access to water resources which we believe will be adequate to execute our fracture stimulation program in 2015. We also employ procedures for environmentally friendly disposal of fluids recovered from fracture stimulation, including recycling approximately 50% of these fluids.

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

Repatriation of Earnings. Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from Turkey, Albania or Bulgaria. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future. We may be liable for the payment of taxes upon repatriation of certain earnings from the aforementioned countries.

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

There has been a recent surge in interest among the media, government regulators and private citizens concerning the possible negative environmental and geological effects of fracture stimulation. Some have alleged that fracture stimulation results in the contamination of aquifers and may even contribute to seismic activity. In January 2012, the government of Bulgaria enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria and imposed large monetary penalties on companies that violate that ban. In 2012, the Romanian government temporarily suspended unconventional drilling and exploration of hydrocarbons, including fracture stimulation, pending a government review of unconventional drilling and completion techniques. As a result of the suspension, we relinquished our Sud Craiova license in Romania. There is a risk that Turkey or Albania could at some point impose similar legislation or regulations. Such legislation or regulations could severely impact our ability to drill and complete wells, and could increase the cost of planning, designing, drilling, completing and operating wells. We are committed to complying with legislation and regulations involving fracture stimulation wherever we operate.

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

Insurance

We currently carry general liability insurance and excess liability insurance, including pollution insurance, with a combined annual limit of $22.0 million per occurrence and $24.0 million in the aggregate. These insurance policies contain maximum policy limits and are subject to customary exclusions and limitations. Our general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if, the general liability insurance per occurrence limit is reached.

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

Employees

As of December 31, 2014, we employed 719 people. Approximately 40 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with the Petroleum, Chemical and Rubber Workers Union of Turkey (“PETROL-IS”). Approximately 35 of our employees at another of our subsidiaries operating in Turkey were represented by a separate collective bargaining agreement with PETROL-IS. We consider our employee relations to be satisfactory.

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

Executive Officers of the Registrant

The following table and text sets forth certain information with respect to our executive officers as of March 1, 2015:

Name	Age	Positions
N. Malone Mitchell 3rd	53	Chairman and Chief Executive Officer
Todd C. Dutton	61	President
James R. Huling	52	Chief Operating Officer
Wil F. Saqueton	45	Vice President and Chief Financial Officer
Matthew W. McCann	46	General Counsel and Corporate Secretary
Harold “Lee” Muncy	62	Vice President of Geosciences

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

Todd C. Dutton has served as our president since May 2014.  Mr. Dutton has served as president of Longfellow Energy, LP ("Longfellow"), a Dallas, Texas-based independent oil and natural gas exploration and production company owned by the Company's chairman and chief executive officer, N. Malone Mitchell 3rd and his family, since January 2007, where his primary responsibility is to originate and develop oil and natural gas projects. He brings 37 years of experience in the oil and natural gas industry, focusing on exploration, acquisitions and property evaluation. He has served in various supervisory and management roles at Texas Pacific Oil Company, Coquina Oil Corporation, BEREXCO INC. and Riata Energy, Inc. Mr. Dutton earned a B.B.A. in Petroleum Land Management from the University of Oklahoma.

James R. Huling has served as the Company’s chief operating officer since May 2014. He has also served as chief operating officer of Longfellow since May 2012. From 2007 until May 2012, Mr. Huling served as president of Kiamichi Energy Corporation, a Fort Worth, Texas-based consulting and production company that he founded. He brings nearly 30 years of experience in reservoir engineering, drilling, and completion operations and production optimization. Mr. Huling began his career with Kerr-McGee Corporation and subsequently held engineering and operational roles with Encore Acquisition Company, Riata Energy, Inc. and Ovation Energy Partners before founding Kiamichi Energy Corporation.

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

Matthew W. McCann has served as the Company’s general counsel and corporate secretary since August 6, 2014. Mr. McCann also has served as counsel for Riata Corporate Group, LLC and business development specialist for Longfellow since 2011 and from 2007 to 2009. From 2009 to 2011, Mr. McCann served as chief executive officer of the Company. Prior to joining Riata Corporate Group and Longfellow, he served as senior vice president, legal and corporate secretary for SandRidge Energy, Inc. Mr. McCann began his legal career at Sprouse Shrader Smith PLLC in Amarillo, Texas.

Harold “Lee” Muncy has served as the Company’s vice president of geosciences since June 2014.  Mr. Muncy previously served as vice president, exploration for the Bass Companies, a group of Fort Worth, Texas-based independent oil and natural gas exploration and production companies, where he worked from 2000 to 2012. He brings more than 35 years of geological experience in the oil and natural gas industry, where he has focused on exploration, exploitation and worldwide transactions. He began his career as a geologist with Mobil Oil Corporation and served as exploration manager for Fina Oil & Chemical Company and vice president of exploration and land for TransTexas Gas Corp. Mr. Muncy earned a B.S. and an M.S. in Geology & Mineralogy from The Ohio State University.

Item 1A. Risk Factors

Risks Related to Our Business

A decline in oil and natural gas prices may adversely affect our results of operations, financial condition or ability to meet our capital expenditure obligations and financial commitments.

Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Oil prices have declined substantially in recent months and may remain at or below current levels in the near future. The market price of Brent crude oil has decreased approximately 50% since June 2014 as a result of market uncertainties over the supply and demand of oil due to increased production in certain regions, decisions made by OPEC, the current state of the global economy and concerns over future global oil demand.  Lower oil and natural gas prices, such as the recent substantial decline in oil prices, may reduce the amount of oil and natural gas that we can produce economically, make some wells uneconomical to drill or operate, reduce our ability to develop our properties, reduce our ability to offset the natural decline in production from producing wells through new development and result in lower reserves. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.

A decrease in oil or natural gas prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. The recent substantial decline in oil prices may adversely impact the ultimate development of the quantity of reserves that we reported at December 31, 2014.  If oil or natural gas prices continue to decline in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

•	market expectations regarding supply and demand for oil and natural gas;
•	decreased demand due to weak global economic growth;
•	levels of production and other activities of the Organization of Petroleum Exporting Countries and other oil and natural gas producing nations;
•	market expectations about future prices;
•	the level of global oil and natural gas exploration, production activity and inventories;
•	political conditions, including embargoes, in or affecting oil and natural gas production activities;
•	increased production due to new extraction developments and improved extraction and production methods; and
•	the price and availability of alternative fuels.

Our businesses, results of operations, future rate of growth and quantities of reserves that are commercially recoverable depend heavily on the prices we receive for oil sales. Oil prices also affect our cash flows available for capital expenditure obligations and financial commitments. No assurance can be given that future oil prices will be at levels which enable us to do business profitably or at levels that make it economically viable to produce from certain wells. A decline in oil or natural gas prices may have a material adverse effect on our business, financial condition and results of operations.

We may be required to write down the carrying values of our oil and natural gas properties.

Oil prices have declined substantially in recent months and may remain at or below current levels in the near future. There is a risk that due to the recent decline in oil prices or future declines in oil prices, we could be required to write down the carrying value of our oil and natural gas properties, which would reduce our earnings and shareholders’ equity. We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, the costs of productive wells, developmental dry holes and productive leases are capitalized. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties. Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be non-productive. The capitalized costs of our oil and natural gas properties may not exceed their estimated fair market value. When evaluating our proved properties, we are required to test for potential write-downs at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, which is typically on a field-by-field basis. If capitalized costs exceed future cash flows, we write down the costs of proved properties to our estimate of fair market value, which is generally estimated using a discounted cash flow approach. When evaluating our unproved properties, we write down the capitalized costs of the unproved properties if it is determined that the costs are not likely to be recoverable. Any such charge will not affect our cash flow from operating activities, but will reduce our earnings and shareholders’ equity.

We have a history of losses and may not achieve consistent profitability in the future.

We have incurred substantial losses in prior years. During 2014, we generated net income from continuing operations of $29.1 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including risks described herein, unforeseen expenses, difficulties, complications and delays, and other unknown risks.

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

TUPRAS purchases all of our oil production from Turkey, representing 72.0% of our total revenues in 2014. If TUPRAS reduces its oil purchases or fails to purchase our oil production, or there is a material non-payment, our results of operations could be materially and adversely affected. TUPRAS may be subject to its own operating risks that could increase the risk that it could default on its obligations to us. Under Turkish law, TUPRAS is obligated to purchase all of our oil production in Turkey, and we are prohibited from selling any of our oil produced in Turkey to any other customer. Pursuant to a purchase and sale agreement with TUPRAS, the price of oil delivered to TUPRAS is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. Changes to Turkish law could adversely affect our business and results of operations.

A significant failure of our computer systems may increase our operating costs or otherwise adversely affect our business.

We depend upon our computer systems to perform accounting and administrative functions as well as manage other aspects of our operations.  Our computer systems and networks are subject to risks that may cause interruptions in service, including, but not limited to, security breaches, physical damage, power loss, software defects, hacking attempts, computer viruses and malware, lost data and programming and/or human errors. Significant interruptions in service, security breaches or lost data may have a material adverse effect on our business, financial condition or results of operations.

We could lose permits or licenses on certain of our properties in Turkey unless the permits or licenses are extended or we commence production and convert the permits or licenses to production leases or concessions.

At December 31, 2014, of our total net undeveloped acreage, 24.0% and 22.6% will expire during 2015 and 2016, respectively, unless we are able to extend the permits or licenses covering this acreage or commence production on this acreage and convert the permits or licenses into production leases or concessions. If our permits or licenses expire, we will lose our right to explore and develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

We could lose permits or licenses on certain of our properties in Albania unless we address non-compliance with the terms of such permits or licenses.

We are currently not in compliance with certain terms of certain of our permits or licenses in Albania. We are working with the Albanian government to resolve the payment of amounts due to Albpetrol and compliance with the terms of certain of our licenses in Albania. If we are unsuccessful in resolving these issues, Albpetrol could take steps to terminate some or all of the licenses.

Virtually all of our operations are conducted in Turkey, Bulgaria and Albania, and we are subject to political, economic and other risks and uncertainties in these countries.

Virtually all of our international operations are performed in the emerging markets of Turkey, Bulgaria and Albania, which may expose us to greater risks than those associated with more developed markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations:

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
•

laws and policies of the United States, including the U.S. Foreign Corrupt Practices Act, (“FCPA”) and of the other countries in which we operate affecting foreign trade, taxation and investment, including anti-bribery and anti-corruption laws;

•	our internal control policies may not protect us from reckless and criminal acts committed by our employees or agents, including violations or alleged violations of the FCPA;
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

During 2014, we derived 78.6% of our oil production from the Selmo oil field in southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq and Syria have experienced political, social, security and economic problems, terrorist attacks, insurgencies, war and civil unrest. Since December 2010, political instability has increased markedly in a number of countries in the Middle East and North Africa. As a result of the civil war in Syria, hundreds of thousands of Syrian refugees have fled to Turkey and more can be expected to cross the border as the conflict continues. Moreover, tensions between Turkey and Syria have escalated.

The current conflict with the terrorist group Islamic State in Iraq and Syria (“ISIS”), as well as tension in and involving the Kurdish regions of northern Iraq, which are contiguous to the region where our southeast Turkey licenses are located, may have political, social or security implications in Turkey or otherwise have a negative impact on the Turkish economy. Stability and security in Iraq deteriorated significantly in 2014 due to the conflict with ISIS.

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

Our failure to successfully integrate Stream’s business could negatively impact our future business and financial results

Our failure to successfully integrate Stream’s business could negatively impact our future business and financial results.  Our acquisition of Stream represents an expansion of our operations into a new geographic area in an international market, with operating conditions and a regulatory environment that may not be as familiar to us as our existing core operating areas. Our success in operating in Albania will depend, in part, on our ability to realize benefits from integrating Stream’s business with our existing businesses. The integration process may be complex, costly and time-consuming. To realize such benefits, we must successfully combine the businesses in an efficient and effective manner. If we are not able to achieve these objectives within the anticipated time frame, or at all, any benefits related to our acquisition of Stream may not be realized fully, or at all, or may take longer to realize than expected.

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

Our senior credit facility and term loan facility contain various restrictive covenants that limit our management’s discretion in the operation of our business and could lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”), and in our term loan facility (the “Term Loan Facility”) with Raiffeisen Bank Sh.A (“Raiffeisen”), may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our Senior Credit Facility contains various covenants that restrict our ability to, among other things:

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

An event of default under the Senior Credit Facility includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control is an event of default. A change of control is defined as the occurrence of any of the following: (i) our failure to own, of record and beneficially, all of the equity of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Amity Oil International Pty. Ltd. (“Amity”), Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”), and DMLP, Ltd. (“DMLP,” and together with TEMI, Talon Exploration, TransAtlantic Turkey, Amity and Petrogas, the “Borrowers”) or either of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”) or to exercise, directly or indirectly, day-to-day management and operational control of any Borrower or TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide; (ii) the failure by the Borrowers to own or hold, directly or indirectly, all of the interests granted to Borrowers pursuant to certain hydrocarbon licenses designated in the Senior Credit Facility; or (iii) (a) Mr. Mitchell ceases for any reason to be the executive chairman of our board of directors at any time, (b) Mr. Mitchell and certain of his affiliates cease to own of record and beneficially at least 35% of our common shares; or (c) any person or group, excluding Mr. Mitchell and certain of his affiliates, shall become, or obtain rights to become, the beneficial owner, directly or indirectly, of more than 35% of our outstanding common shares entitled to vote for members of our board of directors on a fully-diluted basis; provided that, if Mr. Mitchell ceases to be executive chairman of our board of directors by reason of his death or disability, such event shall not constitute an event of default unless we have not appointed a successor reasonably acceptable to the lenders within 60 days of the occurrence of such event.

In the event of a default and acceleration of indebtedness under the Senior Credit Facility, our business, financial condition and results of operations may be materially and adversely affected.

Pursuant to the terms of the Term Loan Facility, until amounts under the Term Loan Facility are repaid, Stream Oil & Gas Ltd., a Cayman Islands corporation (“Stream Sub”), may not, in each case subject to certain exceptions (i) incur indebtedness or create any liens, (ii) enter into any agreements that prohibit the ability of Stream Sub to create any liens, (iii) enter into any amalgamation, demerger, merger, or corporate reconstruction or any joint venture or partnership agreement, (iv) incorporate any company as a subsidiary, (v) dispose of any asset, (vi) declare or pay any dividends to shareholders, (vii) enter into a sale and leaseback arrangement, (viii) make any substantial change to the general nature or scope of its business from that carried on at the date of the Term Loan Facility, (ix) use, deposit, handle, store produce, release or dispose of dangerous materials, (x) make any loans or grant any credit, and (xi) cancel, terminate amend or waive any default under any export contract or allow any buyer to do the same.

In addition, the Term Loan Facility contains financial covenants that require Stream Sub to maintain as of the end of each fiscal year: (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $10.0 million; (ii) an outstanding loan principal of no more than twice its EBITDA; and (iii) EBITDA of at least ten times greater than its accrued interest, commission, fees, discounts, prepayment fees, premiums, charges and other finance payments.

An event of default under the Term Loan Facility, includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, upon the occurrence of a change of control of Stream Sub, Stream Sub is required to notify Raiffeisen, and Raiffeisen would have the option to cancel loan commitments and accelerate all outstanding loans and other amounts payable. A change of control is defined under the Term Loan Facility as Stream ceasing to hold more than 75% of the shares in the issued share capital of Stream Sub carrying the right to vote. Our acquisition of Stream did not constitute a change of control under the Term Loan Facility.

Stream must, upon the request of Raiffeisen when Stream Sub’s predicted expenditures exceed its predicted revenues for any period, inject cash into Stream by means of equity loan or other method acceptable to Raiffeisen to the extent necessary to remedy the cashflow shortfall or repay the total amount outstanding under the Term Loan Facility.

We could experience labor disputes that could disrupt our business in the future.

As of December 31, 2014, approximately 40 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with PETROL-IS. We are currently negotiating a collective bargaining agreement with PETROL-IS covering approximately 35 employees at another of our subsidiaries operating in Turkey. Potential work disruptions from labor disputes with these employees could disrupt our business and adversely affect our financial condition and results of operations.

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

Our future success will depend on the success of our acquisition, development, and exploitation activities. Our decisions to purchase, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Our estimates regarding reserves and production resulting from the acquisitions of TEMI, Talon Exploration, Amity, Petrogas, Direct Bulgaria, Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) and Stream, and our exploration and development activities may prove to be incorrect, which could significantly reduce our income and our ability to generate cash needed to fund our capital program and other working capital requirements in the longer term.

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

A substantial or extended decline in oil and natural gas prices may adversely affect our ability to meet our capital expenditure obligations and financial commitments, including debt service.

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

A decrease in the price of oil and natural gas may mean that we are not able to generate sufficient cash flow to meet our debt service payments, which could lead to a default under these agreements.

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

At December 31, 2014, approximately 31.8% of our total estimated net proved reserves were proved undeveloped reserves. Undeveloped reserves, by their nature, are significantly less certain than developed reserves. At December 31, 2014, we also had a significant amount of unproved reserves, which consist of probable and possible reserves. There is significant uncertainty attached to unproved reserves estimates. The discovery, determination and exploitation of undeveloped or unproved reserves requires significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these reserves. There is no certainty that we will be able to convert undeveloped reserves to developed reserves or unproved reserves into proved reserves or that our undeveloped or unproved reserves will be economically viable or technically feasible to produce.

Part of our strategy involves drilling in new or emerging unconventional formations using fracture stimulation and horizontal drilling and completion techniques. The results of our drilling program in these formations may be subject to more uncertainties than conventional drilling programs in more established formations and may not meet our expectations for reserves or production.

The results of our drilling in new or emerging unconventional formations, such as the Mezardere formation, are generally more uncertain than drilling results in areas that are developed and have established production. Because new or emerging formations have limited or no production history, we are less able to use past drilling results in those areas to help predict our future drilling results. Further, part of our drilling strategy to maximize recoveries from our properties in Turkey, particularly in southeastern Turkey, involves the drilling of horizontal wells. Our experience with horizontal drilling in southeastern Turkey, as well as the industry’s drilling and production history, while growing, is limited. The ultimate success of these drilling and completion strategies and techniques will be better evaluated over time as more wells are drilled and production profiles are better established. Further, the utilization of these techniques requires substantially greater capital expenditures, as compared to the drilling of a traditional vertical well. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, and/or natural gas and oil prices decline, our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

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

The increased attention regarding fracture stimulation could lead to greater opposition, including litigation, to oil and natural gas production activities using fracture stimulation techniques. Increased public scrutiny may also lead to additional levels of regulation in the countries in which we operate that could cause operational restrictions or delays, make it more difficult to perform fracture stimulation or could increase our costs of compliance and doing business. Additional legislation or regulation, such as a requirement to disclose the chemicals used in fracture stimulation, could make it easier for third parties opposing fracture stimulation to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. A substantial portion of our operations rely on fracture stimulation, and the adoption of legislation in Bulgaria have placed restrictions on our fracture stimulation activities, causing us to suspend our fracture stimulation activities in Bulgaria. The adoption of legislative or regulatory initiatives in Turkey restricting fracture stimulation could impose operational delays, increased operations costs and additional related burdens on our exploration and production activities which could suspend or make it more difficult to perform fracture stimulation, cause a material decrease in the drilling of new wells and related completion activities and increase our costs of compliance and doing business, which could materially impact our business and profitability.

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

As of March 1, 2015, Mr. Mitchell beneficially owned approximately 36% of our outstanding common shares. As a result, Mr. Mitchell could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with our interests or the interests of our other shareholders.

The value of our common shares may be affected by matters not related to our own operating performance.

The value of our common shares may be affected by matters that are not related to our operating performance and which are outside of our control. These matters include the following:

•	general economic conditions in the United States, Turkey, Albania, Bulgaria and globally;
•	industry conditions, including fluctuations in the price of oil and natural gas;
•	governmental regulation of the oil and natural gas industry, including environmental regulation and regulation of fracture stimulation activities;
•	fluctuation in foreign exchange or interest rates;
•	liabilities inherent in oil and natural gas operations;

•	geological, technical, drilling and processing problems;
•	unanticipated operating events which can reduce production or cause production to be shut in or delayed;
•	failure to obtain industry partner and other third-party consents and approvals, when required;
•	stock market volatility and market valuations;
•	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;
•	the need to obtain required approvals from regulatory authorities;
•	worldwide supplies and prices of, and demand for, oil and natural gas;
•	political conditions and developments in each of the countries in which we operate;
•	political conditions in oil and natural gas producing regions;
•	revenue and operating results failing to meet expectations in any particular period;
•	investor perception of the oil and natural gas industry;
•	limited trading volume of our common shares;
•	announcements relating to our business or the business of our competitors;
•	the sale of assets;
•	our liquidity; and
•	our ability to raise additional funds.

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

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service and other obligations.

We have a significant amount of indebtedness. Our substantial indebtedness could have significant effects on our business. For example, it could:

•

make it more difficult for us to satisfy our financial obligations, including with respect to our indebtedness, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing our indebtedness;

•	increase our vulnerability to general adverse economic, industry and competitive conditions, especially declines in oil and natural gas prices;
•	limit our ability to borrow additional funds, and
•	limit our financial flexibility

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to our indebtedness and to satisfy any other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Turkey

General. As of December 31, 2014, we held interests in 19 onshore and offshore exploration licenses and 20 onshore production leases covering a total of approximately 1.8 million gross acres (approximately 1.1 million net acres) in Turkey. We acquired our interests in Turkey through acquisitions, as well as through farm-in agreements with existing third-party license holders and through applications submitted to the Turkish General Directorate for Petroleum Affairs (the “GDPA”), the agency responsible for the regulation of oil and natural gas activities under the Ministry of Energy and Natural Resources in Turkey.

The following map shows our interests in Turkey:

TURKEY LICENSE STATUS
Ukraine
Ukraine
Romania
Russia
Bulgaria
Black Sea
Georgia
Azerbaijan
Armenia
Azerbaijan
Iran
Edirne 3839
Gocerler 4288
Edirne E17-b4-1
E17-c1-1, E17-c2-1
Gocerler 4200 prod.
Habiller 4037
Adatepe 5016
Adatepe 4959 prod.
Alpullu 4794
DoguAdatepe F19-b4-1
Temrez 4861
Hayrabolu 2926
Atakoy 5122
Bekirler 4126
Gelindere 3659
Karaevli 3934
Gazioglu 3861
Karanfiltepe 5151
BatiKaraevli F19-d4-2
Malkara 4532
Kayi F19-d4-1
Senova 3858
Tekirdag 3860
Banarli 5059
Osmanli 3931
Osmanli F18-c4-2
BatiKayi F18-c3-1
ANKARA
Turkey
Greece
Greece
Greece
Greece
Greece
Greece
Aegean Sea
Molla's 4845&4174
West Molla 5046
Selmo 829 prod.
Bismil 4239
Gaziantep
N39-a1,a4
N39-d1,d2
Arpatepe 5025
Arpatepe 5003 prod.
dil 4642
Bakuk 5064
Bakuk 5043 prod.
Cyprus
Syria
Iraq
Lebanon
Mediterranean Sea
Israel
Jordan
Saudi Arabia
Egypt
Egypt
0 50 100 200 300 400
Kilometers
Legend
Licenses
TAT Licenses & JV
Production Leases

Reserves. As of December 31, 2014, we had total net proved reserves of 14,406 Mbbl of oil and 16,254 Mmcf of natural gas, net probable reserves of 11,432 Mbbl of oil and 23,794 Mmcf of natural gas and net possible reserves of 12,028 Mbbl of oil and 76,739 Mmcf of natural gas in Turkey.

Equipment Yards. As of December 31, 2014, we leased equipment yards in Muratli, Diyarbakir and Tekirdag and owned equipment yards at Selmo and Edirne.

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

Licensing Regime. The licensing process in Turkey for oil and natural gas concessions occurs in three stages: permit, license and lease. Under a permit, the government grants the non-exclusive right to conduct a geological investigation over an area. The size of the area and the term of the permit are subject to the discretion of the GDPA. A new petroleum law was passed by the Turkish government in May 2013, amending some of the processes related to licensing and operations in Turkey. The regulations concerning implementation were passed by the Turkish government in January 2014. The existing licenses and future licensing processes are currently in a transition phase from the old petroleum law to the new petroleum law. The new law provides that operators have the option to maintain their licenses under the old petroleum law for the duration of the existing terms of a license or to convert their licenses to the new petroleum law prior to the expiration of the license. Further details regarding the timing for conversion are awaiting confirmation from the GDPA.

The GDPA awards a license after it approves the applicant’s work program, which may include obligations such as geological and geophysical work, seismic reprocessing and interpretation and contingent shooting of seismic and drilling of wells. A license grants exclusive rights over an area for the exploration for and production of petroleum.

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

Licensing Under the New Petroleum Law. A license has a term of five years and requires the license holder to post a bond equal to 2% of the cost of the work commitments to secure the fulfillment of the work commitments. Licenses shall be based on map sections of scale equal to 1/50,000 (approximately 148,000 acres) or 1/25,000 (approximately 37,000 acres). A license is eligible for two separate two-year extensions by fulfilling prior work commitments and subscribing to additional work commitments, including the drilling of at least one well in each separate extension period, and providing a bond to secure fulfillment of the additional work commitments. A final two-year term may be granted to appraise a petroleum discovery made during the prior terms. An additional six-month extension may be granted during any of the foregoing terms in order to complete the drilling or testing of a well.

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

The expiration dates reported on our exploration licenses and production leases below are subject to various extensions available under the old petroleum law and the new petroleum law. Those portions of exploration licenses with production are available during any term for conversion to a production lease with a term of 20 years plus two further 10 year extensions if production is maintained. We have applied to the GDPA to convert some of our qualifying acreage into the new petroleum law regulations. This will be a gradual process, but we anticipate that conversion into the new petroleum law will provide for the renewal of the exploration license terms for qualifying acreage.

Northwestern Turkey. The following map shows our interests in northwestern Turkey at December 31, 2014:

400000
500000
600000
4600000
4500000
BULGARIA
GREECE
Balck Sea
Mediterranean Sea
T
K
Habiller
4037
Edirne
3839
Edirne (prod.) E17-b4-1
E17-c1-1, E17-c2-1
Alpullu
3599-4794 (prod)
Temrez
4861
Gocerler
4288
Adatepe
5016
Gocerler
4200 (prod.)
Adatepe
4959 (prod.)
DoguAdatepe
F19-b4-1 (prod.)
Hayrabolu
2926 (prod)
Gelindere
3659 (prod)
Atakoy
5122 (prod)
Karanfiltepe
5151
Banarli (prod.)
5059
Malkara
4532
Senova
3858
Osmanli
3931
Karaevli
3934
Bekirler
4126
Istanbul
lac ea
armara ea
Gazioglu
3861 (prod.)
BatiKaraevli F19-d4-2 (prod.)
Kayi F19-d4-1 (prod.)
Tekirdag
3860 (prod.)
BatiKayi F18-c3-1 (prod.)
Osmanli F18-c4-2 (prod.)
Gelibolu
Legend
TAT Licenses & JV
Production Leases
0 10 20 30 40 50
Kilometers

Adatepe (Production Lease 4959 and License 5016). We own a 50% working interest in Production Lease 4959 and License 5016, which cover approximately 3,086 gross acres and 117,000 gross acres, respectively. As of December 31, 2014, we had seven gross (3.5 net) producing wells on the Adatepe production lease. In 2015, we plan to drill one well on License 5016 or License 4288 to satisfy the work program for License 5016, and we plan to maintain production to satisfy our obligation on Production Lease 4959. We are the operator of Production Lease 4959 and License 5016. The current terms of Production Lease 4959 and License 5016 expire in September 2031 and January 2016, respectively, with extensions available under the old and new petroleum laws.

Alpullu (Production Lease 4794) and Temrez (License 4861). We own a 100% working interest in Production Lease 4794 and License 4861, which cover approximately 3,158 acres and 117,000 acres, respectively. As of December 31, 2014, we had six gross and net producing wells on the Alpullu production lease. One well on License 4861 is currently awaiting completion. We plan to maintain production to satisfy our obligation on Production Lease 4794. We are the operator of Production Lease 4794 and License 4861, which expire in September 2028 and December 2014, respectively, with extensions available under the old and new petroleum laws. We applied to convert License 4861 to the new petroleum law for a new five-year term in the second quarter of 2014, and are awaiting GDPA approval.

Atakoy (Production Lease 5122). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in Production Lease 5122, which covers approximately 440 gross acres. As of December 31, 2014, we had ten gross (4.15 net) producing wells on the Atakoy production lease. We plan to maintain production to satisfy our obligation on Production Lease 5122. We are the operator of Production Lease 5122, which expires in November 2032, with extensions available under the old and new petroleum laws.

Banarli (Production Lease 5059). We own a 50% working interest in Production Lease 5059, which covers approximately 4,608 gross acres. As of December 31, 2014, we had one gross (0.5 net) producing well on the Banarli production lease. We plan to maintain production to satisfy our obligation on Production Lease 5059. We are the operator of Production Lease 5059, which expires in February 2032, with extensions available under the old and new petroleum laws.

Bekirler (License 4126). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in License 4126, which covers approximately 124,000 gross acres. We are the operator of License 4126, which expires in December 2015.

Dogu Adatepe (Production Lease F19-b4-1). We own a 50% working interest in the Dogu Adatepe Production Lease, which covers part of our former Cayirdere license. The lease covers approximately 4,000 gross acres and expires in October 2017, subject to an additional 28 years of extensions under the new petroleum law available with the maintenance of production on the production lease.

Edirne (Production Leases) and Habiller (License 4037). We own a 55% working interest in three Edirne Production Leases and a 100% working interest in License 4037, which cover an aggregate of approximately 239,000 gross acres. In April 2010, we commenced natural gas sales from the Edirne natural gas field. As of December 31, 2014, we had 11 gross (6.1 net) producing wells on the Edirne and Habiller licenses. We are the operator of the Edirne Production Leases and License 4037, which expire in 2034 and March 2016, respectively, with extensions available under the old and new petroleum laws.

Gelindere (Production Lease 3659). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in Production Lease 3659, which covers approximately 709 gross acres. As of December 31, 2014, we had one gross (0.4 net) producing well on the Gelindere lease. We plan to maintain production to satisfy our obligation on Production Lease 3659. We are the operator of Production Lease 3659, which expires in June 2017, with extensions available under the old and new petroleum laws.

Gocerler (Production Lease 4200 and License 4288). We own a 50% working interest in Production Lease 4200 and License 4288, which cover approximately 3,363 gross acres and 119,000 gross acres, respectively. As of December 31, 2014, we had four producing wells on the Gocerler production lease and nine gross (4.5 net) producing wells on License 4288. We plan to drill one well in 2015 on License 4288 or License 5016 to satisfy the work program for License 4288 and we plan to maintain production to satisfy our obligations on Production Lease 4200. We are the operator of Production Lease 4200 and License 4288, which expire in May 2023 and August 2015, respectively, with extensions available under the old and new petroleum laws.

Hayrabolu (Production Lease 2926). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in Production Lease 2926, which covers approximately 12,400 gross acres. As of December 31, 2014, we had four gross (1.7 net) producing wells on the Hayrabolu production lease. We plan to maintain production to satisfy our obligation on Production Lease 2926. We are the operator of Production Lease 2926, which expires in February 2020, with one ten-year extension available under the old and new petroleum laws.

Karaevli (License 3934 and Karaevli Production Lease). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in License 3934 and the Karaevli Production Lease, which cover approximately 122,000 gross acres. As of December 31, 2014, we had three gross (1.3 net) producing wells on the Karaevli license. We are the operator of License 3934 and the Karaevli Production Lease, which expire in November 2015 and April 2019, respectively, with extensions available under the old and new petroleum laws.

Karanfiltepe (License 5151). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in License 5151, which covers approximately 121,000 gross acres. As of December 31, 2014, we had two gross (0.8 net) producing wells on the Karanfiltepe license. We are the operator of the Karanfiltepe license, which expires in June 2017, with extensions available under the old and new petroleum laws. We applied for conversion of this license to the new petroleum law in the second quarter of 2014, and are awaiting GDPA approval.

Malkara (License 4532). We own a 100% working interest in License 4532, which covers approximately 122,000 acres. We are the operator of License 4532, which expires in January 2015, with extensions available under the old and new petroleum laws. We applied for conversion of this license to the new petroleum law in the second quarter of 2014, and are awaiting GDPA approval.

Osmanli (License 3931 and Osmanli Production Leases). We own 41.5%, subject to a 0.415% overriding royalty interest, in License 3931 and the three Osmanli Production Leases, which cover approximately 118,000 gross acres. As of December 31, 2014, we had 53 gross (22.0 net) producing wells on the Osmanli license and Osmanli Production Leases. License 3931 and Production Lease 3860 were the focus of our 2014 horizontal drilling campaign in the Thrace Basin.  We are the operator of License 3931 and the Osmanli Production Leases, which expire in November 2015 and April 2024, respectively, with extension available under the old and new petroleum laws.

Senova (License 3858). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in License 3858, which covers approximately 122,000 gross acres. Depending on the recompletion results of the Senova-1 well and Akcahalil-1 well, we plan to apply for a production lease on the southern portion of License 3858. We are the operator of License 3858, which expires in May 2015, with extensions available under the old and new petroleum laws. We applied for the conversion of the northern portion of this license to the new petroleum law in the second quarter of 2014 and are currently awaiting GDPA approval.

Tekirdag (Production Lease 3860) and Gazioglu (Production Lease 3861). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in Production Leases 3860 and 3861, which cover an aggregate of approximately 4,300 gross acres. As of December 31, 2014, we had 26 gross (10.8 net) producing wells on the Tekirdag and Gazioglu production leases. Production Lease 3860 and License 3931 were the focus of our 2014 horizontal drilling campaign in the Thrace Basin. We plan to maintain production to satisfy our obligation on Production Leases 3860 and 3861. We are the operator of Production Leases 3860 and 3861, which expire in December 2023 and December 2021, respectively, with extensions available under the old and new petroleum laws.

Southeastern Turkey. The following map shows our interests in southeastern Turkey at December 31, 2014:

VI
Gumushane
Erzincan
Sivas
Tunceli
Kayseri
Malatya
Elazig
TURKEY
Bitlis
Van
Selmo 829 prod.
X
West Molla 5046
Diyarbakir
Molla 4845
Batman
Bismil 4239
XI
Siirt
K. Maras
Molla 4174
XII
Adiyaman
Gaziantep
N39-a1,a4
N39-d1,d2
Arpatepe 5025 exp.
Arpatepe 5003 prod.
Idil 4642
Sirnak
Bakuk 5043 prod.
Mardin
N39-a1
N39-a4
N39-d1
N39-d2
Adana
Sanliurfa
Bakuk 5064 exp.
Gaziantep
SYRIA
IRAQ
Legend
TAT Licenses & JV
Oil - Production Lease
Gas - Production Lease
0 25 50 100
Kilometers
37
39
41
43
Black Sea
Mediterranean Sea
BULGARIA
GREECE
RUSSIA
GEORGIA
ARMENIA
AZERBAIJAN
IRAN
IRAQ
SYRIA
LEBANON
CYPRUS
II
III
IV
V
VI
VII
VIII
IX
X
XI
XII
XIII
XIV
XV
XVI
XVII
XVIII

Arpatepe (Production Lease 5003 and License 5025). We own a 50% working interest in Production Lease 5003 and License 5025, which cover approximately 11,200 and 84,800 gross acres, respectively. For 2014, our wellhead production of oil from the Arpatepe field was approximately 64,875 Bbls of oil, at an average rate of approximately 178 Bbl/d. As of December 31, 2014, we had five producing wells on the Arpatepe production lease. We plan to drill the South Goksu-1 exploration well on License 5025 in 2015. Aladdin Middle East, Ltd. is the operator of Production Lease 5003 and License 5025, which expire in November 2028 and February 2016, respectively, with extensions available under the old and new petroleum laws.

Bakuk (License 5064 and Production Lease 5043). We own a 50% working interest in License 5064 and Production Lease 5043. The exploration license covers approximately 61,000 gross acres, and the production lease covers approximately 34,400 gross acres. Production continues from the Bakuk-101 well, and we are evaluating additional offset well locations. Tiway Turkey, Ltd. (“Tiway”) is the operator of License 5064 and Production Lease 5043, which expire in June 2016 and January 2032, respectively, with extensions available under the old and new petroleum laws.

Bismil (License 4239). License 4239 was acquired from ARAR during the second quarter of 2013. We own a 100% working interest in the Bismil license, which covers approximately 4,800 gross acres. License 4239 was part of our large Molla 3D acquisition program, and we drilled the Bati Yasince-1 discovery well in the fourth quarter of 2014, which was producing oil as of December 31, 2014. We are the operator of the license, which expires in June 2015. We continue to monitor production and plan to apply for a production lease covering the majority of this acreage in 2015.

Gaziantep (Gazientep License and Alibey License). We own a 62.5% working interest in the Gazientep and Alibey Licenses, subject to a 0.313% overriding royalty interest, which cover the former License 4607 and an aggregate of 123,000 gross acres. We are the operator of the Gazientep and Alibey Licenses, which expire in October 2019. We are currently evaluating additional prospects on the Gaziantep and Alibey Licenses, including an offset to the Alibey-1H discovery well.

Idil (License 4642). We own a 50% working interest in License 4642, which covers approximately 123,000 gross acres. In February 2014, we entered into a farm-out agreement with Onshore Petroleum Company AS (“Onshore”), whereby Onshore will fund the costs, up to $3.5 million, to drill and complete a well targeting the Mardin formation. We began drilling this well in the fourth quarter of 2014 and plan to complete the well during the first half of 2015. We are the operator of License 4642, which expires in October 2016.

Molla (Licenses 4174 and 4845) and West Molla (License 5046). We own a 100% working interest in Licenses 4174, 4845 and 5046, which cover an aggregate of approximately 112,000 gross acres. As of December 31, 2014, we had six gross and net wells producing on the Molla licenses. We continue to interpret the 800 sq. km. 3D seismic data to delineate prospects on the Molla licenses. We are the operator of Licenses 4174, 4845 and 5046, which expire in June 2016, March 2015 and June 2016, respectively, with extensions available under the old and new petroleum laws. We applied for a two-year extension on License 4845 in the fourth quarter of 2014 and are currently awaiting GDPA approval.

Selmo (Production Lease 829). We own a 100% working interest in Production Lease 829, which covers 8,886 acres and includes the Selmo oil field. As of December 31, 2014, there were 60 gross and net producing wells on the Selmo production lease. For 2014, our wellhead production of oil in the Selmo field was approximately 1,027,639 Bbls of oil, at an average rate of approximately 2,815 Bbl/d. The Selmo lease was the focus of a horizontal drilling campaign in 2014, and we initiated a waterflood pilot test program in the first quarter of 2014, in which two Selmo wells were converted to injection wells. We are the operator of Production Lease 829, which expires in June 2025.

Hazro License Application. We have applied with the GDPA to acquire two new license quadrants, L45-c1 and L45-c2, which we believe to be prospective for the Bedinan, Mardin and Hazro formations. There are five competing bids for the acreage, and we are currently awaiting the GDPA’s response.

Bulgaria

General. As of December 31, 2014, we held interests in one onshore exploration permit and one onshore production concession in Bulgaria. We acquired all of our Bulgarian interests through the purchase of Direct Bulgaria in February 2011. In January 2012, the Bulgarian Parliament enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria. The legislation also had the effect of preventing conventional drilling and completion activities. In June 2012, the Bulgarian Parliament amended the legislation to clarify that conventional drilling and completion activities were not intended to be affected by the law. As long as this legislation remains in effect, our unconventional natural gas exploration, development and production activities in Bulgaria will be significantly constrained. The following map shows our interests in Bulgaria at December 31, 2014:

200000
250000
300000
4850000
4800000
N
Romania
DANUBE
JIU
OLT
OSUM
OGOSTA
Montana
Serbia
Koynare Concession
Deventci-R1
Deventci-R2
Bulgaria
Lovec
Stefanetz Application
ISKUR
Sofia
Legend
Wells
Rivers
Koynare Concession
Stefanetz Application
0
10
20
30
Kilometers

Reserves. As of December 31, 2014, there were no economic reserves associated with our properties in Bulgaria.

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

Under an exploration permit, the government grants exploration rights for a term of up to five years to conduct seismic and other exploratory activities, including drilling. The recipient of an exploration permit commits to a work program and posts a bank guarantee in the amount of the estimated cost for the program. The area covered by an onshore exploration permit may be as large as 5,000 square kilometers. The exploration permit may be extended for up to two additional two-year terms, subject to fulfillment of minimum work programs, and may be extended for an additional one-year term in order to appraise potential geologic discoveries. Interests under an exploration permit are transferable, subject to government approval. The permit holder is required to pay an annual area fee equal to 40 Bulgarian Lev (approximately $25 at December 31, 2014) per square kilometer, or 40 Bulgarian Lev (approximately $25 at December 31, 2014) per square kilometer in the event the permit term is extended.

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

Koynare. We own a 100% working interest, subject to a 3.02% overriding royalty interest and KDL’s 50% farm-in interest, in the Koynare production concession covering approximately 163,000 acres. The Koynare Concession Area contains the Deventci-R1 well, where we discovered a reservoir in the Jurassic-aged Ozirovo formation at a depth of approximately 13,800 feet, which the Bulgarian government has certified as a geologic and commercial discovery. In November 2011, we commenced drilling the Deventci-R2 appraisal well on the Koynare Concession Area, which we suspended following the enactment of the Bulgarian government’s January 2012 legislation. During the second half of 2013, we resumed drilling the Deventci-R2 directional well on our Koynare Concession Area. In January 2014, we reached target depth of 14,100 feet on the Deventci-R2 well, and conducted a long-term test on the well during the second quarter of 2014 with an initial production test of approximately 2.0 Mmcf/d of natural gas with condensates. In the fourth quarter of 2014, we received approval from the Bulgarian government to acidize the well. We conducted initial stimulation in December 2014 to enhance its productivity and are currently evaluating the results of the stimulation.

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

In September 2011, we entered into an agreement with Esrey pursuant to which Esrey funded the drilling of an exploration well on the Stefenetz Concession Area to core and test the Etropole shale formation. This well, the Peshtene-R11, reached total depth in late November 2011, from which we collected more than 900 feet of core. We suspended drilling and completion of the Peshtene-R11 well following enactment of the Bulgarian government’s January 2012 legislation. We and Esrey are evaluating the core data and developing a conventional completion program for the Peshtene-R11 well. If we obtain a production concession over the Stefenetz Concession Area, Esrey would fund up to an additional $12.5 million in exchange for a 50% working interest in the production concession. The remaining 50% working interest in the production concession would be split equally between us and KDL.

Aglen. We have applied to relinquish the Aglen exploration permit, which covers approximately 1,700 acres within the boundaries of the former A-Lovech exploration permit and lies within the boundary of the Stefenetz Concession Area. Due to the Bulgarian government’s January 2012 legislation, a force majeure event was recognized by the government. As of March 1, 2015, we were still negotiating the relinquishment of this license.

Albania

General. We own 100% of the interests in three onshore oil fields and one gas concession consisting of one onshore gas field and one exploration license, all in Albania.  Stream commenced operations in Albania in November 2007, taking over the operation of wells, associated equipment and facilities from Albpetrol, the state owned oil company in Albania. Subsequent to the acquisition of Stream, we have been operating in Albania under the name TransAtlantic Albania Ltd. The following map shows our interests in Albania at December 31, 2014:

TIRANA
400000
KRUSEVO
KRIVOGASTANI
PRILEP
N
FYROM (Macedonia)
OHRID
RESEN
MOGILA
BITOLA
ELBASAN
CERRIK
POGRADEC
STALIN
SOVJAN
BERAT
FLORINA
AMINDAION
FILOTAS
4500000
Albania
KORCE
Cakrran-Mollaj
Ballsh-Hekal
Gorisht-Kocul
KASTORIA
PTOLEMAIS
ERATIRA
KOZANI
SIATISTA
PERMET
Italy
Greece
GJIROKASTER
KONITSA
GREVENA
ZAKAS
Delvina
Legend
Cities
Blocks
0 5 10 20 30 40 50
Kilometers
KERKIRA
YANINA

Reserves. As of December 31, 2014, we had total net proved reserves of 14,259 Mbbl of oil and 8,249 Mmcf of natural gas, net probable reserves of 10,014 Mbbl of oil and 19,963 Mmcf of natural gas and net possible reserves of 7,152 Mbbl of oil and 31,518 Mmcf of natural gas in Albania.

Commercial Terms. In August 2007, Stream entered into Instruments of Transfer to join four License Agreements between Agjencia Kombëtare e Burimeve Natyrore, the Albanian National Agency of Natural Resources (“AKBN”), and Albpetrol and entered into four Petroleum Agreements with Albpetrol, which together give us the right to access and develop three onshore oil fields and one onshore gas field. The four License Agreements each have a 25-year term, with unlimited five-year renewal options.  These fields contain approximately 600 existing wells, of which approximately 250 are producing, with the remainder shut-in predominantly due to failures of production equipment as a result of insufficient capital investment by Albpetrol.

We are required to submit annual work programs and budgets to Albpetrol each year, including the nature and amount of capital expenditures, which is required to be consistent with the plans of development (“PODs”) for the fields approved by AKBN. Significant deviations from the PODs are subject to the approval of AKBN and Albpetrol.

Pursuant to the terms of the Petroleum Agreements, we pay a 2% to 7.2% gross over-riding royalty to Albpetrol, which may be paid in kind or cash. In addition, we are required to pay a royalty to Albpetrol based on the amount of pre-existing production (“PEP”) from the wells taken over by Stream.  The PEP royalty is calculated on a well by well basis and is initially equal to 65% to 70% of the PEP preceding the takeover of the well by Stream.  The PEP royalty declines at a rate of 10% per year for the oil fields and 5% per year for Delvina.

In 2008, a new 10% mineral tax was enacted by the Albanian Ministry of Finance. The new mineral tax is equal to 10% of gross sales after deducting any PEP royalties paid. Under the Petroleum Agreements, any new financial burdens (including new mineral taxes) are to be neutralized by amendments to the Petroleum Agreements. We are working with officials from Albpetrol and AKBN to finalize amendments to the Petroleum Agreements to neutralize the 10% mineral tax.  As of December 31, 2014, we had $10.9 million of tax payments awaiting neutralization.

Ballsh-Hekal. The Ballsh-Hekal field was discovered in 1966 and produces oil from fractured carbonates of Cretaceous-Paleocene age. The oil contains sulphur. The field is developed with an average well spacing of approximately 4 hectares/well (10 acres/well). We believe that a significant number of these wells did not penetrate the entire hydrocarbon column.

We have taken over 23 wells (of which 13 are producing) from Albpetrol in the Ballsh-Hekal field. We believe that a significant number of these wells did not penetrate the entire hydrocarbon column. Albpetrol still operates approximately 60 wells in the field.  We have the right to take over the remaining wells at our option. During 2014, our net production, before mineral taxes, was 86 Bbl/d of oil from the field.

Cakran-Mollaj. The Cakran-Mollaj field was discovered in 1977 and is currently producing from fractured carbonates of Cretaceous-Paleocene age. This is the deepest of our fields in Albania at 2,650 to 3,700 meters. The field is developed with an average well spacing of approximately 16 hectares/well (40 acres/well).  We took over 70 wells (of which approximately 30 are producing) from Albpetrol. We believe that a significant number of these wells did not penetrate the entire hydrocarbon column.

During 2014, our net production, before mineral taxes, was approximately 307 Bbl/d of oil from this field.  We are working on improving the reliability of surface equipment in this field prior to reactivating and recompleting additional wells.

Gorisht-Kocul. Discovered in 1965, the Gorisht-Kocul field is a heavy oil field that produces from fractured carbonates of Cretaceous-Paleocene age. Well depths range from 400 to 1,250 meters, and the oil contains sulphur. The field is fully developed with an average well spacing of approximately 2 hectares/well (5 acres/well). We believe that a significant number of these wells did not penetrate the entire hydrocarbon column.

We took over all 295 wells (of which approximately half are producing) in the Gorisht-Kocul field from Albpetrol. From During 2014, our net production from this field, before mineral taxes, was 449 Bbl/d of oil.  We are in the process of conducting two waterflood projects in this reservoir, which have mitigated the natural pressure and production decline in portions of this field.  We intend to workover and reactivate existing wells in 2015 with modern rod pumps and progressive cavity pumps.

Delvina Concession. We own the Delvina Concession, which is comprised of the partially developed Delvina field and the Delvina exploration block.

Delvina Field. The Delvina natural gas field was discovered in 1987 and produces natural gas and natural gas liquids from reservoirs at a depth of 2,800 to 3,500 meters from fractured carbonates of Cretaceous- Paleocene age. The Delvina natural gas field is connected to potential markets by an existing pipeline, but needs additional downstream capacity.

The field has two previously producing vertical wells, the Delvina D4 and D12 wells.  During the workover of the Delvina D12 well in 2013, after successful stimulation and flow tests, Stream encountered an obstruction in the completion string that could not be removed through solvent injection and is planning workover procedures.  We plan to bring the Delvina D4 well back online following workover of the Delvina D12 well. In April 2014, Stream spud the D34H1 well in the Delvina field, reaching a depth of approximately 750 meters before temporarily abandoning drilling due to a lack of funds.  Drilling operations on the D34H1 well are expected to resume during the first half of 2015.

Delvina Block. Under the Delvina License Agreement and Petroleum Agreement, we have the right to develop approximately 60,000 acres adjacent to the Delvina natural gas field, referred to as the Delvina Block. The Delvina Block offers significant growth potential.

Summary of Oil and Natural Gas Reserves

The following table summarizes our net proved, probable and possible reserves at December 31, 2014 and 2013.

	Reserves
	Oil and Condensate (Mbbl)	Natural Gas (Mmcf)	Total (Mboe)
Reserves Category
December 31, 2014
Turkey
Proved reserves
Proved developed	6,857	9,551	8,449
Proved undeveloped	7,549	6,703	8,666
Total proved	14,406	16,254	17,115
Probable reserves
Probable developed	1,400	3,035	1,906
Probable undeveloped	10,032	20,760	13,492
Total probable	11,432	23,795	15,398
Possible reserves
Possible developed	1,457	3,073	1,969
Possible undeveloped	10,571	73,666	22,849
Total possible	12,028	76,739	24,818
Albania
Proved reserves
Proved developed	13,900	-	13,900
Proved undeveloped	359	8,249	1,734
Total proved	14,259	8,249	15,634
Probable reserves
Probable developed	-	-	-
Probable undeveloped	10,014	19,963	13,341
Total probable	10,014	19,963	13,341
Possible reserves
Possible developed	-	-	-
Possible undeveloped	7,152	31,518	12,405
Total possible	7,152	31,518	12,405
Total
Proved reserves
Proved developed	20,757	9,551	22,349
Proved undeveloped	7,908	14,952	10,400
Total proved	28,665	24,503	32,749
Probable reserves	-	-	-
Probable developed	1,400	3,035	1,906
Probable undeveloped	20,046	40,723	26,833
Total probable	21,446	43,758	28,739
Possible reserves
Possible developed	1,457	3,073	1,969
Possible undeveloped	17,723	105,184	35,254
Total possible	19,180	108,257	37,223
December 31, 2013
Turkey
Proved reserves
Proved developed	4,875	10,450	6,617
Proved undeveloped	4,839	4,589	5,604
Total proved	9,714	15,039	12,221
Probable reserves
Probable developed	1,057	3,378	1,620
Probable undeveloped	7,063	19,652	10,338
Total probable	8,120	23,030	11,958
Possible reserves
Possible developed	1,218	3,307	1,769
Possible undeveloped	15,659	74,898	28,142
Total possible	16,877	78,205	29,911

Value of Proved Reserves

The following table shows our estimated future net revenue, PV-10 and Standardized Measure as of December 31, 2014:

(in thousands)
Future net revenue	$1,519,169
Total PV-10 (1)	$884,387
Total Standardized Measure	$672,082

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

(in thousands)
Total PV-10 (1)	$884,387
Future income taxes	(392,211)
Discount of future income taxes at 10% per annum	179,906
Standardized Measure	$672,082

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2014, our estimated proved reserves were 32,749 Mboe, an increase of 20,528 Mboe, or 168.0%, compared to 12,221 Mboe at December 31, 2013.  This increase was primarily attributable to the acquisition of Stream, the continued success of our horizontal drilling campaigns in the Selmo oil field and the Thrace Basin and the successful appraisal of the Bahar oil field.  The Albanian assets of Stream constituted 15,634 Mboe or 76.2% of the increase. Of these proved reserves, 88.9% are in the proved developed category and are part of the producing oil assets in Albania.  The increase in proved reserves was partially offset by sales volumes of 1,883 Mboe in 2014, consisting of 1,339 Mbbls of oil and 3,262 Mmcf of natural gas.

At December 31, 2014, we recorded an increase in proved reserves of 5,208 Mboe through extensions and discoveries.  These increases were due to the following factors: (i) horizontal drilling in Selmo, which resulted in the conversion of 2,234 Mboe from probable or possible reserves to proved reserves due to successful wells in the previously under-drilled southeast portion of the field and confirming that oil still remains at, or below, the current oil-water contact; (ii) the addition of 467 Mboe in the Thrace Basin as a result of the Gurgen discovery and successful Sogucak test in the Kuzey Emirali-1 well; (iii) the addition of 2,243 Mboe due to successful appraisal wells on the Bahar structure and (iv) the addition of 264 Mbbls in the Arpatepe oil field as a result of the Arpatepe-7 appraisal well success which extended the field to the southeast.

At December 31, 2014, we recorded an increase in proved reserves due to technical revisions of 1,254 Mbbl and 1,668 Mmcf (1,532 Mboe total).  The revision in oil of 1,254 Mbbls was an increase from December 31, 2013, in which we recorded a loss of 436 Mbbls, and was mostly attributable to well performance in Selmo.  Prior to initiating the horizontal well campaign in Selmo in 2013, drilling had been halted due to poor vertical well performance.  This resulted in negative revisions to estimates for 2013.  By contrast, the horizontal wells drilled in late 2013 and throughout 2014 have performed better than original estimates and thus resulted in positive technical revisions.  The revision in gas of 1,668 Mmcf was a decrease from December 31, 2013, in which we recorded 3,436 Mmcf in technical revisions and was mostly attributable to a decrease in activity in the Thrace Basin, where we did not introduce any new technology to the gas fields.  In 2013, we successfully fracture stimulated the Mezardere formation for the first time.  This led to an aggressive recompletion program as we fine-tuned our stimulation methodology which, in turn, greatly increased many behind pipe reserves.  The performance of these fracture stimulated wells versus the unstimulated type curves allowed for positive reserve revisions.  The estimated undiscounted capital costs associated with our proved reserves is $357.8 million.

Proved Undeveloped Reserves

At December 31, 2014, our estimated proved undeveloped reserves were 10,400 Mboe, an increase of 4,796 Mboe, or 85.6%, compared to 5,604 Mboe at December 31, 2013. Of this increase in proved undeveloped reserves, 1,734 Mboe was from the acquisition of Stream, 1,834 Mboe was from extensions and discoveries from horizontal drilling in Selmo and 1,228 Mboe was from extensions and discoveries in the Molla field and the Thrace Basin in Turkey.  All of our proved undeveloped reserves as of December 31, 2014 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve.  The estimated undiscounted capital costs associated with our proved undeveloped reserves is $266.6 million.

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

Internal Controls

Management has established, and is responsible for, a number of internal controls designed to provide reasonable assurance that the estimates of proved, probable and possible reserves are computed and reported in accordance with rules and regulations provided by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls consist of documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. We also retain outside independent engineering firms to prepare estimates of our proved, probable and possible reserves. We work closely with this firm, and management is responsible for providing accurate operating and technical data to it. Management has tested the processes and controls regarding our reserves estimates for 2014. Senior management reviews and approves our reserves estimates, whether prepared internally or by third parties. In addition, our audit committee serves as our reserves committee and is composed of three outside directors, all of whom have experience in the review of energy company reserves evaluations. The audit committee reviews the final reserves estimate and also meets with representatives from the outside engineering firm to discuss their process and findings.

Oil and Natural Gas Reserves under U.S. Law

In the United States, we are required to disclose proved reserves, and we are permitted to disclose probable and possible reserves, using the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X. The estimates of proved, probable and possible reserves in Turkey presented as of December 31, 2014 have been prepared by DeGolyer and MacNaughton, our external engineers for Turkey. The technical person at DeGolyer and MacNaughton that is primarily responsible for overseeing the preparation of our reserves estimates in Turkey is a Registered Professional Engineer in the State of Texas and has a Bachelor of Science degree in Mechanical Engineering from Kansas State University. He has over 32 years of experience in oil and natural gas reservoir studies and evaluations and is a member of the Society of Petroleum Engineers.

The estimates of proved, probable and possible reserves in Albania presented as of December 31, 2014 have been prepared by Deloitte LLP, our external engineers for Albania. The technical person at Deloitte LLP that is primarily responsible for overseeing our reserves estimates in Albania has a Bachelor of Science degree in Chemical Engineering from the University of Calgary. He has over 20 years of experience in oil and gas reservoir engineering and reserves determination.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with DeGolyer and MacNaughton and Deloitte LLP to ensure the integrity, accuracy and timeliness of data furnished to them for the preparation of their reserves estimates. Our chief reservoir engineer has over 42 years of experience in oil and natural gas reservoir studies and evaluations. He has a Bachelor of Science degree in Petroleum Engineering from Colorado School of Mines and a Masters of Business Administration degree from the University of Phoenix. He is a Registered Professional Engineer in the state of Colorado, and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

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

The estimates of proved, probable and possible reserves prepared by DeGolyer and MacNaughton for the year ended December 31, 2014 included a detailed evaluation of our Selmo, Arpatepe, Bakuk, Molla and Thrace Basin properties in Turkey and our West Koynare field in Bulgaria. DeGolyer and MacNaughton determined that their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about whether proved reserves are economically producible from a given date forward, under existing economic conditions, operating methods and government regulations, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

The estimates of proved, probable and possible reserves prepared by Deloitte LLP for the year ended December 31, 2014 included a detailed evaluation of our Ballsh-Hekal, Cakran-Mollaj, Gorisht-Kocul and Delvina properties in Albania. Deloitte LLP determined that their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about whether proved reserves are economically producible from a given date forward, under existing economic conditions, operating methods and government regulations, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Oil and Natural Gas Reserves under Canadian Law

As a reporting issuer under Alberta, British Columbia and Ontario securities laws, we are required under Canadian law to comply with National Instrument 51-101 “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”) implemented by the members of the Canadian Securities Administrators in all of our reserves related disclosures. DeGolyer and MacNaughton and Deloitte LLP evaluated the Company’s reserves as of December 31, 2014, in accordance with the reserves definitions of NI 51-101 and the Canadian Oil and Gas Evaluators Handbook (“COGEH”). Our annual oil and natural gas reserves disclosures prepared in accordance with NI 51-101 and COGEH and filed in Canada are available at www.sedar.com.

Oil and Natural Gas Sales Volumes

The following table sets forth our sales volumes of oil and natural gas (including by field for any field that contained 15% or more of our total proved reserves at December 31, 2014) for 2014, 2013 and 2012:

	Sales Volumes
	Oil (1)	Natural Gas	Total
Year	(Bbls)	(Mcf)	(Boe)
2014
Total Turkey	1,302,439	3,258,537	1,845,529
Selmo field	1,023,877	–	1,023,877
Total Albania	36,200	–	36,200
Gorisht-Kocul field	19,306	–	19,306
2013
Total Turkey	932,463	3,495,698	1,515,079
Selmo field	665,025	–	665,025
2012
Total Turkey	947,998	4,204,629	1,648,720
Selmo field	813,222	–	813,222

(1)	“Oil” volumes include condensate (light oil) and medium crude oil.

Average Sales Price and Production Costs

The following table sets forth the average sales price per Bbl of oil and Mcf of natural gas and the average production cost, not including ad valorem and severance taxes, per unit of production for each of 2014, 2013 and 2012:

	2014	2013	2012 (1)
Turkey:
Average Sales Price Oil ($/Bbl)	$82.92	$101.05	$102.60
Natural Gas ($/Mcf)	$8.67	$9.43	$8.72
Unit Costs Production ($/Boe)	$8.56	$10.62	$9.20
Albania:
Average Sales Price Oil ($/Bbl)	$52.43	$–	$–
Natural Gas ($/Mcf)	$–	$–	$–
Unit Costs Production ($/Boe)	$31.15	$–	$–

(1)	We have recalculated the oil and natural gas costs per Boe for the year ended December 31, 2012 based on working interest volumes before royalty deductions to conform to current year presentation.

Drilling Activity

The following table sets forth the number of net productive and dry exploratory wells and net productive and dry development wells we drilled in 2014, 2013 and 2012:

	Development Wells		Exploratory Wells
	Productive	Dry	Productive	Dry
Turkey:
2014	14.7	2.0	4.6	0.4
2013	10.5	0.5	3.5	4.4
2012	14.5	1.4	4.0	7.9
Bulgaria:
2014	–	–	–	–
2013	–	–	–	–
2012	–	–	–	–
Albania:
2014	–	–	–	–
2013	–	–	–	–
2012	–	–	–	–

Oil and Natural Gas Properties, Wells, Operations and Acreage

Productive Wells. The following table sets forth the number of productive wells (wells that were producing oil or natural gas or were capable of production) in which we held a working interest as of December 31, 2014:

	Oil		Natural Gas
	Gross (1)	Net (2)	Gross (1)	Net (2)
Turkey	73.0	70.0	141.0	67.0
Bulgaria	–	–	–	–
Albania	202.0	202.0	–	–

(1)	“Gross wells” means the wells in which we held a working interest (operating or non-operating).
(2)	“Net wells” means the sum of the fractional working interests owned in gross wells.

Developed Acreage. The following table sets forth our total gross and net developed acreage as of December 31, 2014:

	Developed Acres
	Gross (1)	Net (2)
Turkey	210,711	106,373
Albania	19,993	19,993
Total	230,704	126,366

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage. The following table sets forth our undeveloped land position as of December 31, 2014:

	Undeveloped Acres
	Gross (1)	Net (2)
Turkey	1,690,406	1,034,854
Bulgaria	567,106	567,106
Albania	55,635	55,635
Total	2,313,147	1,657,595

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage Expirations. The following table summarizes by year our undeveloped acreage scheduled to expire in the next five years:

	Undeveloped Acres (1)		% of Total Undeveloped Acres
	Gross (2)	Net (3)	Net (3)
2015	731,916	397,568	24.0
2016	568,466	374,928	22.6
2017	120,726	50,101	3.0
2018	–	–	–
2019	152,107	95,067	5.7

(1)	Excludes the Stefenetz Concession Area for which we have applied for a production concession.
(2)	“Gross” means the total number of acres in which we had a working interest.
(3)	“Net” means the sum of the fractional working interests owned in gross acres.

We anticipate that we will be able to extend the license terms for substantially all of our undeveloped acreage in Turkey scheduled to expire in 2015 through the execution of our current work commitments.

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

On June 27, 2012, the Kozluk Civil Court of First Instance dismissed the Surface Litigation. The court issued its formal decision on August 8, 2012, and the plaintiffs filed an appeal with the Court of Appeal. The file was reversed by the Court of Appeal and sent back to the Kozluk Civil Court of First Instance in August 2014. The Court of Appeals ruled that the Kozluck Civil Court of First Instance investigate the merits of the dispute to determine the ownership position of the parties, that TPAO should be added as a party to the litigation, and that the cadastral map sheet depicting the real properties at issue must be investigated.  The parties then appealed to the Court of Appeals for correction of judgment.

We continue to operate on the surface at Selmo, and have paid surface damages for locations at Selmo from the time we began operating the Selmo lease to present.

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

	High	Low
2014:
Fourth Quarter	$9.85	$6.00
Third Quarter	$13.29	$10.10
Second Quarter	$12.04	$8.62
First Quarter	$9.80	$7.80
2013:
Fourth Quarter	$10.00	$7.70
Third Quarter	$10.10	$6.10
Second Quarter	$9.40	$7.10
First Quarter	$10.70	$8.50

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

	High	Low
2014:
Fourth Quarter	$8.65	$5.15
Third Quarter	$12.48	$8.99
Second Quarter	$11.39	$7.89
First Quarter	$8.84	$7.00
2013:
Fourth Quarter	$11.00	$7.30
Third Quarter	$9.70	$7.10
Second Quarter	$9.10	$6.90
First Quarter	$10.40	$8.80

Common Shares and Dividends

As of March 6, 2015, we had 40,777,149 common shares issued and outstanding and held by 79 record holders, including nominee holders such as banks and brokerage firms who hold shares for beneficial owners.

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

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial information from continuing operations for each of the five years in the period ended December 31, 2014. All periods presented have been adjusted to reflect our oilfield services business segment and Moroccan segment as discontinued operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014 (1)	2013	2012	2011	2010
	(amounts in thousands, except per share amounts)
Total revenues	$140,728	$130,827	$143,908	$128,905	$70,854
Seismic and other exploration	4,285	14,009	5,040	11,542	16,883
Net income (loss) from continuing operations	29,096	(13,271)	(6,373)	(77,574)	(29,545)
Comprehensive income (loss) income	14,751	(50,686)	38,470	(173,012)	(77,514)
Basic net income (loss) per common share from continuing operations	0.77	(0.36)	(0.17)	(2.18)	(0.95)
Basic weighted average number of shares outstanding	37,829	37,069	36,742	35,597	31,249

	As of December 31,
	2014 (1)	2013	2012	2011	2010
	(amounts in thousands)
Total assets	$546,403	$346,586	$358,258	$448,802	$473,968
Long-term liabilities	183,811	63,619	72,819	112,904	62,486
Shareholders' equity	211,464	167,317	213,827	171,273	276,057
Capital expenditures, including acquisitions (2)	141,810	99,951	81,824	152,440	170,317

_______________

(1)	Includes the results of operations of Stream since November 18, 2014.
(2)	Excludes seismic and other exploration expenditures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2014, we held interests in approximately 1.8 million net acres of developed and undeveloped oil and natural gas properties in Turkey, Albania and Bulgaria. As of March 1, 2015, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

Recent Decline in Oil Prices

As a result of the recent decline in prices for Brent crude, we have reduced our planned capital expenditures and deferred a significant amount of our planned exploration and development until prices for Brent crude improve. In order to mitigate the impact of reduced prices on our 2015 cash flows and liquidity, we have implemented cost reduction measures and will continue to implement cost-cutting initiatives to reduce our operating costs and general and administrative expenses. These initiatives include the negotiation of exploration and development and operating cost reductions with several key vendors and plans to continue to pursue further reductions. We believe this strategy will allow us to preserve our liquidity in order to execute our 2015 development program and continue to meet our contractual obligations.

Notwithstanding these measures, there remain risks and uncertainties that could negatively impact our results of operations and financial condition. For example, reductions in our borrowing capacity as a result of a redetermination to our borrowing base could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices.

2014 Financial and Operational Performance

•	We reported $29.1 million of net income from continuing operations. This includes a $37.5 million gain on our commodity derivative contracts and a $6.0 million foreign exchange loss.
•

We derived 78.1% of our revenues from the production of oil, 20.1% of our revenues from the production of natural gas and 1.8% of our revenues from other sources during the year ended December 31, 2014.

•

Total oil and natural gas sales revenues increased 8.6% to $138.2 million for the year ended December 31, 2014, from $127.3 million in 2013. The increase was primarily the result of an increase in sales volumes of 365 Mboe, which was partially offset by a decrease in the average sales price of $10.44 per Boe.

•	Wellhead production was 1,345 Mbbls of oil and 3,567 Mmcf of natural gas for the year ended December 31, 2014, as compared to 942 Mbbls of oil and 3,932 Mmcf of natural gas for 2013.
•	In 2014, we incurred $146.1 million in total capital expenditures, including license acquisition and seismic expenditures, from continuing operations, as compared to $114.0 million in 2013.
•

As of December 31, 2014, we had $106.0 million in long-term debt and $52.6 million in short-term debt, as compared to $26.5 million in long-term debt and $43.3 million in short-term debt as of December 31, 2013.

Recent Developments

For information on our recent developments, see “Item 1. Business—Recent Developments.”

2014 Operations

During 2014, we implemented a three-part strategy to increase production and cash flow in Turkey: (i) the Molla vertical program, (ii) the Selmo field redevelopment program, which included horizontal drilling, and (iii) the Thrace Basin development program, which included a combination of vertical and horizontal drilling. We also began operations in Albania with the acquisition of Stream. For additional information on our current operations, see “Item 1. Business—Current Operations.”

Planned Operations

We plan to satisfy license earning obligations for our core properties in Turkey and to drill the D34H1 well in Albania. For more information on our planned 2015 operations, see “Item 1. Business—Planned Operations.”

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

Oil and Natural Gas Properties. In accordance with the successful efforts method of accounting for oil and natural gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. Acquisition costs of proved properties are amortized using the unit-of-production method based on total proved reserves, and exploration well costs and additional development costs are amortized using the unit-of-production method based on proved developed reserves. Proceeds from the sale of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned. Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be non-productive. The determination of an exploratory well’s ability to produce generally must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

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

Foreign Currency Translation and Remeasurement. We follow ASC 830, Foreign Currency Matters (“ASC 830”) which requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. The functional currency for each of our subsidiaries in Turkey and Bulgaria is the local currency and is the U.S.

Dollars in Albania. For certain entities, translation adjustments result from the process of translating the functional currency of the foreign operation’s financial statements into our U.S. Dollar reporting currency, which is a non-cash transaction. These translation adjustments are reported separately and accumulated in the consolidated balance sheets as a component of accumulated other comprehensive loss.

ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from re-measuring transactions and monetary accounts in a currency other than the functional currency are included in earnings.

Goodwill. In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently as impairment indicators arise. ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We assessed the qualitative factors at December 31, 2014 and, based upon the results of the qualitative assessment, we determined that it was not necessary to perform the two-step goodwill impairment test and that our goodwill was not impaired. All of our goodwill is attributable to our Turkey operating segment.

Oil and Gas Reserves. The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged DeGolyer and MacNaughton and Deloitte LLP, our independent reserve engineers, to independently evaluate our properties that result in estimates for all of our estimated proved reserves at December 31, 2014.

Reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is possible that, because of changes in market conditions or the inherent imprecision of reserve estimates, the estimates of future cash inflows, future gross revenues, the amount of oil and natural gas reserves, the remaining estimated lives of oil and natural gas properties, or any combination of the above may be increased or decreased. Increases in recoverable economic volumes generally reduce per unit depletion rates while decreases in recoverable economic volumes generally increase per unit depletion rates.

Income Taxes.  We follow the asset and liability method prescribed by ASC 740, Income Taxes (“ASC 740”). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in earnings in the period that includes the enactment date.

Other Recent Accounting Pronouncements and Reporting Rules

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, we do not expect the adoption of ASU 2014-08 to have a material impact on our consolidated financial statements or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements.  This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements or results of operations.  If events occur in future periods that could affect our ability to continue as a going concern, we will provide the disclosures required by ASU 2014-15.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these recent pronouncements will have a significant effect on our current or future earnings or operations.

Results of Operations—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,		Change
	2014	2013	2014-2013
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,339	933	406
Natural gas (Mmcf)	3,262	3,512	(250)
Total production (Mboe)	1,883	1,518	365
Average daily sales volumes (Boepd)	5,157	4,159	998
Average prices:
Oil (per Bbl)	$82.10	$101.02	$(18.92)
Natural gas (per Mcf)	$8.66	$9.40	$(0.74)
Oil equivalent (per Boe)	$73.40	$83.84	$(10.44)
Revenues:
Oil and natural gas sales	$138,174	$127,270	$10,904
Sales of purchased natural gas	2,127	2,581	(454)
Other	427	976	(549)
Total revenues	140,728	130,827	9,901
Costs and expenses:
Production	19,999	18,602	1,397
Exploration, abandonment and impairment	19,864	27,333	(7,469)
Cost of purchased natural gas	2,055	2,247	(192)
Seismic and other exploration	4,285	14,009	(9,724)
Revaluation of contingent consideration	(2,500)	(5,000)	2,500
General and administrative	31,625	29,020	2,605
Depletion	46,812	38,996	7,816
Depreciation and amortization	2,115	2,326	(211)
Interest and other expense	6,213	3,929	2,284
Foreign exchange loss	5,998	9,663	(3,665)
Deferred income tax expense	11,263	979	10,284
Gain (Loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	(2,100)	(3,521)	1,421
Change in fair value on commodity derivative contracts	39,554	823	38,731
Total gain (loss) on commodity derivative contracts	37,454	(2,698)	40,152
Oil and natural gas costs per Boe:
Production	$9.23	$10.72	$(1.49)
Depletion	$21.59	$22.48	$(0.89)

 Oil and Natural Gas Sales. Excluding sales of purchased natural gas, total oil and natural gas sales increased to $138.2 million in 2014, from $127.3 million in 2013. Of this increase, $30.5 million resulted from an increase in sales volumes of 365 Mboe. Sales volumes increased (i) primarily on our southeast Turkey oil wells due to our successful horizontal drilling program in 2014 and (ii) due to the acquisition of Stream. This increase was partially offset by a decrease of $19.4 million, attributable to a lower average realized prices per Boe in 2014.  Our average price received decreased $10.44 to $73.40 per Boe in 2014, compared to $83.84 per Boe in 2013.

Production. Production expenses for 2014 increased to $20.0 million from $18.6 million in 2013. The increase was primarily attributable to the acquisition of Stream in 2014. However, production expense per Boe decreased by $1.49 to $9.23 per Boe in 2014, compared to $10.72 per Boe in 2013. This decrease was primarily attributable to an increase in our production volumes during 2014 compared to 2013.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs decreased to $19.9 million in 2014, compared to $27.3 million for 2013. The decrease was primarily due to a $15.5 million decrease in exploratory dry hole expense offset by $6.5 million increase in impairment and abandonment.  The majority of our impairment and abandonment charges of $17.5 million in 2014 related to three exploratory wells in Turkey.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $4.3 million for 2014, compared to $14.0 million for 2013. The decrease was primarily due to seismic acquisition activities conducted on our West Molla license during 2013.

Revaluation of Contingent Consideration. As a result of the amendment to the purchase agreement with Direct Petroleum LLC (“Direct”), during 2014, we recognized the reversal of a $2.5 million contingent liability that was originally recorded in 2011.

General and Administrative. General and administrative expense increased $2.6 million to $31.6 million for 2014, compared to $29.0 million for 2013. The increase was primarily due to a $1.5 million charge to bad debt expense for an uncollectible receivable and $1.2 million of acquisition expenses related to the acquisition of Stream.  This was partially offset by a decrease in office rent expense of $0.3 million during 2014.

Depletion. Depletion expense increased to $46.8 million or $21.59 per Boe for 2014, compared to $39.0 million or $22.48 per Boe for 2013. The increase was due primarily to additions to proved properties on our Selmo and Bahar fields and an increase in production volumes during 2014.

Interest and Other Expense. Interest and other expense increased to $6.2 million in 2014, compared to $3.9 million in 2013. The increase was primarily due to an increase in our average level of debt outstanding during 2014 compared to 2013.  Excluding debt assumed in the Stream acquisition, at December 31, 2014, we had $135.7 million of total debt outstanding, compared to $69.8 million at December 31, 2013.  Also contributing to the increase was a $0.5 million write-off of loan financing costs related to our prior amended and restated credit facility, which was repaid in May 2014.

Foreign Exchange Loss. We recorded a foreign exchange loss of $6.0 million in 2014, compared to a loss of $9.7 million in 2013. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The decrease in foreign exchange loss in 2014 was due to a 8.6% devaluation of the TRY compared to the U.S. Dollar in 2014, compared to a 19.7% devaluation during 2013.

Deferred Income Tax Expense. Deferred income tax expense increased to $11.3 million for the year ended December 31, 2014, compared to $1.0 million for 2013. The increase was primarily due to changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

Gain (Loss) on Commodity Derivative Contracts. During 2014, we recorded a net gain on commodity derivative contracts of $37.5 million, compared to a net loss of $2.7 million for 2013. In 2014, we recorded a $39.6 million gain to mark our commodity derivative contracts to their fair value and a $2.1 million loss on settled contracts. In 2013, we recorded a $0.8 million gain to mark our commodity derivative contracts to their fair value and a $3.5 million loss on settled contracts. We are required under our Senior Credit Facility to hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey.

Results of Operations—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,		Change
	2013	2012	2013-2012
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	933	949	(16)
Natural gas (Mmcf)	3,512	4,238	(726)
Total production (Mboe)	1,518	1,655	(137)
Average daily sales volumes (Boepd)	4,159	4,522	(363)
Average prices:
Oil (per Bbl)	$101.02	$102.55	$(1.53)
Natural gas (per Mcf)	$9.40	$8.68	$0.72
Oil equivalent (per Boe)	$83.84	$81.04	$2.80
Revenues:
Oil and natural gas sales	$127,270	$134,113	$(6,843)
Sales of purchased natural gas	2,581	7,882	(5,301)
Other	976	1,913	(937)
Total revenues	130,827	143,908	(13,081)
Costs and expenses:
Production	18,602	17,804	798
Exploration, abandonment and impairment	27,333	39,993	(12,660)
Cost of purchased natural gas	2,247	7,694	(5,447)
Seismic and other exploration	14,009	5,040	8,969
Revaluation of contingent consideration	(5,000)	-	(5,000)
General and administrative	29,020	33,947	(4,927)
Depletion	38,996	26,024	12,972
Depreciation and amortization	2,326	2,191	135
Interest and other expense	3,929	8,340	(4,411)
Foreign exchange loss	9,663	(1,083)	10,746
Deferred income tax expense	979	1,817	(838)
Loss on commodity derivative contracts:
Cash settlements on commodity derivative contracts	(3,521)	(3,829)	308
Change in fair value on commodity derivative contracts	823	(1,719)	2,542
Total loss on commodity derivative contracts	(2,698)	(5,548)	2,850
Oil and natural gas costs per Boe:
Production	$10.72	$9.42	$1.30
Depletion	$22.48	$13.77	$8.71

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

Deferred Income Tax Expense.  Deferred income tax expense decreased to $1.0 million for the year ended December 31, 2013, compared to $1.8 million for 2012.  The decrease was primarily due to changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

Loss on Commodity Derivative Contracts. During 2013, we recorded a net loss on commodity derivative contracts of $2.7 million, compared to a net loss of $5.5 million for 2012. In 2013, we recorded a $0.8 million gain to mark our commodity derivative contracts to their fair value and a $3.5 million loss on settled contracts. In 2012, we recorded a $1.7 million loss to mark our commodity derivative contracts to their fair value and a $3.8 million loss on settled contracts. We were required under our prior amended and restated credit facility to hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey.

Discontinued Operations. All revenues and expenses associated with our Moroccan operations and oilfield services business for 2013 and 2012 have been included in discontinued operations. The results of operations for our Moroccan operations and oilfield services business were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Revenues:
Oil and gas sales	$–	$68
Oilfield services	–	19,888
Total revenues	–	19,956
Costs and expenses:
Production	178	789
Oilfield services costs	25	12,955
General and administrative	302	10,938
Total costs and expenses	505	24,682
Operating loss	(505)	(4,726)
Other income (expense):
Interest and other expense	(8)	(156)
Interest and other income	71	562
Foreign exchange loss	–	(763)
Total other income (expense)	63	(357)
Loss before income taxes from discontinued operations	(442)	(5,083)
Gain on sale of discontinued operations	–	35,999
Income tax provision	–	(8,297)
Net (loss) income from discontinued operations	$(442)	$22,619

Capital Expenditures

For 2014, we incurred $146.1 million in total capital expenditures, including license acquisition, seismic and corporate expenditures, compared to $114.0 million for 2013. The increase in capital expenditures was primarily due to the acquisition of Stream.

We expect our net field capital expenditures for 2015 to range between $12.0 and $38.0 million.  We expect net field capital expenditures during 2015 to include approximately $12.0 million of drilling and completion expense for five gross obligation wells to hold our most promising licenses in Turkey. We expect cash on hand, proceeds from the private placement of convertible notes, and cash flow from operations will be sufficient to fund our 2015 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2015 capital expenditure budget is subject to change.

Liquidity and Capital Resources

Our primary sources of liquidity for 2014 were our cash and cash equivalents, cash flow from operations, proceeds from the issuance of our convertible notes and borrowings under our Senior Credit Facility. At December 31, 2014, we had cash and cash equivalents of $35.1 million, $106.0 million in long-term debt, $52.6 million in short-term debt and a working capital deficit of $45.9 million (excluding assets and liabilities held for sale, deferred income taxes and derivative assets), compared to cash and cash equivalents of $12.9 million, $26.5 million in long-term debt, $43.3 million in short-term debt and working capital deficit of $39.4 million at December 31, 2013 (excluding assets and liabilities held for sale, deferred income taxes and derivative liabilities). Cash provided by operating activities from continuing operations during 2014 was $78.1 million, compared to cash provided by operating activities from continuing operations of $68.8 million in 2013, due primarily to an increase in oil revenues.

Cash used in investing activities from continuing operations during 2014 increased to $117.2 million, compared to cash used in investing activities from continuing operations of $105.1 million in 2013, due primarily to an increase in drilling operations on our Bahar oil field.  Additionally, cash provided by financing activities from continuing operations was $61.6 million in 2014, compared to cash provided in financing activities from continuing operations of $37.0 million in 2013, due primarily to an increase in our borrowings.

As a result of the recent decline in prices for Brent crude, we have reduced our planned capital expenditures and deferred a significant amount of our planned exploration and development until prices for Brent crude improve.  In order to mitigate the impact of reduced prices on our 2015 cash flows and liquidity, we have implemented cost reduction measures and will continue to implement cost-cutting initiatives to reduce our operating costs and general and administrative expenses. These initiatives include the negotiation of exploration and development and operating cost reductions with several key vendors and plans to continue to pursue further reductions. We believe this strategy will allow us to preserve our liquidity in order to execute our 2015 development program and continue to meet our contractual obligations.

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations through 2015 and meet our contractual requirements, including license obligations.  Additionally, at current Brent crude prices, our current hedge positions provide additional liquidity on a monthly recurring basis.

Notwithstanding these measures, there remain risks and uncertainties that could negatively impact our results of operations and financial condition. For example, reductions in our borrowing capacity as a result of a redetermination to our borrowing base could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices.

As of December 31, 2014, the outstanding principal amount of our debt was $158.6 million. In addition to cash, cash equivalents and cash flow from operations, at December 31, 2014, we had a Senior Credit Facility, a credit facility with a Turkish bank, convertible notes, a term loan facility, a prepayment agreement, a note with Viking International Limited (“Viking International”) and a shareholder loan, all of which are discussed below.

Senior Credit Facility. On May 6, 2014, DMLP, TEMI, Talon Exploration, TransAtlantic Turkey Ltd., Amity and Petrogas (collectively the “Borrowers”) entered into the Senior Credit Facility with BNP Paribas and the IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (each, a “Guarantor”).

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

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015. The borrowing base was $71.5 million as of December 31, 2014. The borrowing base amount equals, for any calculation date, the lowest of:

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

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.26% at December 31, 2014). The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

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

At December 31, 2014, we had borrowings of $68.3 million under the Senior Credit Facility and $3.2 million of available borrowing capacity.  At December 31, 2014, we were not in compliance with Section 8.16(a) of our Senior Credit Facility, which requires the Borrowers to maintain a current ratio of not less than 1.10:1.0. The lenders have granted the Borrowers a waiver on the current ratio requirement through March 31, 2015.  At March 15, 2015, we had no availability under the Senior Credit Facility.

TBNG Credit Facility. TBNG has a fully drawn credit facility with a Turkish bank. The facility bears interest at a rate of 6.6% per annum and is due in monthly principal installments of $2.3 million each, ending September 30, 2015. The facility may be prepaid without penalty. The facility is secured by a lien on a hotel owned by Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell. At December 31, 2014, TBNG had balance of $20.0 million under the credit facility and no availability.

Convertible Notes.  As of December 31, 2014, we sold $47.4 million of convertible notes in a non-brokered private placement (the “Notes”). The Notes bore interest at a rate of 13.0% per annum and would have matured on July 1, 2017. The Notes were convertible, at the election of a holder, any time after July 1, 2015, into our common shares (the “Common Shares”) at a conversion price of $6.80 per share. Subsequent to December 31, 2014, we sold an additional $7.6 million of Notes.  On February 20, 2015, the Company exchanged the Notes for substantially identical notes issued pursuant to an indenture (the “Exchange Notes”).

Exchange Notes. On February 20, 2015, we issued $55.0 million of Exchange Notes in exchange for all outstanding Notes.  The Exchange Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).

The Exchange Notes bear interest at an annual rate of 13.0%, payable semi-annually, in arrears, on January 1 and July 1 of each year, commencing on July 1, 2015.  The Exchange Notes will mature on July 1, 2017, unless earlier redeemed or converted.

Holders may, at any time after July 1, 2015 and from time to time at such holder’s option, convert, subject to certain terms and conditions, any or all of the principal of any Exchange Note into fully paid and nonassessable Common Shares at the conversion price.  The initial conversion price is $6.80 per Common Share, subject to adjustment as described in the Indenture.  Prior to or contemporaneously with the conversion of any of the principal of an Exchange Note, all accrued but unpaid interest on the principal amount being converted will be paid in cash.  The Exchange Notes may not be converted into Common Shares on the maturity date or the redemption date.

At any time on or after July 1, 2015, we may redeem all or part of the Exchange Notes at the redemption prices specified below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date.

Period Beginning	Redemption Price
July 1, 2015	107.5%
January 1, 2016	105.0%
July 1, 2016	102.5%
January 1, 2017	100.0%

If we experience a fundamental change (as defined in the Indenture), we will be required to make an offer to repurchase the Exchange Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding the date of repurchase.  Additionally, if we sell certain assets in exchange for $50.0 million or more in cash consideration, in certain circumstances, we will be required to use a portion of the net cash proceeds of such sale to make an offer to repurchase Exchange Notes at a price equal to the price we would be required to pay for an optional redemption at such time, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  The Indenture provides for customary events of default.  The Indenture contains limited covenants.

Term Loan Facility. On September 17, 2014, Stream Sub and Raiffeisen entered into the Term Loan Facility, which amended and restated a facility agreement, dated December 15, 2011, as amended (the “Facility Agreement”). The loan matures on December 31, 2016 and bears interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. Stream Sub is required to pay 1/16th of the total commitment each quarter on the last business day of each of March, June, September and December each year. The loan is guaranteed by Stream Sub’s parent company, Stream.  Stream Sub may prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility is secured by substantially all of the assets of Stream Sub.

Under the Term Loan Facility, Stream Sub may not declare or pay any dividends on any of Stream Sub’s common shares without the consent of the lender, except, provided that no default has occurred and is continuing under the Term Loan Facility, Stream Sub may make payments to Stream from excess cash flow to cover the administrative overhead of Stream, including the salary and related employment costs of any employee, officer or director of Stream, up to a total limit in any three-month period of $500,000.

Pursuant to the terms of the Term Loan Facility, until amounts under the Term Loan Facility are repaid, Stream Sub may not, in each case subject to certain exceptions (i) incur indebtedness or create any liens, (ii) enter into any agreements that prohibit the ability of Stream Sub to create any liens, (iii) enter into any amalgamation, demerger, merger, or corporate reconstruction or any joint venture or partnership agreement, (iv) incorporate any company as a subsidiary, (v) dispose of any asset, (vi) declare or pay any dividends to shareholders, (vii) enter into a sale and leaseback arrangement, (viii) make any substantial change to the general nature or scope of its business from that carried on at the date of the Term Loan Facility, (ix) use, deposit, handle, store produce, release or dispose of dangerous materials, (x) make any loans or grant any credit, and (xi) cancel, terminate amend or waive any default under any export contract or allow any buyer to do the same.

In addition, the Term Loan Facility contains financial covenants that require Stream Sub to maintain as of the end of each fiscal year: (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $10.0 million; (ii) an outstanding loan principal of no more than twice its EBITDA; and (iii) EBITDA of at least ten times greater than its accrued interest, commission, fees, discounts, prepayment fees, premiums, charges and other finance payments.

An event of default under the Term Loan Facility, includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, upon the occurrence of a change of control of Stream Sub, Stream Sub is required to notify Raiffeisen, and Raiffeisen would have the option to cancel loan commitments and accelerate all outstanding loans and other amounts payable. A change of control is defined under the Term Loan Facility as Stream ceasing to hold more than 75% of the shares in the issued share capital of Stream Sub carrying the right to vote. Our acquisition of Stream did not constitute a change of control under the Term Loan Facility.

Stream must, upon the request of Raiffeisen when Stream Sub’s predicted expenditures exceed its predicted revenues for any period, inject cash into Stream by means of equity loan or other method acceptable to Raiffeisen to the extent necessary to remedy the cashflow shortfall or repay the total amount outstanding under the Term Loan Facility.

On September 17, 2014, Stream Sub, Stream and Raiffeisen entered into an amendment and restatement agreement pursuant to which Raiffeisen granted a deferral of the June 2014 principal payment due under the Facility Agreement until December 2016. In addition, Raiffeisen waived its rights under the Facility Agreement with respect to events of default resulting from (i) Stream Sub’s non-payment of the June 2014 principal payment; and (ii) Stream Sub’s breach of the financial covenants for the fiscal year ended November 30, 2013. Pursuant to the amendment and restatement agreement, (i) Stream Sub paid all fees, costs and expenses due and (ii) Stream Sub and Albpetrol entered into an agreement to postpone certain capital expenditures that were required under Stream’s work program on its properties.

As of December 31, 2014, we had $10.5 million outstanding under the Term Loan Facility and no availability.

At December 31, 2014, we were not in compliance with certain conditions subsequent set forth in Section 4 of the Term Loan Facility, including the delivery to Raiffeisen of a copy of an agreement between Albpetrol and ourselves concerning postponement of capital expenditures. Raiffeisen has granted us a waiver on this requirement until May 5, 2015.

Prepayment Agreement. In April 2013, Stream and Stream Sub entered into the prepayment agreement (the “Prepayment Agreement”) with Trafigura PTE Ltd (“Trafigura”). In October 2013, Stream received a $7.0 million prepayment under the Prepayment Agreement. No further prepayment requests can be made under the Prepayment Agreement. The prepayment is to be repaid by Stream’s delivery of oil to Trafigura in accordance with an oil sales contract between Stream and Trafigura and bears interest at a rate equal to LIBOR plus 6% (6.17% at December 31, 2014). Stream must repay the prepayment at the times and in the quantities as set out in the oil sales contract, and all amounts must be repaid on or before August 31, 2015.

Each of Stream and Stream Sub is required to comply with certain financial and non-financial covenants under the Prepayment Agreement, including financial covenants that Stream must maintain, unless Trafigura agrees otherwise:

(i)	EBITDA of not less than $10.0 million;

(ii)	outstanding indebtedness of not more than twice its EBITDA; and
(iii)	EBITDA of at least ten times greater than its accrued interest, commission, fees, discounts, prepayment fees, premiums, charges and other finance payments.

In addition, Stream must ensure that its coverage ratio is not less than 150% at all times. The coverage ratio is the ratio of the estimated aggregate valuation of the volume of crude oil to be delivered under the oil sales contract between Stream and Trafigura to the outstanding amount of the prepayment plus any applicable funding costs and fees.

Pursuant to the terms of the Prepayment Agreement, until amounts under the Prepayment Agreement are repaid, Stream Sub may not, in each case subject to certain exceptions, (i) create any liens over the Prepayment Agreement, or if such lien would have a material adverse effect, over any other assets or undertakings, (ii) enter into any amalgamation, demerger, merger, or corporate reconstruction, (iii) pay, repay or prepay any principal, interest or other amount on or in respect of or redeem, purchase or cancel any indebtedness owed actually or contingently to any shareholder of Stream Sub or an affiliate of any shareholder of Stream Sub, or (iv) reduce, return, purchase, repay, cancel or redeem any of its share capital.

Trafigura has termination and acceleration rights under the Prepayment Agreement upon the occurrence of certain events, including, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control triggers termination and acceleration rights. A change of control is defined under the Prepayment Agreement as any person or group of persons acting in concert gaining ownership or control of Stream Sub. Control is defined as the power to direct or cause the direction of the management or policies of another person. Trafigura waived the change of control provision under the Prepayment Agreement in connection with our acquisition of Stream.

At December 31, 2014, we had $3.0 million outstanding under the Prepayment Agreement and no availability.

Viking International Note. On September 16, 2014, Stream issued to Viking International Limited (“Viking International”) a note in the principal amount of $6.8 million. The note was amended monthly to evidence additional advances. At December 31, 2014, we had $6.8 million outstanding under the Viking International note. At March 12, 2015, we had repaid the note.

Shareholder Loan. In March 2014, Stream borrowed CAD $3.0 million from a shareholder of Stream. The loan bore interest at a fixed rate of 10.0% per annum, calculated and compounded monthly. On January 6, 2015, we repaid the shareholder loan in full with the net proceeds from our private placement of Notes.

Contractual Obligations

The following table presents a summary of our contractual obligations at December 31, 2014:

	Payments Due By Year
	(in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter

Debt	$158,598	$52,606	$73,278	$16,150	$11,764	$4,800	$-
Interest	26,288	11,077	9,598	4,977	595	41	-
Leases	7,097	2,826	346	195	33	-	3,697
Total	$191,983	$66,509	$83,222	$21,322	$12,392	$4,841	$3,697
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange and hedging contracts. A discussion of the market risk exposures follows. Our market risk sensitive instruments were entered into for hedging and investment purposes, not for trading purposes.

Interest Rate Risk

At December 31, 2014, our exposure to interest rate changes related primarily to floating rate borrowings under our Senior Credit Facility. At December 31, 2014, we had $68.3 million in outstanding borrowings under the Senior Credit Facility. The interest we pay on borrowings under the Senior Credit Facility is equal to three-month LIBOR plus 5.00% per annum (5.26% at December 31, 2014). A hypothetical 10% change in the interest rates we pay on the Senior Credit Facility as of December 31, 2014 would result in an increase or decrease in our interest costs of approximately $0.4 million per year.

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

The functional currency of our operations in Turkey and Bulgaria is the TRY and the Bulgarian Lev, respectively. The exchange rates used to translate the financial position of our Turkish and Bulgarian operations at December 31, 2014, 2013 and 2012 are shown below:

	Year Ended December 31,
	2014	2013	2012
New Turkish Lira per $1.00 U.S Dollar	2.3189	2.1343	1.7826
Bulgarian Lev per $1.00 U.S. Dollar	1.6084	1.4216	1.4827

We are also subject to foreign currency exposures as a result of our operations in the other foreign countries in which we operate. We record foreign exchange (gain) loss on our consolidated statements of comprehensive income (loss) as a component of other (expense) income for gains and losses which result from re-measuring transactions and monetary accounts into our functional currency in earnings. The change in foreign exchange (gain) loss is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. For 2014 and 2013, we recorded a foreign exchange loss of $6.0 million and a foreign exchange loss of $9.7 million, respectively. We estimate that a 10% change in the exchange rates would impact our cash balances and our net loss by approximately $0.5 million. We have not used foreign currency forward contracts to manage exchange rate fluctuations.

Commodity Price Risk

Our revenues are derived from the sale of oil and natural gas. The prices for oil and natural gas are extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions.

Pursuant to our Senior Credit Facility, at least one of the Borrowers is required to maintain commodity derivative contracts with BNP Paribas. As a result, TEMI has entered into costless collar and three-way collar derivative contracts with BNP Paribas to hedge the price of oil. Pursuant to our Senior Credit Facility, we cannot enter into hedge agreements that, when aggregated with any other hydrocarbon hedge agreement then in effect, covers notional volumes in excess of 75% of the reasonably projected production volumes attributable to our proved developed reserves. The derivative contracts economically hedge against the variability in cash flows associated with the forecasted sale of our future oil production. While the use of the hedging arrangements will limit the downside risk of adverse price movements, it may also limit future gains from favorable movements.

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

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We recognize gains and losses related to these contracts on a mark-to-market basis in our consolidated statements of comprehensive income (loss) under the caption “Loss on commodity derivative contracts.” Cash settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows. All of our oil derivative contracts are settled based upon Brent crude oil pricing. If commodity prices decrease, this commodity price change could have a positive impact to our earnings. Conversely, if commodity prices increase, this commodity price change could have a negative effect on our earnings. Each derivative contract is evaluated separately to determine its own fair value. During 2014, we recorded a net gain on commodity derivative contracts of $37.5 million and a net loss of $2.7 million in 2013.

The following tables summarize our outstanding commodity derivatives contracts with respect to our future oil production as of December 31, 2014:

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
(in thousands)
Collar	January 1, 2015—December 31, 2015	1,410	$85.00	$97.25	$12,518

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$7,609
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	5,748
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	4,659
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	1,053
						$19,069

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Acquisition of Stream

     On November 18, 2014, we acquired Stream.  For purposes of determining the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2014, and any change in our internal control over financial reporting for the fourth quarter of 2014, management has excluded the internal control over financial reporting of Stream from its evaluation of these matters. Stream represented approximately $126.6 million or 23.2% of our consolidated total assets at December 31, 2014 and approximately $1.9 million or 1.3% of our consolidated revenue for the year ended December 31, 2014.  Any material change to our internal control over financial reporting due to the acquisition of Stream will be disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015 in which our assessment that encompasses Stream will be included.

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

As of December 31, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

On November 18, 2014, we acquired Stream.  For purposes of determining the effectiveness of our internal control over financial reporting as of December 31, 2014, management has excluded the internal control over financial reporting of Stream from its evaluation of these matters. Stream represented approximately $126.6 million or 23.2% of our consolidated total assets at December 31, 2014 and approximately $1.9 million or 1.3% of our consolidated revenue for the year ended December 31, 2014.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their reports on pages F-2 and F-3 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

As of December 31, 2014, management has sufficient evidence to conclude that remediation has been completed for the two material weaknesses which were reported as of December 31, 2013.

There were no additional changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.	Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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

March 16, 2015

TRANSATLANTIC PETROLEUM LTD.

/S/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ N. MALONE MITCHELL 3rd	Chairman and Chief Executive Officer	March 16, 2015
N. Malone Mitchell 3rd	(Principal Executive Officer)

/S/ WIL F. SAQUETON	Chief Financial Officer	March 16, 2015
Wil F. Saqueton	(Principal Financial Officer and Principal Accounting Officer/Controller)

/S/ BOB G. ALEXANDER	Director	March 16, 2015
Bob G. Alexander

/S/ BRIAN E. BAYLEY	Director	March 16, 2015
Brian Bayley

/S/ CHARLES J. CAMPISE	Director	March 16, 2015
Charles J. Campise

/S/ MARLAN W. DOWNEY	Director	March 16, 2015
Marlan W. Downey

/S/ GREGORY K. RENWICK	Director	March 16, 2015
Gregory K. Renwick

/S/ MEL G. RIGGS	Director	March 16, 2015
Mel G. Riggs

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TransAtlantic Petroleum Ltd.:

We have audited the accompanying consolidated balance sheets of TransAtlantic Petroleum Ltd. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransAtlantic Petroleum Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransAtlantic Petroleum Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TransAtlantic Petroleum Ltd.:

We have audited TransAtlantic Petroleum Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TransAtlantic Petroleum Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TransAtlantic Petroleum Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

TransAtlantic Petroleum Ltd. acquired Stream Oil & Gas Ltd. during 2014, and management excluded from its assessment of the effectiveness of TransAtlantic Petroleum Ltd.’s internal control over financial reporting as of December 31, 2014, Stream Oil & Gas Ltd.’s internal control over financial reporting associated with total assets of $126.6 million and total revenues of $1.9 million included in the consolidated financial statements of TransAtlantic Petroleum Ltd. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of TransAtlantic Petroleum Ltd. also excluded an evaluation of the internal control over financial reporting of Stream Oil & Gas Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransAtlantic Petroleum Ltd. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 16, 2015

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(in thousands of U.S. Dollars, except share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$35,132	$12,881
Accounts receivable, net
Oil and natural gas sales	29,673	30,619
Joint interest and other	19,918	15,348
Related party	602	1,004
Prepaid and other current assets	8,930	5,072
Deferred income taxes	329	2,239
Derivative asset	12,518	–
Restricted cash	1,917	–
Assets held for sale	28	536
Total current assets	109,047	67,699
Property and equipment
Oil and natural gas properties (successful efforts methods)
Proved	424,031	260,857
Unproved	65,438	54,392
Equipment and other property	42,343	39,916
	531,812	355,165
Less accumulated depreciation, depletion and amortization	(141,977)	(104,193)
Property and equipment, net	389,835	250,972
Other long-term assets:
Other assets	8,836	7,977
Note receivable - related party	11,500	11,500
Derivative asset	19,069	–
Deferred income taxes	1,181	903
Goodwill	6,935	7,535
Total other assets	47,521	27,915
Total assets	$546,403	$346,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,407	$16,712
Accounts payable - related party	18,488	23,090
Accrued liabilities	31,238	20,658
Deferred income taxes	2,138	–
Derivative liabilities	–	3,737
Asset retirement obligations	323	610
Loans payable	45,806	43,284
Loan payable - related party	6,800	–
Liabilities held for sale	6,928	7,559
Total current liabilities	151,128	115,650
Long-term liabilities:
Asset retirement obligations	11,053	10,286
Accrued liabilities	12,336	6,487
Deferred income taxes	54,430	16,134
Loans payable	85,192	26,482
Loan payable - related party	20,800	–
Derivative liabilities	–	4,230
Total long-term liabilities	183,811	63,619
Total liabilities	334,939	179,269
Commitments and contingencies
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 40,708,120 shares and 37,340,206 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	4,071	3,734
Additional paid-in-capital	571,150	542,091
Accumulated other comprehensive loss	(79,310)	(64,985)
Accumulated deficit	(284,447)	(313,523)
Total shareholders' equity	211,464	167,317
Total liabilities and shareholders' equity	$546,403	$346,586

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2014, 2013 and 2012

(U.S. Dollars and shares in thousands, except per share amounts)

	2014	2013	2012
Revenues:
Oil and natural gas sales	$138,174	$127,270	$134,113
Sales of purchased natural gas	2,127	2,581	7,882
Other	427	976	1,913
Total revenues	140,728	130,827	143,908
Costs and expenses:
Production	19,999	18,602	17,804
Transportation costs	284	–	–
Exploration, abandonment and impairment	19,864	27,333	39,993
Cost of purchased natural gas	2,055	2,247	7,694
Seismic and other exploration	4,285	14,009	5,040
Revaluation of contingent consideration	(2,500)	(5,000)	–
General and administrative	31,625	29,020	33,947
Depreciation, depletion and amortization	48,927	41,322	28,215
Accretion of asset retirement obligations	413	508	710
Total costs and expenses	124,952	128,041	133,403
Operating income	15,776	2,786	10,505
Other income (expense):
Interest and other expense	(6,213)	(3,929)	(8,340)
Interest and other income	1,124	1,340	2,418
Gain (loss) on commodity derivative contracts	37,454	(2,698)	(5,548)
Foreign exchange (loss) gain	(5,998)	(9,663)	1,083
Total other income (expense)	26,367	(14,950)	(10,387)
Income (loss) from continuing operations before income taxes	42,143	(12,164)	118
Current income tax expense	(1,784)	(128)	(4,674)
Deferred income tax expense	(11,263)	(979)	(1,817)
Net income (loss) from continuing operations	29,096	(13,271)	(6,373)
Loss from discontinued operations before income taxes	(20)	(442)	(5,083)
Gain on disposal of discontinued operations	–	–	35,999
Income tax provision	–	–	(8,297)
Net (loss) income from discontinued operations	(20)	(442)	22,619
Net income (loss)	29,076	(13,713)	16,246
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,325)	(36,973)	22,224
Comprehensive income (loss)	$14,751	$(50,686)	$38,470

Net income (loss) per common share
Basic net income (loss) per common share
Continuing operations	$0.77	$(0.36)	$(0.17)
Discontinued operations	$–	$(0.01)	$0.62
Weighted average common shares outstanding	37,829	37,069	36,742
Diluted net income (loss) per common share
Continuing operations	$0.77	$(0.36)	$(0.17)
Discontinued operations	$–	$(0.01)	$0.62
Weighted average common and common equivalent shares outstanding	38,031	37,069	36,742

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

For the years ended December 31, 2014, 2013 and 2012

(U.S. Dollars and shares in thousands)

					Accumulated
				Additional	Other		Total
	Common		Common	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Warrants	Shares (at par)	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2011	36,579	–	$3,658	$533,907	$(50,236)	$(316,056)	$171,273
Exercise of share options	81	–	8	656	–	–	664
Issuance of restricted stock units	215	–	21	(21)	–	–	–
Tax withholding on restricted stock units	–	–	–	(147)	–	–	(147)
Share-based compensation	–	–	–	3,567	–	–	3,567
Foreign currency translation adjustment	–	–	–	–	22,224	–	22,224
Net income	–	–	–	–	–	16,246	16,246
Balances at December 31, 2012	36,875	–	3,687	537,962	(28,012)	(299,810)	213,827
Issuance of common shares	351	–	35	2,465	–	–	2,500
Issuance of restricted stock units	114	–	12	(12)	–	–	–
Tax withholding on restricted stock units	–	–	–	(40)	–	–	(40)
Share-based compensation	–	–	–	1,716	–	–	1,716
Foreign currency translation adjustment	–	–	–	–	(36,973)	–	(36,973)
Net loss	–	–	–	–	–	(13,713)	(13,713)
Balances at December 31, 2013	37,340	–	3,734	542,091	(64,985)	(313,523)	167,317
Issuance of common shares	3,219	–	322	23,528	–	–	23,850
Contingent payment event	–	–	–	4,188	–	–	4,188
Issuance of warrants	–	233	–	–	–	–	–
Issuance of restricted stock units	149	–	15	(15)	–	–	–
Tax withholding on restricted stock units	–	–	–	(76)	–	–	(76)
Share-based compensation	–	–	–	1,434	–	–	1,434
Foreign currency translation adjustment	–	–	–	–	(14,325)	–	(14,325)
Net income	–	–	–	–	–	29,076	29,076
Balances at December 31, 2014	40,708	233	$4,071	$571,150	$(79,310)	$(284,447)	$211,464

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(in thousands of U.S. Dollars)

	2014	2013	2012

Operating activities:
Net income (loss)	$29,076	$(13,713)	$16,246
Adjustment for net loss (income) from discontinued operations	20	442	(22,619)
Net income (loss) from continuing operations	29,096	(13,271)	(6,373)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,434	1,716	2,559
Foreign currency loss	6,785	8,620	3,843
(Gain) loss on commodity derivative contracts	(37,454)	2,698	5,548
Cash settlement on commodity derivative contracts	(2,100)	(3,521)	(3,829)
Amortization on loan financing costs	1,025	510	1,991
Bad debt expense	1,487	–	–
Deferred income tax expense	11,263	979	1,817
Inventory write down	–	–	1,390
Exploration, abandonment and impairment	19,864	27,333	39,993
Depreciation, depletion and amortization	48,927	41,322	28,215
Accretion of asset retirement obligations	413	508	710
Revaluation of contingency consideration	(2,500)	(5,000)	–
Changes in operating assets and liabilities:
Accounts receivable	(3,690)	(2,353)	(6,872)
Prepaid expenses and other assets	(1,718)	(34)	(1,149)
Accounts payable and accrued liabilities	5,282	9,269	1,503
Net cash provided by operating activities of continuing operations	78,114	68,776	69,346
Net cash used in operating activities of discontinued operations	(62)	(1,426)	(25,769)
Net cash provided by operating activities	78,052	67,350	43,577
Investing activities:
Acquisitions, net of cash	66	–	–
Additions to oil and natural gas properties	(109,027)	(94,266)	(70,189)
Additions to equipment and other properties	(6,318)	(10,653)	(668)
Restricted cash	(1,917)	(190)	949
Net cash used in investing activities of continuing operations	(117,196)	(105,109)	(69,908)
Net cash provided by investing activities of discontinued operations	500	1,016	156,149
Net cash (used in) provided by investing activities	(116,696)	(104,093)	86,241
Financing activities:
Exercise of stock options	–	–	664
Tax withholding on restricted share units	(76)	(40)	(147)
Loan proceeds	73,237	66,785	25,967
Loan proceeds - related party	20,800	–	11,000
Loan repayment	(29,770)	(29,785)	(78,931)
Loan repayment - related party	-	–	(84,000)
Loan financing costs	(2,630)	–	(250)
Net cash provided by (used in) financing activities from continuing operations	61,561	36,960	(125,697)
Net cash used in financing activities from discontinued operations	–	–	(5,049)
Net cash provided by (used in) financing activities	61,561	36,960	(130,746)
Effect of exchange rate on cash flows and cash equivalents	(666)	(2,104)	580
Net increase (decrease) in cash and cash equivalents	22,251	(1,887)	(348)
Cash and cash equivalents, beginning of year	12,881	14,768	15,116
Cash and cash equivalents, end of year	$35,132	$12,881	$14,768
Supplemental disclosures:
Cash paid for interest	$3,490	$3,091	$6,946
Cash paid for taxes	$–	$2,387	$5,596
Supplemental non-cash financing activities:
Issuance of common shares for acquisition	$23,850	$–	$–
Contingent payment event	$4,188	$–	$–
Note receivable - related party from sale of oilfield services business	$–	$–	$11,500
Issuance of common shares - amendment to purchase agreement	$–	$2,500	$–

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2014, we held interests in developed and undeveloped oil and natural gas properties in Turkey, Albania and Bulgaria. As of March 1, 2015, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

Oil Price Decline

As a result of the recent decline in prices for Brent crude, we have reduced our planned capital expenditures and deferred a significant amount of our planned exploration and development until prices for Brent crude improve.  In order to mitigate the impact of reduced prices on our 2015 cash flows and liquidity, we have implemented cost reduction measures and will continue to implement cost-cutting initiatives to reduce our operating costs and general and administrative expenses. These initiatives include the negotiation of exploration and development and operating cost reductions with several key vendors and plans to continue to pursue further reductions. We believe this strategy will allow us to preserve our liquidity in order to execute our 2015 development program and continue to meet our contractual obligations.

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations through 2015 and meet our contractual requirements, including license obligations.  Additionally, at current Brent crude prices, our current hedge positions provide additional liquidity on a monthly recurring basis.

Notwithstanding these measures, there remain risks and uncertainties that could negatively impact our results of operations and financial condition. For example, reductions in our borrowing capacity as a result of a redetermination to our borrowing base could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices.

2. Significant accounting policies

Basis of preparation

Our reporting standard for the presentation of our consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority owned, controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  During the year ended December 31, 2014, we reclassified certain balance sheet amounts previously reported on our consolidated balance sheet at December 31, 2013 to conform to current year presentation.

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

Commodity derivative instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. We do not designate our derivative financial instruments as hedging instruments and, as a result, we recognize the change in a derivative contract’s fair value currently in earnings as a component of other income (expense).

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

Foreign currency remeasurement and translation

The functional currency of our subsidiaries in Turkey, Bulgaria, Romania, Morocco, and Albania is the New Turkish Lira (“TRY”), the Bulgarian Lev, the Romanian New Leu, the Moroccan Dirham, and the U.S. Dollar (“USD”) respectively. We follow ASC 830, Foreign Currency Matters (“ASC 830”). ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from remeasuring transactions and monetary accounts in a currency other than the functional currency are included in earnings.

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

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently as impairment indicators arise. ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We assessed the qualitative factors at December 31, 2014 and, based upon the results of the qualitative assessment, we determined that it was not necessary to perform the two-step goodwill impairment test and that our goodwill was not impaired. All of our goodwill is attributable to our Turkey operating segment.

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

Revenue recognition

Revenue from the sale of crude oil and natural gas is recognized upon delivery to the purchaser when title passes. During the years ended December 31, 2014, 2013 and 2012, we sold $102.8 million, $87.2 million and $91.8 million, respectively, of oil to Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately owned oil refinery in Turkey, which represented approximately 73.0%, 66.7% and 63.8% of our total revenues, respectively.

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

Business combinations

We follow ASC 805, Business Combinations (“ASC 805”), and ASC 810-10-65, Consolidation (“ASC 810-10-65”). ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations are accounted for by applying the acquisition method.  See Note 4.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements.  This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements or results of operations.  If events occur in future periods that affect our ability to continue as a going concern, we will provide the disclosures required by ASU 2014-15.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

4. Acquisitions

Stream

On November 18, 2014, we acquired Stream Oil & Gas Ltd. (“Stream”) in exchange for (i) 3.2 million of our common shares of the Company issued at closing, and (ii) an additional 0.6 million of our common shares issuable if certain conditions are met (at a deemed price of $7.41 per common share).  We engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the acquisition.  We are still assessing the assets acquired and liabilities assumed, thus the final determination of the value of assets acquired and liabilities assumed may result in adjustments to the values presented below. The following tables summarize the consideration paid in the acquisition and the preliminary amounts of assets acquired and liabilities assumed that have been recognized at the acquisition date:

(in thousands)
Consideration:
Issuance of 3,218,641 common shares	$23,850
Contingent payment event	4,188
Fair value of total consideration	$28,038
Acquisition-Related Costs:
Included in general and administrative expenses on our consolidated statements of comprehensive income (loss) for the year ended December 31, 2014	$1,129

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:
Assets:
Cash	$66
Accounts receivable	6,672
Other current assets	347
Total current assets	7,085
Oil and natural gas properties:
Proved properties	99,927
Unproved properties	16,140
Equipment and other property	964
Total oil and natural gas properties and other equipment	117,031
Total assets	124,116
Liabilities:
Accounts payable	20,673
Accounts payable - related party	2,820
Other current liabilities	10,000
Viking International note - related party	6,800
Loans payable - current	11,732
Other non-current liabilities	5,036
Loans payable - non-current	6,123
Asset retirement obligations	827
Deferred income taxes	32,067
Total liabilities	96,078
Total identifiable net assets	$28,038

The results of operations of Stream are included in our consolidated statement of comprehensive income (loss) beginning November 18, 2014.  The revenues and expenses of Stream included in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2014 were:

	Revenue	Loss
	(in thousands)
Actual from November 18, 2014 through December 31, 2014	$1,898	$(118)

Pro forma results of operations

The following table presents the unaudited pro forma results of operations for the year ended December 31, 2014 and 2013 as though the acquisition of Stream had occurred at January 1, 2013 (in thousands, except per share amounts):

	2014	2013
Total revenues	$160,021	$153,794
Income (loss) from continuing operations before income taxes	45,166	(15,118)
Income (loss) from continuing operations	32,467	(19,435)
Loss from discontinued operations	(20)	(442)
Net income (loss)	32,447	(19,877)
Net loss per common share from continuing operations
Basic and diluted	$0.80	$(0.48)
Net loss per common share from discontinued operations
Basic and diluted	$-	$(0.01)

5. Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. We have goodwill on acquisitions where we anticipated access to potential exploration and producing opportunities. All of our goodwill is attributable to our Turkey operating segment.  Goodwill was as follows at December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Goodwill at January 1,	$7,535	$9,021
Foreign exchange effect	(600)	(1,486)
Goodwill at December 31	$6,935	$7,535

6. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	2014	2013
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$323,442	$260,232
Albania	100,037	–
Bulgaria	552	625
Total oil and natural gas properties, proved	424,031	260,857
Oil and natural gas properties, unproved:
Turkey	43,090	51,273
Albania	18,301	–
Bulgaria	4,047	3,119
Total oil and natural gas properties, unproved	65,438	54,392
Gross oil and natural gas properties	489,469	315,249
Accumulated depletion	(133,304)	(96,958)
Net oil and natural gas properties	$356,165	$218,291

At December 31, 2014 and 2013, we excluded $0.9million and $1.5 million of costs, respectively, from the depletion calculation for development wells in progress and for costs on fields currently not in production.

At December 31, 2014, the capitalized costs of our oil and natural gas properties included $129.0 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $160.8 million relating to well costs, and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

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

Dry hole costs

During the years ended December 31, 2014, 2013 and 2012, we recorded $0.5 million, $16.0 million, and $24.7 million of exploratory dry hole costs, respectively. Of the $0.5 million of dry hole costs incurred during the year ended December 31, 2014, approximately $0.3 million was related to cash spent during 2014.

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

During the year ended December 31, 2014, we recorded $19.4 million in impairment and abandonment charges on our proved and unproved properties.  Of the $19.4 million, approximately $13.8 million relates to unproved exploratory well impairment on the following wells: $3.5 million related to impairment on the Catak-1 well, $2.8 million related to the Kazanci-5 well, and $7.5 million related to the Bahar-2 side track well.

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

Capitalized cost greater than one year

As of December 31, 2014, we had $1.6 million of exploratory well costs capitalized for the Hayrabolu-10 well in Turkey, which we spud in February 2013. The Hayrabolu-10 well continues to be evaluated for completion pending more analysis and comparable well results.  Additionally, we have $4.0 million of exploratory well costs for the Deventci-R2 well in Bulgaria, which we spud in October 2013, and we are currently still evaluating the results of an acid stimulation.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	2014	2013
	(in thousands)
Other equipment	$3,035	$2,678
Inventory	24,309	24,318
Gas gathering system and facilities	4,128	4,485
Vehicles	536	321
Leasehold improvements, office equipment and software	10,335	8,114
Gross equipment and other property	42,343	39,916
Accumulated depreciation	(8,673)	(7,235)
Net equipment and other property	$33,670	$32,681

We classify our materials and supply inventory, including steel tubing and casing, as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At December 31, 2014, we excluded $24.3 million of inventory and $3.0 million of software from depreciation, as the inventory and software had not been placed into service. At December 31, 2013, we excluded $24.3 million of inventory and $0.7 million of software from depreciation as the inventory had not been placed into service.

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

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive income (loss) under the caption “Gain (loss) on commodity derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on commodity derivative contracts.” We are required under our senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”), to hedge between 30% and 75% of our anticipated production volumes in Turkey.

During the years ended December 31, 2014, 2013 and 2012, we recorded a net gain on commodity derivative contracts of $37.5 million, a net loss of $2.7 million and $5.5 million, respectively.

At December 31, 2014, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2014

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
(in thousands)
Collar	January 1, 2015—December 31, 2015	1,410	$85.00	$97.25	$12,518

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$7,609
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	5,748
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	4,659
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	1,053
						$19,069

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
$(7,580)

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2014 and December 31, 2013, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at December 31, 2014 and December 31, 2013.

As of December 31, 2014
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current Assets	$12,518	$–	$12,518
Crude oil	Long-term Assets	19,069	–	19,069

As of December 31, 2013
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Liabilities	Sheet	Balance Sheet
(in thousands)
Crude oil	Current liabilities	$3,737	$–	$3,737
Crude oil	Long-term liabilities	4,230	–	4,230

8. Asset Retirement obligations

As part of our development of oil and natural gas properties, we incur asset retirement obligations (“ARO”). Our ARO results from our responsibility to abandon and reclaim our net share of all working interest properties and facilities. At December 31, 2014, the net present value of our total ARO was estimated to be $11.4 million, with the undiscounted value being $29.8 million. Total ARO at December 31, 2014 shown in the table below consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation at a rate of approximately 6.6% per annum for Turkey, 1.4% for Bulgaria, and 1.6% for Albania. These values are discounted to present value using our credit-adjusted risk-free rate for Turkey of 5.3%, Albania of 7.0% and Bulgaria of 5.3% per annum for the years ended December 31, 2014 and 2013. The following table summarizes the changes in our ARO for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Asset retirement obligations at beginning of period	$10,896	$11,958
Change in estimates	–	(7)
Liabilities settled	(373)	(296)
Foreign exchange change effect	(900)	(2,258)
Additions	513	991
Accretion expense	413	508
Acquisitions	827	–
Asset retirement obligations at end of period	11,376	10,896
Less: current portion	323	610
Long-term portion	$11,053	$10,286

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

9. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	2014	2013
Fixed and floating rate loans	(in thousands)
Senior Credit Facility	$68,298	$–
Amended and Restated Credit Facility	–	49,766
Convertible notes	26,600	–
Convertible notes - related party	20,800	–
TBNG credit facility	20,025	20,000
Term Loan Facility	10,452	–
Viking International note - related party	6,800	–
Prepayment Agreement	3,043	–
Shareholder loan	2,580	–
Loans payable	158,598	69,766
Less: current portion	52,606	43,284
Long-term portion	$105,992	$26,482

Amended and Restated Credit Facility

On May 18, 2011, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”) and Petrogas (collectively, and together with Amity, the “Borrowers”) entered into an amended and restated credit facility (the “Amended and Restated Credit Facility”) with Standard Bank Plc and BNP Paribas. Each of the Borrowers is our wholly owned subsidiary. In July 2011, Amity executed a joinder agreement and became a borrower under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility was guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”). On May 6, 2014, we entered into the new Senior Credit Facility, and on May 15, 2014, we repaid the Amended and Restated Credit Facility in full and it was terminated.

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

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015. The borrowing base was $71.5 million as of December 31, 2014. The borrowing base amount equals, for any calculation date, the lowest of:

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

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.26% at December 31, 2014). The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

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

Pursuant to the Senior Credit Facility, at least one of the Borrowers is required to maintain commodity derivative contracts with BNP Paribas that hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey. TEMI has entered into three-way collar contracts with BNP Paribas, which hedge the price of oil through March 2019.  As of December 31, 2014, we had outstanding borrowings of $68.3 million and $3.2 million of remaining availability under the Senior Credit Facility.

At December 31, 2014, we were not in compliance with Section 8.16(a) of our Senior Credit Facility, which requires the Borrowers to maintain a current ratio of not less than 1.10:1.0. The lenders have granted the Borrowers a waiver on the current ratio requirement through March 31, 2015.

Convertible notes

As of December 31, 2014, we sold $47.4 million of convertible notes in a non-brokered private placement (the “Notes”). The Notes bore interest at a rate of 13.0% per annum and would have matured on July 1, 2017. The Notes were convertible, at the election of a holder, any time after July 1, 2015, into our common shares (the “Common Shares”) at a conversion price of $6.80 per share. Subsequent to December 31, 2014, we sold an additional $7.6 million of Notes.  On February 20, 2015, we exchanged the Notes for substantially identical notes issued pursuant to an indenture (the “Exchange Notes”).  See Note 16 – Subsequent Events.

TBNG credit facility

Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) has a fully drawn credit facility with a Turkish bank. The facility bears interest at a rate of 6.6% per annum and is due in monthly principal installments of $2.3 million each, ending September 30, 2015. The facility may be prepaid without penalty. The facility is secured by a lien on a hotel owned by Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At December 31, 2014, TBNG had a balance of $20.0 million under the credit facility and no availability.

Term Loan Facility

On September 17, 2014, Stream Oil & Gas Ltd., a Cayman Islands corporation (“Stream Sub”) and Raiffeisen Bank Sh.A (“Raiffeisen”) entered into the term loan facility (the “Term Loan Facility”), which amended and restated a facility agreement, dated December 15, 2011, as amended (the “Facility Agreement”). The loan matures on December 31, 2016 and bears interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. Stream Sub is required to pay 1/16th of the total commitment each quarter on the last business day of each of March, June, September and December each year. The loan is guaranteed by Stream Sub’s parent company, Stream. Stream Sub may prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility is secured by substantially all of the assets of Stream Sub.

Under the Term Loan Facility, Stream Sub may not declare or pay any dividends on any of Stream Sub’s common shares without the consent of the lender, except, provided that no default has occurred and is continuing under the Term Loan Facility, Stream Sub may make payments to Stream from excess cash flow to cover the administrative overhead of Stream, including the salary and related employment costs of any employee, officer or director of Stream, up to a total limit in any three-month period of $500,000.

Pursuant to the terms of the Term Loan Facility, until amounts under the Term Loan Facility are repaid, Stream Sub may not, in each case subject to certain exceptions (i) incur indebtedness or create any liens, (ii) enter into any agreements that prohibit the ability of Stream Sub to create any liens, (iii) enter into any amalgamation, demerger, merger, or corporate reconstruction or any joint venture or partnership agreement, (iv) incorporate any company as a subsidiary, (v) dispose of any asset, (vi) declare or pay any dividends to shareholders, (vii) enter into a sale and leaseback arrangement, (viii) make any substantial change to the general nature or scope of its business from that carried on at the date of the Term Loan Facility, (ix) use, deposit, handle, store produce, release or dispose of dangerous materials, (x) make any loans or grant any credit, and (xi) cancel, terminate amend or waive any default under any export contract or allow any buyer to do the same.

In addition, the Term Loan Facility contains financial covenants that require Stream Sub to maintain as of the end of each fiscal year: (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $10.0 million; (ii) an outstanding loan principal of no more than twice its EBITDA; and (iii) EBITDA of at least ten times greater than its accrued interest, commission, fees, discounts, prepayment fees, premiums, charges and other finance payments.

An event of default under the Term Loan Facility, includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, upon the occurrence of a change of control of Stream Sub, Stream Sub is required to notify Raiffeisen, and Raiffeisen would have the option to cancel loan commitments and accelerate all outstanding loans and other amounts payable. A change of control is defined under the Term Loan Facility as Stream ceasing to hold more than 75% of the shares in the issued share capital of Stream Sub carrying the right to vote. Our acquisition of Stream did not constitute a change of control under the Term Loan Facility.

Stream must, upon the request of Raiffeisen when Stream Sub’s predicted expenditures exceed its predicted revenues for any period, inject cash into Stream by means of equity loan or other method acceptable to Raiffeisen to the extent necessary to remedy the cashflow shortfall or repay the total amount outstanding under the Term Loan Facility.

On September 17, 2014, Stream Sub, Stream and Raiffeisen entered into an amendment and restatement agreement pursuant to which Raiffeisen granted a deferral of the June 2014 principal payment due under the Facility Agreement until December 2016. In addition, Raiffeisen waived its rights under the Facility Agreement with respect to events of default resulting from (i) Stream Sub’s non-payment of the June 2014 principal payment; and (ii) Stream Sub’s breach of the financial covenants for the fiscal year ended November 30, 2013. Pursuant to the amendment and restatement agreement, (i) Stream Sub paid all fees, costs and expenses due and (ii) Stream Sub and Albpetrol Sh. A (“Albpetrol”) entered into an agreement to postpone certain capital expenditures that were required under Stream’s work program on its properties.

As of December 31, 2014, we had $10.5 million outstanding under the Term Loan Facility and no availability.

At December 31, 2014, we were not in compliance with certain conditions subsequent set forth in Section 4 of the Term Loan Facility, including the delivery to Raiffeisen of a copy of an agreement between Albpetrol and ourselves concerning postponement of capital expenditures. Raiffeisen has granted us a waiver on this requirement until May 5, 2015.

Prepayment Agreement

In April 2013, Stream and Stream Sub entered into the prepayment agreement (the “Prepayment Agreement”) with Trafigura PTE Ltd (“Trafigura”). In October 2013, Stream received a $7.0 million prepayment under the Prepayment Agreement. No further prepayment requests can be made under the Prepayment Agreement. The prepayment is to be repaid by Stream’s delivery of oil to Trafigura in accordance with an oil sales contract between Stream and Trafigura and bears interest at a rate equal to LIBOR plus 6% (6.17% at December 31, 2014). Stream must repay the prepayment at the times and in the quantities as set out in the oil sales contract, and all amounts must be repaid on or before August 31, 2015.

Each of Stream and Stream Sub is required to comply with certain financial and non-financial covenants under the Prepayment Agreement, including financial covenants that Stream must maintain, unless Trafigura agrees otherwise:

(i) EBITDA of not less than $10.0 million;

(ii) outstanding indebtedness of not more than twice its EBITDA; and

(iii) EBITDA of at least ten times greater than its accrued interest, commission, fees, discounts, prepayment fees, premiums, charges and other finance payments.

In addition, Stream must ensure that its coverage ratio is not less than 150% at all times. The coverage ratio is the ratio of the estimated aggregate valuation of the volume of crude oil to be delivered under the oil sales contract between Stream and Trafigura to the outstanding amount of the prepayment plus any applicable funding costs and fees.

Pursuant to the terms of the Prepayment Agreement, until amounts under the Prepayment Agreement are repaid, Stream Sub may not, in each case subject to certain exceptions, (i) create any liens over the Prepayment Agreement, or if such lien would have a material adverse effect, over any other assets or undertakings, (ii) enter into any amalgamation, demerger, merger, or corporate reconstruction, (iii) pay, repay or prepay any principal, interest or other amount on or in respect of or redeem, purchase or cancel any indebtedness owed actually or contingently to any shareholder of Stream Sub or an affiliate of any shareholder of Stream Sub, or (iv) reduce, return, purchase, repay, cancel or redeem any of its share capital.

Trafigura has termination and acceleration rights under the Prepayment Agreement upon the occurrence of certain events, including, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, the occurrence of a change of control triggers termination and acceleration rights. A change of control is defined under the Prepayment Agreement as any person or group of persons acting in concert gaining ownership or control of Stream Sub. Control is defined as the power to direct or cause the direction of the management or policies of another person. Trafigura waived the change of control provision under the Prepayment Agreement in connection with our acquisition of Stream.

At December 31, 2014, Stream had $3.0 million outstanding under the Prepayment Agreement and no availability.

Viking International note

On September 16, 2014, Stream issued to Viking International Limited (“Viking International”) a note in the principal amount of $6.8 million. The note was amended monthly to evidence additional advances. At December 31, 2014, we had $6.8 million outstanding under the Viking International note. At March 12, 2015, we had repaid the note.

Shareholder loan

In March 2014, Stream borrowed CAD $3.0 million from a shareholder of Stream. The loan bore interest at a fixed rate of 10.0% per annum, calculated and compounded monthly. At December 31, 2014, Stream had $2.6 million outstanding under the shareholder loan.  On January 6, 2015, we repaid the shareholder loan in full with the net proceeds from our private placement of Notes.

Unsecured lines of credit

Our wholly owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At December 31, 2014, we had no outstanding borrowings under these lines of credit.

Loan financing costs

We capitalize certain costs in connection with obtaining our borrowings, such as lender’s fees and related attorney’s fees.  These costs are amortized on a straight line basis, which approximates the effective interest method over the term of the loan as a component of interest expense. Loan financing costs, which are included in other assets, totaled approximately $2.7 million and $1.2 million as of December 31, 2014 and 2013, respectively.  Amortization of loan financing costs totaled approximately $1.0 million, $0.5 million and $2.0 million during 2014, 2013 and 2012, respectively.

10. Shareholders’ equity

November 2014 share issuance

In November 2014, we issued 3,218,641 common shares at a deemed price of $7.41 per common share for the acquisition of Stream (see Note 4).

July 2013 share issuance

In July 2013, we issued 351,074 common shares at a deemed price of $7.12 per common share to Direct Petroleum Inc. (“Direct”) (see Note 15).

Restricted stock units

Under our 2009 Long-Term Incentive Plan (the “Incentive Plan”), we award restricted stock units (“RSUs”) and other share-based compensation to certain of our directors, officers, employees and consultants. Each RSU is equal in value to one of our common shares on the grant date. Upon vesting, an award recipient is entitled to a number of common shares equal to the number of vested RSUs. The RSU awards can only be settled in common shares. As a result, RSUs are classified as equity. At the grant date, we make an estimate of the forfeitures expected to occur during the vesting period and record compensation cost, net of the estimated forfeitures, over the requisite service period. The current forfeiture rate is estimated to be 12.5%.

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

Share-based compensation of approximately $1.4 million and $1.7 million with respect to awards of RSUs was recorded for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had approximately $0.7 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.3 years.  The following table sets forth RSU activity for the year ended December 31, 2014:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value Per RSU
Unvested RSUs outstanding at December 31, 2013	296	$8.91
Granted	179	8.57
Forfeited	(103)	8.17
Vested	(149)	10.06
Unvested RSUs outstanding at December 31, 2014	223	$8.21
Stock option plan

Our Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding awards issued under the Option Plan remained in full force and effect. As of December 31, 2014 and 2013, there were no options outstanding under the Option Plan. All options previously outstanding under the Option Plan had a five-year term.

The fair value of stock options was determined using the Black-Scholes Model and was recognized over the service period of the stock option. All stock options are fully vested; therefore, no share-based compensation expense for stock option awards was recorded for the years ended December 31, 2014, 2013 and 2012. We did not grant any stock options during the years ended December 31, 2014, 2013 and 2012.

Details of stock option activity for the years ended December 31, 2014, 2013 and 2012 are presented below.

	2014		2013		2012
	Number of Options (in thousands)	Weighted Average Exercise Price Per share	Number of Options (in thousands)	Weighted Average Exercise Price Per share	Number of Options (in thousands)	Weighted Average Exercise Price Per share
Outstanding at beginning of year	–	$–	16	$12.30	114	$9.07
Granted	–	–	–	–	–	–
Expired	–	–	(16)	12.30	(17)	10.00
Exercised	–	–	–	–	(81)	8.24
Outstanding at end of year	–	$–	–	$–	16	$12.30
Exercisable at end of year	–	$–	–	$–	16	$12.30

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the years ended December 31, 2014, 2013 and 2012 equals net income divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes stock options, RSUs and warrants, whether exercisable or not. The computation of diluted earnings per common share excluded 758,586 and 959,438 antidilutive common share equivalents from the years ended December 31, 2013 and 2012, respectively.

The following table presents the basic and diluted earnings per common share computations:

(in thousands, except per share amounts)	2014	2013	2012
Net income (loss) from continuing operations	$29,096	$(13,271)	$(6,373)
Net (loss) income from discontinued operations	$(20)	$(442)	$22,619
Basic net income (loss) per common share:
Shares:
Weighted average common shares outstanding	37,829	37,069	36,742
Basic net income (loss) per common share:
Continuing operations	$0.77	$(0.36)	$(0.17)
Discontinued operations	$–	$(0.01)	$0.62
Diluted net income (loss) per common share:
Shares:
Weighted average shares outstanding	37,829	37,069	36,742
Dilutive effect of:
Restricted share units	152	–	–
Convertible notes	50	–	–
Weighted average common and common equivalent shares outstanding	38,031	37,069	36,742
Diluted net income (loss) per common share:
Continuing operations	$0.77	$(0.36)	$(0.17)
Discontinued operations	$–	$(0.01)	$0.62

Additionally, we had a contingent liability at December 31, 2014 of approximately $4.2 million that is payable in our common shares (see Note 4). At the December 31, 2014 closing price of our common shares, this liability represented 0.6 million common shares that could be potentially dilutive to future earnings per share calculations.

Warrants

On December 31, 2014, we issued 233,334 warrants for the pledge of Gundem’s Turkish resort (see Note 9).  The common share purchase warrants have an exercise price of $5.99 per share and expire on June 30, 2016.

11. Income taxes

The income tax provision differs from the amount that would be obtained by applying the Bermuda statutory income tax rate of 0% for 2014, 2013 and 2012 to income (loss) for the year as follows:

	2014	2013	2012
	(in thousands except rates)
Statutory rate	0.00%	0.00%	0.00%

Income (loss) from continuing operations before income taxes	$42,143	$(12,164)	$118
Increase (decrease) resulting from:		.
Foreign tax rate differentials	8,897	(1,443)	8,607
Change in valuation allowance	228	982	(2,026)
Expiration of non-capital tax loss carryovers	1,841	1,367	1,601
Other	2,081	201	(1,691)
Total	$13,047	$1,107	$6,491

The components of the net deferred income tax liability at December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Deferred tax assets
Unrealized derivative losses	$–	$1,594
Timing of accruals	692	1,043
Property and equipment	9,761	–
Non-capital loss carryovers	28,155	25,868
Valuation allowance	(37,153)	(28,404)
Total deferred tax assets	1,455	101
Deferred tax liabilities
Unrealized derivative gain	(6,317)	–
Property and equipment	(50,196)	(13,093)
Total deferred tax liabilities	(56,513)	(13,093)
Net deferred tax liabilities	$(55,058)	$(12,992)
Components of net deferred tax liabilities
Current assets	$329	$2,239
Non-current assets	1,181	903
Current liabilities	(2,138)	–
Non-current liabilities	(54,430)	(16,134)
Net deferred tax liabilities	$(55,058)	$(12,992)

We have accumulated losses or resource-related deductions available for income tax purposes in Turkey, Romania, Bulgaria and the United States. As of December 31, 2014, we had non-capital tax losses in Turkey of approximately 151.5 million TRY (approximately $65.3 million), which will begin expiring in 2018; non-capital tax losses in Romania of approximately 7.8 million Romanian New Leu (approximately $2.1 million), which will begin expiring in 2015; non-capital losses in Bulgaria of approximately 8.3 million Bulgarian Lev (approximately $5.1 million), which will begin expiring in 2015; and non-capital tax losses in the United States of approximately $40.7 million, which will begin expiring in 2018.

Effective October 1, 2009, we continued to the jurisdiction of Bermuda. We have determined that no taxes were payable upon the continuance. However, our tax filing positions are still subject to review by taxation authorities who may successfully challenge our interpretation of the applicable tax legislation and regulations, with the result that additional taxes could be payable by us.

We file income tax returns in the United States, Turkey, Romania, Bulgaria, Morocco and Cyprus, with Turkey being the only jurisdiction with significant amounts of taxes due. Income tax returns filed in Turkey for years before 2009 are no longer subject to examination. The Turkish Ministry of Finance is currently conducting tax audits on two of our Turkish subsidiaries, Amity and TBNG, for the years ended December 31, 2010 and 2012, respectively. The Turkish Ministry of Finance recently began audits of our Turkish subsidiaries, TEMI and DMLP, for the year ended December 31, 2010.

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

As of December 31, 2014 the liability and receivable consisted of taxes of $3.0 million, penalties of $0.6 million and interest of $2.2 million. During the years ended December 31, 2014 and 2013, the Company recorded interest of $0.5 million and $0.5 million, respectively.

As of December 31, 2014, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have three reportable geographic segments: Turkey, Bulgaria and Albania. Summarized financial information from continuing operations concerning our geographic segments is shown in the following tables:

	Corporate	Turkey	Bulgaria	Albania	Total
	(in thousands)
For the year ended December 31, 2014
Total revenues	$–	$138,807	$23	$1,898	$140,728
Production	–	18,059	134	1,806	19,999
Transportation costs	–	–	–	284	284
Exploration, abandonment, and impairment	–	19,820	44	–	19,864
Cost of purchased gas	–	2,055	–	–	2,055
Seismic and other exploration	178	4,106	1	–	4,285
Revaluation of contingent consideration	–	–	(2,500)	–	(2,500)
General and administrative	14,418	14,984	1,669	554	31,625
Depreciation, depletion and amortization	124	48,452	18	333	48,927
Accretion of asset retirement obligations	–	387	19	7	413
Total costs and expenses	14,720	107,863	(615)	2,984	124,952
Operating (loss) income	(14,720)	30,944	638	(1,086)	15,776
Interest and other expense	(36)	(6,007)	(1)	(169)	(6,213)
Interest income	350	770	4	–	1,124
Gain on commodity derivative contracts	–	37,454	–	–	37,454
Foreign exchange (loss) gain	(4)	(6,497)	(22)	525	(5,998)
(Loss) income from continuing operations before income taxes	(14,410)	56,664	619	(730)	42,143
Income tax provision	–	(13,659)	–	612	(13,047)
Net (loss) income from continuing operations	$(14,410)	$43,005	$619	$(118)	$29,096
Total assets at December 31, 2014	$51,919	$363,162	$4,675	$126,619	$546,375	(1)
Goodwill at December 31, 2014	$–	$6,935	$–	$–	$6,935
Capital expenditures for the year ended December 31, 2014	$545	$109,563	$1,393	$2,271	$113,772
For the year ended December 31, 2013
Total revenues	$–	$130,701	$126	$–	$130,827
Production	5	18,384	213	–	18,602
Exploration, abandonment, and impairment	–	27,116	217	–	27,333
Cost of purchased gas	–	2,247	–	–	2,247
Seismic and other exploration	100	13,909	–	–	14,009
Revaluation of contingent consideration	–	–	(5,000)	–	(5,000)
General and administrative	12,685	16,068	267	–	29,020
Depreciation, depletion and amortization	69	41,196	57	–	41,322
Accretion of asset retirement obligations	–	475	33	–	508
Total costs and expenses	12,859	119,395	(4,213)	–	128,041
Operating (loss) income	(12,859)	11,306	4,339	–	2,786
Interest and other expense	–	(3,929)	–	–	(3,929)
Interest income	284	1,056	–	–	1,340
Loss on commodity derivative contracts	–	(2,698)	–	–	(2,698)
Foreign exchange (loss) gain	(9)	(9,664)	10	–	(9,663)
(Loss) income loss from continuing operations before income taxes	(12,584)	(3,929)	4,349	–	(12,164)
Income tax provision	–	(1,107)	–	–	(1,107)
Net (loss) income from continuing operations	$(12,584)	$(5,036)	$4,349	$–	$(13,271)
Total assets at December 31, 2013	$14,070	$321,749	$10,231	$–	$346,050	(1)
Goodwill at December 31, 2013	$–	$7,535	$–	$–	$7,535

Capital expenditures for the year ended December 31, 2013	$1,003	$96,206	$2,742	$–	$99,951
For the year ended December 31, 2012
Total revenues	$–	$143,650	$258	$–	$143,908
Production	169	17,328	307	–	17,804
Exploration, abandonment, and impairment	285	39,708	–	–	39,993
Cost of purchased gas	–	7,694	–	–	7,694
Seismic and other exploration	304	4,726	10	–	5,040
General and administrative	10,982	20,603	2,362	–	33,947
Depreciation, depletion and amortization	30	28,092	93	–	28,215
Accretion of asset retirement obligations	–	679	31	–	710
Total costs and expenses	11,770	118,830	2,803	–	133,403
Operating (loss) income	(11,770)	24,820	(2,545)	–	10,505
Interest and other expense	(1,890)	(6,450)	–	–	(8,340)
Interest income	308	2,110	–	–	2,418
Loss on commodity derivative contracts	–	(5,548)	–	–	(5,548)
Foreign exchange gain (loss)	79	1,054	(50)	–	1,083
(Loss) income from continuing operations before income taxes	(13,273)	15,986	(2,595)	–	118
Income tax provision	–	(6,491)	–	–	(6,491)
Net (loss) income from continuing operations	$(13,273)	$9,495	$(2,595)	$–	$(6,373)
Total assets at December 31, 2012	$14,930	$339,752	$1,957	$–	$356,639	(1)
Goodwill at December 31, 2012	$–	$9,021	$–	$–	$9,021
Capital expenditures for the year ended December 31, 2012	$–	$80,957	$867	$–	$81,824

(1)	Excludes assets from our discontinued Moroccan operations of $28,000, $0.5 million, and $1.6 million at December 31, 2014, 2013 and 2012, respectively.

13. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Bulgarian Lev, European Union Euro, Albanian Lek, and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At December 31, 2014, we had 12.5 million TRY (approximately $5.4 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including but not limited to, supply and demand. At December 31, 2014 and 2013, we were a party to commodity derivative contracts.

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

Fair value measurements

Cash and cash equivalents, receivables, notes receivable, accounts payable, accrued liabilities, the TBNG credit facility, the Term Loan Facility, the Prepayment Agreement, the Viking International note, and the shareholder loan were each estimated to have a fair value approximating the carrying amount at December 31, 2014 and 2013 due to the short maturity of those instruments. Indebtedness under the Senior Credit Facility was estimated to have a fair value approximating the carrying amount at December 31, 2014 and 2013 since the interest rate is generally market sensitive.

The financial assets and liabilities measured on a recurring basis at December 31, 2014 and 2013 consisted of our commodity derivative contracts. Fair values for options are based on counterparty market prices. The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are verified by us using analytical tools. There are no performance obligations related to the call options purchased to hedge our oil production.

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

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2014:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Commodity derivative contracts	$–	$31,587	$–	$31,587
Liabilities:
Convertible notes	-	(47,400)	-	(47,400)
Total	$–	$(15,813)	$–	$(15,813)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2013:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Liabilities:
Commodity derivative contracts	$–	$(7,967)	$–	$(7,967)
Total	$–	$(7,967)	$–	$(7,967)

14. Commitments

Our aggregate annual commitments, other than our loans payable, as of December 31, 2014 were as follows:

	Payments Due By Year
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)

Interest	$26,288	$11,077	$9,598	$4,977	$595	$41	$-
Leases	7,097	2,826	346	195	33	-	3,697
Total	$33,385	$13,903	$9,944	$5,172	$628	$41	$3,697

Normal operations purchase arrangements are excluded from the table as they are discretionary or being performed under contracts which are cancelable immediately or with a 30-day notice period.

We lease office space in Dallas, Texas, Bulgaria, Albania and Turkey. We also lease apartments in Turkey and Dallas, as well as operations yards in Turkey. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $3.3 million and $3.5 million, respectively.

15. Contingencies

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

Direct Petroleum

In July 2013, we entered into a second amendment (the “Amendment”) to the purchase agreement (the “Purchase Agreement”) with Direct. The Amendment set forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements pursuant to the Amendment during April 2014, which resulted in the reversal of a $2.5 million contingent liability recorded in 2011. The reversal is recognized in our consolidated statements of comprehensive income (loss) under the caption “Revaluation of contingent consideration” for the year ended December 31, 2014.

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of December 31, 2014, we had not recorded a contingent liability for this contingent consideration.

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

On December 31, 2014, the Company issued 134,169 common share purchase warrants to Mr. Mitchell and 23,333 common share purchase warrants to each of Mr. Mitchell’s children (collectively, the “Warrants”) pursuant to warrant agreements. These Warrants were issued to Mr. Mitchell and his children as shareholders of the entity Gundem, which agreed to pledge its primary asset, a Turkish resort, in exchange for an extension of the maturity date of a credit agreement between the Company and a Turkish bank. As consideration for the pledge of the Gundem resort, the independent members of the Company’s board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem. Pursuant to the warrant agreements, the Warrants are immediately exercisable, expire 18 months from the date of the release of the pledge on the Gundem resort, and entitle the holder to purchase one Common Share for each Warrant at an exercise price of $5.99 per share.

Sale of oilfield services business

On June 13, 2012, we closed the sale of our oilfield services business, which was substantially comprised of our wholly owned subsidiaries Viking International and Viking Geophysical Services, Ltd. (“Viking Geophysical”), to a joint venture owned by Dalea and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $168.5 million, consisting of approximately $157.0 million in cash and a $11.5 million promissory note from Dalea. The promissory note is payable five years from the date of issuance or earlier upon the occurrence of certain specified events, including an initial public offering by the joint venture. Upon the consummation of an initial public offering by the joint venture and the prior approval of Dalea, we can elect to convert the outstanding balance of the promissory note, including accrued interest, into the number of shares offered in the initial public offering equal to such outstanding balance divided by the per share purchase price paid by the public in the initial public offering. The promissory note bears interest at a rate of 3.0% per annum and is guaranteed by Mr. Mitchell.

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

Effective January 1, 2011, our wholly owned subsidiary, TEMI, entered into an accommodation agreement under which it leased rooms, flats and office space at a facility owned by Gundem. Under the accommodation agreement, TEMI leases six rooms and pays the TRY equivalent of $6,000 per month.

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

On June 13, 2012, we entered into a transition services agreement with Viking Services Management, Ltd. (“Viking Management”) in connection with the sale of our oilfield services business to a joint venture owned by Dalea and funds managed by Abraaj Investment Management Limited. Pursuant to the transition services agreement, we agreed to provide certain administrative services, including, but not limited to, continued use of certain of our employees and independent contractors, a guarantee of a lease for flats in Turkey, Turkish tax or legal advice and services, office space in Istanbul, Turkey, information technology support and certain software or licenses to Viking Management. In addition, Viking Management agreed to cause its subsidiaries to provide us with the continued use of certain office space in Tekirdag, Turkey. The transition services agreement terminated on June 13, 2014. In the third quarter of 2012, we entered into an addendum to the transition services agreement whereby Viking Management agreed to cause its subsidiaries to provide us with the continued use of certain equipment yards in the Thrace Basin and in southwestern Turkey. The addendum terminated on April 1, 2014.

On April 5, 2013 (the “First Floor Commencement Date”), TransAtlantic USA entered into an office lease with Longfellow to lease approximately 4,700 square feet of additional corporate office space in Addison, Texas. The initial lease term commenced on the First Floor Commencement Date and expires five years after the First Floor Commencement Date, unless earlier terminated in accordance with the lease. For the first year of the lease, TransAtlantic USA will pay monthly rent of $7,533 to Longfellow plus utilities, real property taxes and liability insurance.

On March 26, 2014, our wholly owned subsidiaries, TEMI and TBNG, entered into an equipment yard services agreement effective as of April 1, 2014 with Viking International for services related to the use of oilfield equipment yards located in Diyarbaki, Tekirdag and Muratli, Turkey.  The initial term of the agreement is for twelve months, and the term of the agreement renews automatically for additional twelve-month periods unless earlier terminated.  During the initial term, TEMI will pay monthly services fees of $17,250 to Viking International for services related to the use of Diyarbakir equipment yard, and TBNG will pay monthly service fees of $17,250 to Viking International for services related to the use of Tekirdag and Muratli equipment yards.

For the years ended December 31, 2014 and 2013, we incurred capital and operating expenditures of $96.4 million and $85.7 million, respectively, related to our various related party agreements.

Debt transactions

As of December 31, 2014 we sold $47.4 million of Notes in a non-brokered private placement. Dalea purchased $2.0 million of the Notes; trusts benefitting Mr. Mitchell’s four children each purchased $2.0 million of the Notes; Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse, purchased $10.0 million of the Notes; the three children of Brian Bailey, a director of the Company, each purchased $100,000 of the Notes; Wil Saqueton, the Company’s vice president and chief financial officer, purchased $100,000 of the Notes; Matthew McCann, the Company’s general counsel and corporate secretary, purchased $200,000 of the Notes; and a trust benefitting Barbara and Terry Pope, Mr. Mitchell’s sister-in-law and brother-in-law, purchased $200,000 of the Notes.

On September 16, 2014, Stream issued to Viking International a note in the principal amount of $6.8 million. At December 31, 2014, we had $6.8 million outstanding under the Viking International note. At March 12, 2015, we had repaid the note (see Note 9).

Other related party transactions

During the year we incurred $60,000 of geology consulting services from Roxanna Oil Company, a private oil and natural gas exploration and production company (“Roxanna”).  One of our directors is the chairman of the board of Roxanna.

The following table summarizes related party accounts receivable and accounts payable as of December 31, 2014 and December 31, 2013:

	2014	2013
	(in thousands)
Related party accounts receivable:
Viking International master services agreement	$355	$939
Riata Management Service Agreement	159	65
Dalea promissory note	88	–
Total related party accounts receivable	$602	$1,004
Related party accounts payable:
Viking International master services agreement	$16,754	$15,956
Riata Management Service Agreement	1,734	334
Viking Geophysical master services agreement	–	6,800
Total related party accounts payable	$18,488	$23,090

17. Discontinued operations

Discontinued operations in Morocco

On June 27, 2011, we decided to discontinue our operations in Morocco. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented.

Discontinued operations of oilfield services business

On June 13, 2012, we closed the sale of our oilfield services business, which was substantially comprised of our wholly owned subsidiaries Viking International and Viking Geophysical, to a joint venture owned by Dalea and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $168.5 million, consisting of approximately $157.0 million in cash and a $11.5 million promissory note from Dalea. The transaction was approved by a special committee of our board of directors after the receipt of a fairness opinion solely for the benefit of the special committee, which was subject to certain assumptions and limitations as provided in such opinion. The promissory note is payable five years from the date of issuance or earlier upon the occurrence of certain specified events, including an initial public offering by the joint venture. Upon the consummation of an initial public offering by the joint venture and the prior approval of Dalea, we can elect to convert the outstanding balance of the promissory note, including accrued interest, into the number of shares offered in the initial public offering equal to such outstanding balance divided by the per share purchase price paid by the public in the initial public offering. The promissory note bears interest at a rate of 3.0% per annum and is guaranteed by Mr. Mitchell. We used a portion of the net proceeds from the sale to pay off our $73.0 million credit agreement with Dalea, our $11.0 million credit facility with Dalea, our $0.9 million promissory note with Viking Drilling and our $1.8 million credit agreement with a Turkish bank. In addition, we used a portion of the net proceeds from the sale of our oilfield services business to pay down approximately $45.2 million in outstanding indebtedness under our Amended and Restated Credit Facility. We have presented the oilfield services segment operating results as discontinued operations for the years ended December 31, 2014 and 2013.

The assets and liabilities held for sale at December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Cash	$16	$23
Other assets	12	513
Total assets held for sale	$28	$536

Accrued expenses and other liabilities	$6,928	$7,559
Total liabilities held for sale	$6,928	$7,559

Our operating results from discontinued operations for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	2014	2013	2012
	(in thousands)
Total revenues	$–	$–	$19,956
Total costs and expenses	(20)	(505)	(24,682)
Total other income (expense)	–	63	(357)
Loss from discontinued operations before income taxes	(20)	(442)	(5,083)
Gain on disposal of discontinued operations	–	–	35,999
Income tax provision	–	–	(8,297)
Net (loss) income from discontinued operations	$(20)	$(442)	$22,619

18. Subsequent events

Convertible Notes

     Subsequent to December 31, 2014, we sold an additional $7.6 million of Notes in a non-brokered private placement, bringing the total sale of the Notes to $55.0 million. We completed the private placement on February 20, 2015.

Exchange Notes

     On February 20, 2015, we issued $55.0 million of Exchange Notes in exchange for all outstanding Notes.  The Exchange Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).

     The Exchange Notes bear interest at an annual rate of 13.0%, payable semi-annually, in arrears, on January 1 and July 1 of each year, commencing on July 1, 2015. The Exchange Notes will mature on July 1, 2017, unless earlier redeemed or converted.

     Holders may, at any time after July 1, 2015 and from time to time at such holder’s option, convert, subject to certain terms and conditions, any or all of the principal of any Exchange Note into fully paid and nonassessable Common Shares at the conversion price.  The initial conversion price is $6.80 per Common Share, subject to adjustment as described in the Indenture. Prior to or contemporaneously with the conversion of any of the principal of an Exchange Note, all accrued but unpaid interest on the principal amount being converted will be paid in cash. The Exchange Notes may not be converted into Common Shares on the maturity date or the redemption date.

     At any time on or after July 1, 2015, we may redeem all or a part of the Exchange Notes at the redemption prices specified below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date.

Period Beginning	Redemption Price
July 1, 2015	107.5%
January 1, 2016	105.0%
July 1, 2016	102.5%
January 1, 2017	100.0%

     If we experience a fundamental change (as defined in the Indenture), we will be required to make an offer to repurchase the Exchange Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding the date of repurchase. Additionally, if we sell certain assets in exchange for $50.0 million or more in cash consideration, in certain circumstances, we will be required to use a portion of the net cash proceeds of such sale to make an offer to repurchase Exchange Notes at a price equal to the price we would be required to pay for an optional redemption at such time, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  The Indenture provides for customary events of default.  The Indenture contains limited covenants, including a covenant that will limit our ability to incur liens securing funded debt.

TRANSATLANTIC PETROLEUM LTD.

Supplemental Information

(unaudited)

Supplemental quarterly financial data (unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2014 and 2013.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
For the year ended December 31, 2014:
Revenues	$33,646	$41,061	$36,077	$29,944
Net income	3,973	1,437	8,313	15,353
Comprehensive income (loss)	678	6,529	(4,343)	11,887
Basic and diluted net income (loss) per common shares from continuing operations	$0.11	$0.04	$0.22	$0.39
For the year ended December 31, 2013:
Revenues	$34,044	$30,516	$32,345	$33,922
Net income (loss)	2,939	2,903	(4,973)	(14,582)
Comprehensive income (loss)	103	(10,640)	(15,599)	(24,550)
Basic and diluted net income (loss) per common shares from continuing operations	$0.08	$0.08	$(0.13)	$(0.39)

(1)

The sum of the individual quarterly net income (loss) amounts per share may not agree with year-to-date net income (loss) per share as each quarterly computation is based on the net income or loss for that quarter and the weighted-average number of shares outstanding during that quarter.

Supplemental oil and natural gas reserves information (unaudited)

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

Proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. We engaged DeGolyer & MacNaughton and Deloitte LLP to prepare our reserves estimates in Turkey and Albania, respectively.  These estimates comprise 100% of our estimated proved reserves (by volume) at December 31, 2014.

The following unaudited schedules are presented in accordance with required disclosures about oil and natural gas producing activities to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies.

All of our proved reserves are located in Turkey and Albania, and all prices are held constant in accordance with SEC rules.

Oil and natural gas prices used to estimate reserves were computed by applying the un-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2014, 2013 and 2012. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12-Month
	Average Price
	Oil	Natural Gas
	per (Bbl)	per (Mcf)

Turkey
2014	$94.53	$8.71
2013	$102.07	$9.92
2012	$108.66	$8.74

Albania
2014	$69.55	$10.00

The following table sets forth our estimated net proved reserves (natural gas converted to Mboe by dividing Mmcf by six), including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Oil	Natural Gas	Total
	(Mbbl)	(Mmcf)	(Mboe)
Total proved reserves

December 31, 2011	11,215	13,223	13,419
Extensions and discoveries	1,794	3,055	2,303
Revisions of previous estimates	(2,540)	423	(2,470)
Sales volumes	(949)	(4,238)	(1,655)
December 31, 2012	9,520	12,463	11,597
Extensions and discoveries	1,563	2,652	2,005
Revisions of previous estimates	(436)	3,436	137
Sales volumes	(933)	(3,512)	(1,518)
December 31, 2013	9,714	15,039	12,221
Acquisitions	14,296	8,249	15,671
Extensions and discoveries	4,740	2,809	5,208
Revisions of previous estimates	1,254	1,668	1,532
Sales volumes	(1,339)	(3,262)	(1,883)
December 31, 2014	28,665	24,503	32,749

Proved developed reserves

December 31, 2012:
Proved developed producing	4,241	5,228	5,112
Proved developed non-producing	910	2,887	1,391
Total	5,151	8,115	6,503
December 31, 2013:
Proved developed producing	4,540	7,189	5,738
Proved developed non-producing	335	3,261	879
Total	4,875	10,450	6,617
December 31, 2014:
Proved developed producing	10,783	5,572	11,712
Proved developed non-producing	9,974	3,979	10,637
Total	20,757	9,551	22,349

Proved undeveloped reserves

As of December 31, 2012	4,369	4,348	5,094
As of December 31, 2013	4,839	4,589	5,604
As of December 31, 2014	7,908	14,952	10,400

For the year ended December 31, 2014, we had a proved reserve increase of 20,528 Mboe, or 168.0%, compared to 2013.  This increase was primarily attributable to the acquisition of Stream, the continued success of our horizontal drilling campaigns in the Selmo oil field and the Thrace Basin and the successful appraisal of the Bahar oil field.  The Albanian assets of Stream constituted 15,634 Mboe or 76.2% of the increase. Of the proved reserves, 88.9% are in the proved developed category and are part of the producing oil assets in Albania.  The increase in proved reserves was partially offset by sales volumes of 1,883 Mboe in 2014, consisting of 1,339 Mbbls of oil and 3,262 Mmcf of natural gas.

At December 31, 2014, we recorded an increase in proved reserves of 5,208 Mboe through extensions and discoveries.  These increases were due to the following factors: (i) horizontal drilling in Selmo, which resulted in the conversion of 2,234 Mboe from probable or possible reserves to proved reserves due to successful wells in the previously under-drilled southeast portion of the field and confirming that oil still remains at, or below, the current oil-water contact; (ii) the addition of 467 Mboe in the Thrace Basin as a result of the Gurgen discovery and successful Sogucak test in the Kuzey Emirali-1 well; (iii) the addition of 2,243 Mboe due to successful appraisal wells on the Bahar structure and (iv) the addition of 264 Mbbls in the Arpatepe oil field as a result of the Arpatepe-7 appraisal well success which extended the field to the southeast.

At December 31, 2014, we recorded an increase in reserves due to technical revisions of 1,254 Mbbl and 1,668 Mmcf (1,532 Mboe total).  The revision in oil of 1,254 Mbbls was an increase from December 31, 2013, in which we recorded a loss of 436 Mbbls, and was mostly attributable to well performance in Selmo.  Prior to initiating the horizontal well campaign in Selmo in 2013, drilling had been halted due to poor vertical well performance.  This resulted in negative revisions to estimates for 2013.  By contrast, the horizontal wells drilled in late 2013 and throughout 2014 have performed better than original estimates and thus resulted in positive technical revisions.  The revision in gas of 1,668 Mmcf was a decrease from December 31, 2013, in which we recorded 3,436 Mmcf in technical revisions and was mostly attributable to a decrease in activity in the Thrace Basin, where we did not introduce any new technology to the gas fields.  In 2013, we successfully fracture stimulated the Mezardere formation for the first time.  This led to an aggressive recompletion program as we fine-tuned our stimulation methodology which, in turn, greatly increased many behind pipe reserves.  The performance of these fracture stimulated wells versus the unstimulated type curves allowed for positive reserve revisions.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2014, 2013 and 2012 are shown in the table below.  In our calculation of standardized measure we have utilized statutory tax rates of 20% and 50% for Turkey and Albania, respectively.

	Turkey	Albania	Total
	(in thousands)
As of and for the year ended December 31, 2014
Future cash inflows	$1,504,369	$921,237	$2,425,606
Future production costs	(309,528)	(239,149)	(548,677)
Future development costs	(234,675)	(123,085)	(357,760)
Future income tax expense	(148,437)	(243,774)	(392,211)
Future net cash flows	811,729	315,229	1,126,958
10% annual discount for estimated timing of cash flows	(272,649)	(182,227)	(454,876)
Standardized measure of discounted future net cash flows related to proved reserves	$539,080	$133,002	$672,082
As of and for the year ended December 31, 2013
Future cash inflows	$1,141,775	$-	$1,141,775
Future production costs	(190,337)	-	(190,337)
Future development costs	(131,643)	-	(131,643)
Future income tax expense	(127,971)	-	(127,971)
Future net cash flows	691,824	-	691,824
10% annual discount for estimated timing of cash flows	(196,055)	-	(196,055)
Standardized measure of discounted future net cash flows related to proved reserves	$495,769	$-	$495,769
As of and for the year ended December 31, 2012
Future cash inflows	$1,143,346	$-	$1,143,346
Future production costs	(227,876)	-	(227,876)
Future development costs	(93,267)	-	(93,267)
Future income tax expense	(122,582)	-	(122,582)
Future net cash flows	699,621	-	699,621
10% annual discount for estimated timing of cash flows	(221,712)	-	(221,712)
Standardized measure of discounted future net cash flows related to proved reserves	$477,909	$-	$477,909

Changes in the standardized measure of discounted future net cash flows

The following are the principal sources of changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
	(in thousands)
Standardized measure, January 1,	$495,769	$477,909	$531,797
Net change in sales and transfer prices and in production (lifting) costs related to future production	(75,912)	(7,868)	(594)
Changes in future estimated development costs	(151,238)	(73,753)	(66,178)
Sales and transfers of oil and natural gas during the period	(118,083)	(108,674)	(116,477)
Net change due to extensions and discoveries	245,643	112,814	124,643
Net change due to purchases of minerals in place	235,855	-	-
Net change due to revisions in quantity estimates	72,222	7,678	(133,637)
Previously estimated development costs incurred during the period	63,250	47,252	50,810
Accretion of discount	44,439	56,376	64,584
Other	(19,340)	(12,070)	(10,644)
Net change in income taxes	(120,523)	(3,895)	33,605
Standardized measure, December 31,	$672,082	$495,769	$477,909

Costs incurred in oil and natural gas property acquisition, exploration and development

Costs incurred in oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Turkey	Albania	Bulgaria	Total
	(in thousands)
For the year ended December 31, 2014
Acquisitions of properties
Proved	$-	$99,927	$-	$99,927
Unproved	-	16,140	-	16,140
Exploration	39,143	2,161	1,291	42,595
Development	63,250	110	44	63,404
Total costs incurred	$102,393	$118,338	$1,335	$222,066
For the year ended December 31, 2013
Acquisitions of properties
Proved	$-	$-	$-	$-
Unproved	6,750	-	-	6,750
Exploration	40,258	-	2,742	43,000
Development	47,252	-	-	47,252
Total costs incurred	$94,260	$-	$2,742	$97,002
For the year ended December 31, 2011
Acquisitions of properties
Proved	$-	$-	$-	$-
Unproved	-	-	-	-
Exploration	36,465	-	-	36,465
Development	43,824	-	867	44,691
Total costs incurred	$80,289	$-	$867	$81,156

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

2.2

Arrangement Agreement, dated as of September 2, 2014, between TransAtlantic Petroleum Ltd. and Stream Oil & Gas Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 2, 2014, filed with the SEC on September 8, 2014).

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

4.4

Indenture, dated as of February 20, 2015, between TransAtlantic Petroleum Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 20, 2015, filed with the SEC on February 25, 2015).

4.5	Form of 13.0% Convertible Note due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 20, 2015, filed with the SEC on February 25, 2015).

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

10.19

Equipment Yard Services Agreement, by and between TransAtlantic Exploration Mediterranean International Pty Ltd, Thrace Basin Natural Gas (Turkiye) Corporation and Viking International Limited, dated as of April 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014, filed with the SEC on March 28, 2014).

10.20

Credit Agreement, dated as of May 6, 2014, by and between Amity Oil International Pty Ltd, DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş., Talon Exploration, Ltd., TransAtlantic Exploration Mediterranean International Pty. Ltd., TransAtlantic Turkey, Ltd., as borrowers, TransAtlantic Petroleum Ltd., TransAtlantic Petroleum (USA) Corp., TransAtlantic Worldwide, Ltd., as guarantors, the lenders party thereto from time to time, and BNP Paribas (Suisse) SA as coordinating mandated lead arranger, sole bookrunner, letter of credit issuer, administrative agent, collateral agent and technical agent and International Finance Corporation, as mandated lead arranger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2014).

10.21†

Summary of annual restricted stock award arrangement with Mr. Wil F. Saqueton (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2014).

10.22*	Facility Agreement, dated December 15, 2011, by and among Stream Oil & Gas Ltd., Stream Oil & Gas Ltd. (BC), and Raiffeisen Bank Sh.A.

10.23*	Amended and Restated Facility Agreement, dated September 17, 2014, by and among Stream Oil & Gas Ltd., Stream Oil & Gas Ltd. (BC), and Raiffeisen Bank Sh.A.

10.24*	Amendment and Restatement Agreement, dated September 17, 2014, by and among Stream Oil & Gas Ltd., Stream Oil & Gas Ltd. (BC), and Raiffeisen Bank Sh.A.

10.25*	Prepayment Agreement, dated April 18, 2013, by and between Stream Oil & Gas Ltd. and Trafigura PTE Ltd.

10.26*	Coordination Agreement, dated May 22, 2013, by and among Raiffeisen Bank Sh.A, Trafigura PTE Ltd., Stream Oil & Gas Ltd. and Stream Oil & Gas Ltd. (BC).

10.27*	Promissory Note made by Stream Oil & Gas Ltd. to the order of Viking International Ltd., dated September 12, 2014 in the principal sum of $6,800,000.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP.

23.2*	Consent of DeGolyer and MacNaughton.

23.3*	Consent of Deloitte LLP.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* *	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton, dated March 6, 2015.

99.2*	Report of Deloitte LLP, dated February 27, 2015.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	Furnished herewith.