Form 10-Q
period 2015-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2015-08-06
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 3, 2015, the registrant had 41,006,823 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,323	$35,132
Accounts receivable, net
Oil and natural gas sales	25,537	29,673
Joint interest and other	6,858	19,918
Related party	554	602
Prepaid and other current assets	9,045	8,930
Deferred income taxes	604	329
Derivative asset	10,377	12,518
Restricted cash	1,868	1,917
Assets held for sale	27	28
Total current assets	74,193	109,047
Property and equipment:
Oil and natural gas properties (successful efforts methods)
Proved	384,929	424,031
Unproved	66,323	65,438
Equipment and other property	40,192	42,343
	491,444	531,812
Less accumulated depreciation, depletion and amortization	(143,093)	(141,977)
Property and equipment, net	348,351	389,835
Other long-term assets:
Other assets	8,380	8,836
Note receivable - related party	11,500	11,500
Derivative asset	14,499	19,069
Deferred income taxes	787	1,181
Goodwill	5,987	6,935
Total other assets	41,153	47,521
Total assets	$463,697	$546,403

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,327	$39,407
Accounts payable - related party	11,282	18,488
Accrued liabilities	25,184	31,238
Deferred income taxes	1,448	2,138
Asset retirement obligations	270	323
Loans payable	31,601	45,806
Loan payable - related party	–	6,800
Liabilities held for sale	6,421	6,928
Total current liabilities	106,533	151,128
Long-term liabilities:
Asset retirement obligations	9,938	11,053
Accrued liabilities	12,397	12,336
Deferred income taxes	51,613	54,430
Loans payable	90,648	85,192
Loan payable - related party	20,800	20,800
Total long-term liabilities	185,396	183,811
Total liabilities	291,929	334,939
Commitments and contingencies
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 40,994,565 shares and 40,708,120 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4,099	4,071
Additional paid-in-capital	572,706	571,150
Accumulated other comprehensive loss	(107,846)	(79,310)
Accumulated deficit	(297,191)	(284,447)
Total shareholders' equity	171,768	211,464
Total liabilities and shareholders' equity	$463,697	$546,403

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Oil and natural gas sales	$27,950	$40,441	$54,597	$73,425
Sales of purchased natural gas	490	491	788	1,036
Other	50	129	101	246
Total revenues	28,490	41,061	55,486	74,707
Costs and expenses:
Production	6,760	4,666	12,689	8,797
Transportation costs	337	-	404	-
Exploration, abandonment and impairment	4,093	3,775	4,440	7,916
Cost of purchased natural gas	469	440	735	925
Seismic and other exploration	93	892	151	4,186
Revaluation of contingent consideration	-	-	-	(2,500)
General and administrative	7,844	7,460	16,463	14,012
Depreciation, depletion and amortization	9,591	12,588	21,169	22,678
Accretion of asset retirement obligations	107	106	218	204
Total costs and expenses	29,294	29,927	56,269	56,218
Operating (loss) income	(804)	11,134	(783)	18,489
Other income (expense):
Interest and other expense	(3,673)	(1,769)	(6,983)	(2,972)
Interest and other income	1,168	327	1,821	600
(Loss) gain on commodity derivative contracts	(3,274)	(9,522)	538	(8,560)
Foreign exchange gain (loss)	147	2,494	(5,001)	1,150
Total other expense	(5,632)	(8,470)	(9,625)	(9,782)
(Loss) income from continuing operations before income taxes	(6,436)	2,664	(10,408)	8,707
Income tax expense	(814)	(1,227)	(2,336)	(3,277)
Net (loss) income from continuing operations	(7,250)	1,437	(12,744)	5,430
Net loss from discontinued operations	-	-	-	(20)
Net (loss) income	$(7,250)	$1,437	$(12,744)	$5,410
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,917)	5,092	(28,536)	1,797
Comprehensive (loss) income	$(12,167)	$6,529	$(41,280)	$7,207

Net (loss) income per common share
Basic net (loss) income per common share
Continuing operations	$(0.18)	$0.04	$(0.31)	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding	40,973	37,411	40,870	37,402
Diluted net (loss) income per common share
Continuing operations	$(0.18)	$0.04	$(0.31)	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average common and common equivalent shares outstanding	40,973	37,411	40,870	37,402

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

					Accumulated
				Additional	Other		Total
	Common		Common	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Warrants	Shares ($)	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	40,708	233	$4,071	$571,150	$(79,310)	$(284,447)	$211,464
Issuance of warrants	-	233	-	-	-	-	-
Issuance of restricted stock units	287	-	28	1,133	-	-	1,161
Tax withholding on restricted stock units	-	-	-	(391)	-	-	(391)
Share-based compensation	-	-	-	814	-	-	814
Foreign currency translation adjustment	-	-	-	-	(28,536)	-	(28,536)
Net loss	-	-	-	-	-	(12,744)	(12,744)
Balance at June 30, 2015	40,995	466	4,099	572,706	(107,846)	(297,191)	171,768

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net (loss) income	$(12,744)	$5,410
Adjustment for net loss from discontinued operations	–	20
Net (loss) income from continuing operations	(12,744)	5,430
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	814	713
Foreign currency loss	6,760	74
(Gain) loss on commodity derivative contracts	(538)	8,560
Cash settlement on commodity derivative contracts	7,248	(2,533)
Amortization on loan financing costs	445	764
Deferred income tax (benefit) expense	(123)	2,370
Exploration, abandonment and impairment	4,440	7,916
Depreciation, depletion and amortization	21,169	22,678
Accretion of asset retirement obligations	218	204
Vendor settlements	(1,731)	–
Revaluation of contingency consideration	–	(2,500)
Changes in operating assets and liabilities:
Accounts receivable	12,443	2,215
Prepaid expenses and other assets	(1,921)	2,056
Accounts payable and accrued liabilities	(14,672)	(6,487)
Net cash provided by operating activities from continuing operations	21,808	41,460
Net cash used in operating activities from discontinued operations	–	(64)
Net cash provided by operating activities	21,808	41,396
Investing activities:
Additions to oil and natural gas properties	(17,136)	(62,993)
Additions to equipment and other properties	(3,283)	(2,589)
Net cash used in investing activities from continuing operations	(20,419)	(65,582)
Net cash provided by investing activities from discontinued operations	–	500
Net cash used in investing activities	(20,419)	(65,082)
Financing activities:
Tax withholding on restricted share units	(391)	(68)
Loan proceeds	7,600	26,092
Loan repayment	(16,349)	(7,804)
Loan repayment - related party	(6,800)	–
Loan financing costs	–	(2,176)
Net cash (used in) provided by financing activities	(15,940)	16,044
Effect of exchange rate on cash flows and cash equivalents	(1,258)	(78)
Net decrease in cash and cash equivalents	(15,809)	(7,720)
Cash and cash equivalents, beginning of period	35,132	12,881
Cash and cash equivalents, end of period	$19,323	$5,161
Supplemental disclosures:
Cash paid for interest	$3,551	$1,212
Cash paid for taxes	$1,390	$–
Supplemental non-cash financing activities:
Repayment of the Prepayment Agreement	$2,130	$–
Repayment of amended and restated credit facility from refinancing	$–	$49,766

The accompanying notes are an integral part of these consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey, Albania and Bulgaria. As of August 3, 2015, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

Decline in Oil Price

As a result of the decline in prices for Brent crude since December 2014, we have reduced our planned capital expenditures and deferred a significant amount of our planned exploration and development until prices for Brent crude improve. In order to mitigate the impact of reduced prices on our 2015 cash flows and liquidity, we have implemented cost reduction measures and will continue to implement cost-cutting initiatives to reduce our operating costs and general and administrative expenses.

During the first half of 2015, we have undertaken significant cost saving efforts including staff reductions, office relocations, negotiations of exploration and development expenses and operating cost reductions with several key vendors and optimization of well designs. We believe this strategy will allow us to preserve our liquidity in order to execute the remainder of our 2015 development program and continue to meet our contractual obligations.  Additionally, at current Brent crude prices, our current hedge positions provide additional liquidity on a monthly recurring basis.

Notwithstanding these measures, there remain risks and uncertainties that could negatively impact our results of operations and financial condition. For example, reductions in our borrowing capacity as a result of a redetermination to our borrowing base could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by the recent decline or any further declines in oil prices. The next borrowing base redetermination is October 1, 2015.

2. Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new effective date is for annual reporting periods, and interim periods within that reporting period, beginning after December 15, 2017.  Reporting entities may choose to adopt the standard as of the original effective date.  We are currently assessing the potential impact of ASU 2014-09 on our consolidated financial statements and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We currently recognize debt issuance costs as assets on our consolidated balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted.  Currently, we do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements or results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Acquisitions

Stream

On November 18, 2014, we acquired Stream Oil & Gas Ltd., a corporation existing under the laws of British Columbia (“Stream”), in exchange for (i) 3.2 million of our common shares issued at closing, and (ii) an additional 0.6 million of our common shares issuable if certain conditions are met (at a deemed price of $7.41 per common share).  We engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the acquisition.  We are still assessing the assets acquired and liabilities assumed.  Thus, the final determination of the value of assets acquired and liabilities assumed may result in adjustments to the values presented below. The following tables summarize the consideration paid in the acquisition and the preliminary amounts of assets acquired and liabilities assumed that have been recognized at the acquisition date:

(in thousands)
Consideration:
Issuance of 3,218,641 common shares	$23,850
Contingent payment event	4,188
Fair value of total consideration	$28,038
Acquisition-Related Costs:
Included in general and administrative expenses on our consolidated statements of comprehensive income (loss) for the year ended December 31, 2014	$1,129

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:
Assets:
Cash	$66
Accounts receivable	6,672
Other current assets	347
Total current assets	7,085
Oil and natural gas properties:
Proved properties	99,927
Unproved properties	16,140
Equipment and other property	964
Total oil and natural gas properties and other equipment	117,031
Total assets	$124,116
Liabilities:
Accounts payable	20,673
Accounts payable - related party	2,820
Other current liabilities	10,000
Viking International note - related party	6,800
Loans payable - current	11,732
Other non-current liabilities	5,036
Loans payable - non-current	6,123
Asset retirement obligations	827
Deferred income taxes	32,067
Total liabilities	96,078
Total identifiable net assets	$28,038

The following table presents the unaudited pro forma results of operations as though the acquisition of Stream had occurred as of January 1, 2014 (see our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of this acquisition):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2014	June 30, 2014
	(in thousands, except per share data)
Total revenues	$47,284	$87,090
Income from continuing operations before income taxes	5,130	11,818
Income from continuing operations	3,153	8,256
Loss from discontinued operations	-	(20)
Net income	3,153	8,236
Net income per common share from continuing operations
Basic and diluted	$0.07	$0.20

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	June 30, 2015	December 31, 2014
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$284,191	$323,442
Albania	100,238	100,037
Bulgaria	500	552
Total oil and natural gas properties, proved	384,929	424,031
Oil and natural gas properties, unproved:
Turkey	41,521	43,090
Albania	24,802	18,301
Bulgaria	–	4,047
Total oil and natural gas properties, unproved	66,323	65,438
Gross oil and natural gas properties	451,252	489,469
Accumulated depletion	(134,344)	(133,304)
Net oil and natural gas properties	$316,908	$356,165

At June 30, 2015 and December 31, 2014, we excluded $2.2 million and $0.9 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At June 30, 2015, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $121.8 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $126.6 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

Exploratory well costs

During the three and six months ended June 30, 2015, we recorded $4.1 million and $4.4 million, respectively, of impairment and exploratory well costs. Of the $4.4 million of impairment and exploratory well costs incurred during the six months ended June 30, 2015, $3.7 million related to impairment of the Deventci-R2 well in the second quarter of 2015, and $0.8 million was cash spent during the period.

Capitalized cost greater than one year

As of June 30, 2015, we had $1.4 million and $1.9 million of exploratory well costs capitalized for the Hayrabolu-10 and Bahar-2ST wells in Turkey, which we spud in February 2013 and March 2014, respectively. The Hayrabolu-10 and Bahar-2ST wells continue to be evaluated for completion pending more analysis.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Other equipment	$2,575	$2,983
Inventory	23,707	24,309
Gas gathering system and facilities	5,193	6,016
Vehicles	428	488
Leasehold improvements, office equipment and software	8,289	8,547
Gross equipment and other property	40,192	42,343
Accumulated depreciation	(8,749)	(8,673)
Net equipment and other property	$31,443	$33,670

We have reclassified certain prior year costs of equipment and other property to conform to current period presentation.

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At June 30, 2015, we excluded $23.7 million of inventory from depreciation as the inventory had not been placed into service. At December 31, 2014, we excluded $24.3 million of inventory and $3.0 million of software from depreciation as the inventory and software had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the six months ended June 30, 2015 and for the year ended December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Asset retirement obligations at beginning of period	$11,376	$10,896
Change in estimates	–	–
Liabilities settled	–	(373)
Foreign exchange change effect	(1,431)	(900)
Additions	45	513
Accretion expense	218	413
Acquisitions	–	827
Asset retirement obligations at end of period	10,208	11,376
Less: current portion	270	323
Long-term portion	$9,938	$11,053

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

During the three months ended June 30, 2015 and 2014, we recorded a net loss on commodity derivative contracts of $3.3 million and $9.5 million, respectively. During the six months ended June 30, 2015 and 2014, we recorded a net gain on commodity derivative contracts of $0.5 million and a net loss of $8.6 million, respectively.

At June 30, 2015 and December 31, 2014, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of June 30, 2015

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
					(in thousands)
Collar	July 1, 2015—December 31, 2015	3,210	$73.83	$80.80	$6,090
Collar	January 1, 2016—December 31, 2016	1,344	$66.50	$70.00	$325
					$6,415

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$7,273
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	5,653
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	4,516
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	1,019
						$18,461

Fair Value of Derivative Instruments as of December 31, 2014

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
(in thousands)
Collar	January 1, 2015—December 31, 2015	1,410	$85.00	$97.25	$12,518

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$7,609
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	5,748
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	4,659
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	1,053
						$19,069

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at June 30, 2015 and December 31, 2014, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at June 30, 2015 and December 31, 2014.

As of June 30, 2015
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$10,377	$-	$10,377
Crude oil	Long-term assets	$14,534	$(35)	$14,499

As of December 31, 2014
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$12,518	$-	$12,518
Crude oil	Long-term assets	$19,069	$-	$19,069

7. Loan payable

As of the dates indicated, our third-party debt consisted of the following:

	June 30,	December 31,
	2015	2014
Fixed and floating rate loans	(in thousands)
Senior Credit Facility	$67,013	$68,298
Convertible Notes	34,200	26,600
TBNG credit facility	12,979	20,025
Term Loan Facility	7,144	10,452
Prepayment Agreement	913	3,043
Convertible Notes - Related Party	20,800	20,800
Viking International Promissory Note - Related Party	–	6,800
Shareholder Loan	–	2,580
Loans payable	143,049	158,598
Less: current portion	31,601	52,606
Long-term portion	$111,448	$105,992

Senior Credit Facility

On May 6, 2014, certain of our wholly owned subsidiaries entered into the Senior Credit Facility with BNP Paribas and IFC. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (each, a “Guarantor”).

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year, beginning April 1, 2015.  As of June 30, 2015, we had outstanding borrowings under the Senior Credit Facility of $67.0 million.  Pursuant to the terms of the Senior Credit Facility, the borrowing base resets on the first day of each fiscal quarter.  As of July 1, 2015, the borrowing base was reset to $70.8 million, and we had $3.8 million of availability under the Senior Credit Facility.  Loan under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.28% at June 30, 2015).  The borrowing base amount equals, for any calculation date, the lowest of:

•	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00; and
•	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00.

Convertible Notes

As of June 30, 2015, we had $55.0 million aggregate principal amount of outstanding 13.0% convertible notes due in 2017 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 13.0% per annum and mature on July 1, 2017. The Convertible Notes are convertible, at the election of a holder, any time after July 1, 2015, into our common shares at a conversion price of $6.80 per share.

TBNG credit facility

Our subsidiary, Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”), has a fully drawn credit facility with a Turkish bank.  During the second quarter of 2015, the facility was amended and now bears interest at a rate of 5.9% per annum and is due in monthly principal installments of $1.3 million each, ending April 4, 2016.  The facility may be prepaid without penalty. The facility is secured by a lien on a hotel owned by Gundem Turizm Yatirim ve Isletmeleri Anonim Sirketi (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At June 30, 2015, TBNG owed $13.0 million under the credit facility and had no availability.

Term Loan Facility

Stream Oil & Gas Ltd., a Cayman Islands corporation (“Stream Sub”), a subsidiary of Stream, has a term loan facility (the “Term Loan Facility”) with Raiffeisen Bank Sh.A (“Raiffeisen”).  The Term Loan Facility matures on March 31, 2017 and bears interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. Stream Sub is required to repay $1.0 million each quarter on the last business day of each of March, June, September and December. The loan is guaranteed by Stream. Stream Sub may prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility is secured by substantially all of the assets of Stream Sub.  As of June 30, 2015, we had $7.1 million outstanding under the Term Loan Facility bearing interest at a rate of 7.0% per annum and no availability.

At June 30, 2015, we were not in compliance with certain conditions subsequent set forth in Section 4 of the Term Loan Facility, including the delivery to Raiffeisen of a copy of an agreement between Albpetrol Sh. A and ourselves concerning postponement of certain capital expenditures. Raiffeisen has granted us a waiver on this requirement until September 30, 2015.

Prepayment Agreement

In April 2013, Stream and Stream Sub entered into the prepayment agreement (the “Prepayment Agreement”) with Trafigura PTE Ltd (“Trafigura”). In October 2013, Stream received a $7.0 million prepayment under the Prepayment Agreement. No further prepayment requests can be made under the Prepayment Agreement. The prepayment is to be repaid by Stream’s delivery of oil to Trafigura in accordance with an oil sales contract between Stream and Trafigura and bears interest at a rate equal to LIBOR plus 6% (6.17% at June 30, 2015). Stream must repay the prepayment at the times and in the quantities as set out in the oil sales contract, and all amounts must be repaid on or before August 31, 2015.  At June 30, 2015, Stream had $0.9 million outstanding under the Prepayment Agreement and no availability.

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

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of June 30, 2015, we had not recorded a contingent liability for this contingent consideration.

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

9. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.2 million and $0.3 million for awards of restricted stock units (“RSUs”) for the three months ended June 30, 2015 and 2014, respectively.  We recorded share-based compensation expense of $0.5 million and $0.7 million for awards of RSUs for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, we had approximately $1.3 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and six months ended June 30, 2015 and 2014 equals net income (loss) divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs.  For the three and six months ended June 30, 2015 and 2014, there were no dilutive securities included in the calculation of diluted earnings per share.  The computation of diluted earnings per common share excluded 8.9 million and 8.7 million anti-dilutive common share equivalents from the three and six months ended June 30, 2015, respectively.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net (loss) income from continuing operations	$(7,250)	$1,437	$(12,744)	$5,430
Net loss from discontinued operations	$–	$–	$–	$(20)
Basic net (loss) income per common share:
Shares:
Weighted average common shares outstanding	40,973	37,411	40,870	37,402
Basic net (loss) income per common share:
Continuing operations	$(0.18)	$0.04	$(0.31)	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted net (loss) income per common share:
Shares:
Weighted average common shares outstanding	40,973	37,411	40,870	37,402
Diluted net (loss) income per common share:
Continuing operations	$(0.18)	$0.04	$(0.31)	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Warrants

On April 24, 2015, we issued 233,333 common share purchase warrants to Mr. Mitchell and certain other related parties as shareholders of Gundem, as consideration for the pledge of the Gundem resort in exchange for an extension of the maturity of a credit agreement between TBNG and a Turkish bank (See Note 7).  The common share purchase warrants have an exercise price of $5.65 per share, expire 18 months from the date of the release of the pledge on the Gundem resort and were immediately exercisable.  The fair value of the warrants was determined using the Black-Scholes model.  During the three and six months ended June 30, 2015, we incurred $0.3 million of compensation expense for these warrants.

10. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have three reportable geographic segments: Turkey, Bulgaria and Albania. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Albania	Total
	(in thousands)
For the three months ended June 30, 2015
Total revenues	$-	$25,053	$-	$3,437	$28,490
Income (loss) from continuing operations before income taxes	(5,737)	4,970	(3,866)	(1,803)	(6,436)
Capital expenditures	$108	$4,418	$-	$6,332	$10,858
For the three months ended June 30, 2014
Total revenues	$-	$41,051	$10	$-	$41,061
Income (loss) from continuing operations before income taxes	(3,082)	5,819	(73)	-	2,664
Capital expenditures	$64	$27,540	$334	$-	$27,938
For the six months ended June 30, 2015
Total revenues	$-	$50,810	$-	$4,676	$55,486
Income (loss) from continuing operations before income taxes	(12,782)	9,177	(3,967)	(2,836)	(10,408)
Capital expenditures	$163	$10,776	$41	$7,780	$18,760
For the six months ended June 30, 2014
Total revenues	$-	$74,690	$17	$-	$74,707
Income (loss) from continuing operations before income taxes	(6,902)	13,319	2,290	-	8,707
Capital expenditures	$233	$49,321	$1,375	$-	$50,929
Segment assets(1)
June 30, 2015	$24,841	$303,346	$627	$134,856	$463,670
December 31, 2014	$51,919	$363,162	$4,675	$126,619	$546,375
Goodwill
June 30, 2015	$-	$5,987	$-	$-	$5,987
December 31, 2014	$-	$6,935	$-	$-	$6,935

(1)	Excludes assets held for sale from our discontinued Moroccan operations of $27,000 and $28,000 at June 30, 2015 and December 31, 2014, respectively.

11. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at June 30, 2015 and December 31, 2014, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility, Term Loan Facility and Prepayment Agreement.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Canadian Dollar, Bulgarian Lev, European Union Euro, Romanian New Leu, Moroccan Dirham, Albanian Lek, and Turkish New Lira (“TRY”). We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At June 30, 2015, we had 22.3 million TRY (approximately $8.3 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At June 30, 2015 and December 31, 2014, we were a party to commodity derivative contracts (see Note 6).

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

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of June 30, 2015:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Commodity derivative contracts	$–	$24,876	$–	$24,876
Total	$–	$24,876	$–	$24,876

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

12. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	June 30,	December 31,
	2015	2014
	(in thousands)
Related party accounts receivable:
Viking International master services agreement	$425	$355
Riata Management service agreement	129	159
Dalea promissory note	–	88
Total related party accounts receivable	$554	$602
Related party accounts payable:
Viking International master services agreement	$8,869	$16,754
Interest payable on Convertible Notes	1,887	-
Riata Management service agreement	526	1,734
Total related party accounts payable	$11,282	$18,488

Equity transactions

On April 24, 2015, we issued 233,333 common share purchase warrants to Mr. Mitchell and certain other related parties as shareholders of Gundem, as consideration for the pledge of the Gundem resort in exchange for an extension of the maturity of a credit agreement between TBNG and a Turkish bank (See Note 7).  The common share purchase warrants have an exercise price of $5.65 per share, expire 18 months from the date of the release of the pledge on the Gundem resort and were immediately exercisable.  The fair value of the warrants was determined using the Black-Scholes model.  During the three and six months ended June 30, 2015, we incurred $0.3 million of compensation expense for these warrants.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of June 30, 2015, we held interests in approximately 1.8 million net acres of developed and undeveloped oil and natural gas properties in Turkey, Albania and Bulgaria. As of August 3, 2015, approximately 40% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

Decline in Oil Prices

As a result of the decline in prices for Brent crude since December 2014, we have reduced our planned capital expenditures and deferred a significant amount of our planned exploration and development until prices for Brent crude improve. In order to mitigate the impact of reduced prices on our 2015 cash flows and liquidity, we have implemented cost reduction measures and will continue to implement cost-cutting initiatives to reduce our operating costs and general and administrative expenses.

During the first half of 2015, we have undertaken significant cost saving efforts including staff reductions, office relocations, negotiations of exploration and development expenses and operating cost reductions with several key vendors and optimization of well designs. We believe this strategy will allow us to preserve our liquidity in order to execute the remainder of our 2015 development program and continue to meet our contractual obligations.  Additionally, at current Brent crude prices, our current hedge positions provide additional liquidity on a monthly recurring basis.

Notwithstanding these measures, there remain risks and uncertainties that could negatively impact our results of operations and financial condition. For example, reductions in our borrowing capacity as a result of a redetermination to our borrowing base could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by the recent decline or any further declines in oil prices. The next borrowing base redetermination is October 1, 2015.

Financial and Operational Performance Highlights

Highlights of our financial and operational performance for the second quarter of 2015 include:

•	We reported a $7.3 million net loss from continuing operations for the three months ended June 30, 2015. This includes a $3.3 million loss on our commodity derivative contracts.
•	We derived 81% of our oil and natural gas revenues from the production of oil and 19% from the production of natural gas during the three months ended June 30, 2015.
•

Total oil and natural gas sales revenues decreased 30.9% to $28.0 million for the quarter ended June 30, 2015 from $40.4 million in the same period in 2014. The decrease was primarily the result of a $36.50 decrease in the average price received per barrel of oil equivalent (“Boe”).  This decrease was partially offset by an increase in sales volumes of 79 thousand Boe (“Mboe”) or 17.4%.

•	For the quarter ended June 30, 2015, we incurred $10.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $28.7 million for the quarter ended June 30, 2014.
•

As of June 30, 2015, we had $111.4 million in long-term debt and $31.6 million in short-term debt, as compared to $106.0 million in long-term debt and $52.6 million in short-term debt as of December 31, 2014.

Second Quarter 2015 Operational Update

During the second quarter of 2015, we further developed our oil fields in southeastern Turkey and began a workover program in the Albanian oil fields we acquired in late 2014. In Southeast Turkey, we commenced drilling the Bahar-9 well, which reached total depth early in the third quarter of 2015, and drilled the South Goksu-1 well. We briefly resumed drilling on the Delvina-34H1 well in Albania during the second quarter of 2015.  During July 2015, we suspended drilling the Delvina-34H1 well and released the rig.  The following summarizes our operations by location during the second quarter of 2015:

Turkey-Southeast

Selmo. We continued our secondary recovery program and plan to convert several additional wells to injection during the remainder of 2015.  To date we have added approximately 200 barrels of incremental oil production per day (“bbl/d”) above the established decline curve.

Molla. We drilled the South Goksu-1 well to a total depth of 5,900 feet and top set the Mardin formation.  We will finish testing the well in the second half of 2015.  We also reached total vertical depth of approximately 10,900 feet on the Bahar-9 well and will commence the completion in the third quarter of 2015. Log analysis indicates prospective pay as projected.

We attempted to complete the Pinar-1 well; however, due to irretrievable stuck casing issues, the well will be sidetracked at about 7,900 feet and the bottom 2,000 feet of the well will be re-drilled.

Turkey-Northwest

Thrace Basin. We did not engage in any new drilling activities during the second quarter of 2015, but plan to resume drilling and workover activity in the third quarter of 2015.

Albania

We commenced a workover program late in the second quarter of 2015 with the installation of 13 new pumps in our three oil fields.  We have seen positive results to date from the installation of these pumps.

We resumed drilling the Delvina-34H1 well in the second quarter of 2015. During July 2015, we suspended drilling the well and released the rig.

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

Operate Within Existing Cash Flows and Maintain Core Acreage. With the dramatic decline in oil prices, we are cutting our overhead and capital expenditures in an effort to operate within existing cash flow. In the first half of 2015, we drilled the South Goksu-1 obligation well and the Bahar-9 well. Notwithstanding the decline in oil prices, we plan to drill several more wells on the Bahar structure and 1.5 net remaining obligation wells during the remainder of 2015.

Increase Reserves and Production. Once oil prices stabilize and begin to recover, we plan to resume more robust investing in exploration and development to increase our oil and natural gas reserves and production in Turkey on our Arpatepe, Molla, Selmo and Thrace Basin exploration licenses and production leases, including the application of 3D seismic, horizontal drilling, fracture stimulation and enhanced oil recovery techniques. We plan to revitalize our oilfields in Albania through well recompletions and reactivations, enlarging and lowering pumps and expanding waterfloods. We may also deepen and core several oil wells to better measure oil saturations and understand the potential of the oilfields.

Utilize New 3D Seismic Data to Improve Well Targeting. For the year ended December 31, 2014, we spent $3.7 million finalizing our 3D seismic survey over areas of Turkey where 3D seismic data did not previously exist. We received the processed data in the third quarter of 2014 and drilled several wells in the fourth quarter of 2014 and first half of 2015 based on the 3D seismic data, all resulting in successful wells, which are either producing or expected to be productive.

Expand the Use of Horizontal Drilling. During 2014, we extensively used horizontal drilling techniques on our wells in the Selmo field to more effectively extract hydrocarbons and increase our returns on invested capital. We expect to continue using horizontal drilling techniques in the Selmo and Bahar fields.

Further Optimize Fracture Stimulation Program. In 2013 and 2014, we expanded our use of hydraulic fracturing technology to complete otherwise low permeability formations in Turkey. The evolution of fracturing fluids and stimulation designs has yielded positive results in southeastern Turkey. In the second half of 2015, we plan to continue optimizing our hydraulic fracturing techniques through the use of micro-seismic technology to improve well performance and economics.

Pursue Other Growth or Financing Opportunities. In addition to growing our reserves and production through exploration and development of our substantial acreage in Turkey and Albania, we continually evaluate acquisition, joint venture and farm-in/out opportunities.  We continue to pursue securing joint venture partners on our properties in the Thrace Basin and Southwestern Turkey.  The recent decline in oil prices and deterioration in general market conditions has made completing transactions more difficult, particularly on our planned timeline.   We are focused on both strengthening our positions in Turkey and Albania as well as identifying opportunities in new countries, as we did in 2014 with our acquisition of Stream Oil & Gas, Ltd., a corporation existing under the laws of British Columbia (“Stream”).

Planned Operations

We currently plan to execute the following drilling and exploration activities during the remainder of 2015:

Turkey. We plan to drill several more wells on the Bahar structure and 1.5 net remaining obligation wells during the remainder of 2015. Depending upon oil pricing, we plan to continue drilling in Southeast Turkey. We plan to sidetrack the Pinar-1 well during the second half of 2015.

Albania. We plan to continue workover programs and facilities upgrades.

Discontinued Operations in Morocco

In June 2011, we decided to discontinue our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for the three and six months ended June 30, 2015 and June 30, 2014.

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

Results of Operations—Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Our results of operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June,		Change
	2015	2014	2015-2014
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	421	318	103
Natural gas (Mmcf)	676	821	(145)
Total production (Mboe)	534	455	79
Average daily sales volumes (Boepd)	5,868	5,000	868
Average prices:
Oil (per Bbl)	$53.81	$104.53	$(50.72)
Natural gas (per Mcf)	$7.84	$8.77	$(0.93)
Oil equivalent (per Boe)	$52.38	$88.88	$(36.50)
Revenues:
Oil and natural gas sales	$27,950	$40,441	$(12,491)
Sales of purchased natural gas	490	491	(1)
Other	50	129	(79)
Total revenues	28,490	41,061	(12,571)
Costs and expenses:
Production	6,760	4,666	2,094
Exploration, abandonment and impairment	4,093	3,775	318
Cost of purchased natural gas	469	440	29
Seismic and other exploration	93	892	(799)
General and administrative	7,844	7,460	384
Depletion	8,907	12,022	(3,115)
Depreciation and amortization	684	566	118
Interest and other expense	3,673	1,769	1,904
Interest and other income	1,168	327	841
Foreign exchange gain	147	2,494	(2,347)
Loss on commodity derivative contracts:
Cash settlements on commodity derivative contracts	2,864	(1,781)	4,645
Change in fair value on commodity derivative contracts	(6,138)	(7,741)	1,603
Total loss on commodity derivative contracts	(3,274)	(9,522)	6,248
Oil and natural gas costs per Boe:
Production	$11.42	$8.98	$2.44
Depletion	$15.04	$23.14	$(8.10)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $12.5 million to $28.0 million for the three months ended June 30, 2015, from $40.4 million realized in the same period in 2014. Of the decrease, $19.5 million was due to a decrease in the average realized price per Boe.  Our average price received decreased $36.50 per Boe to $52.38 per Boe for the three months ended June 30, 2015, from $88.88 per Boe for the same period in 2014. This decrease was partially offset by an increase in sales volumes of 79 Mboe, which resulted in higher revenues of $7.0 million. Sales volumes increased primarily on our southeast Turkey oil wells due to our successful horizontal drilling program in 2014 and increased as a result of the acquisition of our Albanian fields.

 Production. Production expenses for the three months ended June 30, 2015 increased to $6.8 million or $11.42 per Boe from $4.7 million or $8.98 per Boe for the same period in 2014. Our production expenses increased $3.4 million due to the addition of our operations in Albania.  This increase was partially offset by a decrease of $1.3 million in Turkey.  The decrease in Turkey was primarily due to fewer workovers, reduced headcount and successful cost cutting measures in our field operations during the three months ended June 30, 2015 as compared to the same period in 2014.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended June 30, 2015 increased $0.3 million to $4.1 million, from $3.8 million for the same period in 2014. During the three months ended

June 30, 2015, we wrote off one well for $3.7 million, as compared to the three months ended June 30, 2014, when we impaired one well for $3.5 million.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $0.1 million for the three months ended June 30, 2015, compared to $0.9 million for the same period in 2014. The decrease was primarily due to seismic acquisition activities conducted on our West Molla license during the three months ended June 30, 2014.

General and Administrative. General and administrative expense was $7.8 million for the three months ended June 30, 2015, compared to $7.5 million for the same period in 2014. Our general and administrative expenses increased $0.8 million due to the addition of our operations in Albania and $0.6 million due to severance and office relocation costs in Turkey.  This increase was partially offset by a decrease in office expenses of $0.5 million, travel costs of $0.1 million and our cost reduction efforts.

Depletion. Depletion decreased to $8.9 million or $15.04 per Boe for the three months ended June 30, 2015, compared to $12.0 million or $23.14 per Boe for the same period of 2014. The decrease was primarily due to fewer additions to proved properties during the three months ended June 30, 2015 as compared to the same period in 2014 and an increase in proved reserves at June 30, 2015 as compared to June 30, 2014.  This was partially offset by an increase of $0.6 million due to the addition of our operations in Albania.

Interest and Other Expense. Interest and other expense increased to $3.7 million for the three months ended June 30, 2015, compared to $1.8 million for the same period in 2014. The increase was primarily due to an increase in our average level of debt outstanding during the three months ended June 30, 2015 as compared to the same period in 2014.  At June 30, 2015, we had $143.0 million of total debt outstanding, as compared to $88.1 million at June 30, 2014.

Interest and Other Income. Interest and other income increased to $1.2 million for the three months ended June 30, 2015, as compared to $0.3 million for the same period in 2014. The increase was primarily due to negotiated reductions of our outstanding payables with several vendors.

Foreign Exchange Gain. We recorded a foreign exchange gain of $0.1 million during the three months ended June 30, 2015, as compared to a gain of $2.5 million in the same period in 2014. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The decrease in foreign exchange gain for the three months ended June 30, 2015 was due to a 2.9% decrease in the value of the TRY compared to the U.S. Dollar, versus a 3.0% increase in the value of the TRY for the three months ended June 30, 2014.  The TRY devaluation was offset by an increase in the value of the U.S. Dollar compared to the Albanian LEK (“LEK”) during the three months ended June 30, 2015.

Loss on Commodity Derivative Contracts. During the three months ended June 30, 2015, we recorded a net loss on commodity derivative contracts of $3.3 million, as compared to a net loss of $9.5 million for the same period in 2014. During the three months ended June 30, 2015, we recorded a $6.1 million loss to mark our commodity derivative contracts to their fair value and a $2.9 million gain on settled contracts. During the same period in 2014, we recorded a $7.7 million loss to mark our derivative contracts to their fair value and a $1.8 million loss on settled contracts. We are required under our Senior Credit Facility (“Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”) to hedge at least 30% of our anticipated oil production volumes in our oil fields in Turkey.

Other Comprehensive (Loss) Income. We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the three months ended June 30, 2015 increased to a loss of $4.9 million from a gain of $5.1 million for the same period in 2014.  The increase in foreign translation loss in the three months ended June 30, 2015 was due to a 2.9% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 3.0% increase in the value of the TRY for the three months ended June 30, 2014.

Results of Operations—Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Our results of operations for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,		Change
	2015	2014	2015-2014
	(in thousands of U.S. Dollars, except per unit amounts and volumes)
Sales volumes:
Oil (Mbbl)	831	578	253
Natural gas (Mmcf)	1,410	1,755	(345)
Total production (Mboe)	1,066	871	195
Average daily sales volumes (Boepd)	5,891	4,812	1,079
Average prices:
Oil (per Bbl)	$51.98	$101.06	$(49.08)
Natural gas (per Mcf)	$8.08	$8.52	$(0.44)
Oil equivalent (per Boe)	$51.21	$84.30	$(33.09)
Revenues:
Oil and natural gas sales	$54,597	$73,425	$(18,828)
Sales of purchased natural gas	788	1,036	(248)
Other	101	246	(145)
Total Revenues	55,486	74,707	(19,221)
Costs and expenses:
Production	12,689	8,797	3,892
Exploration, abandonment and impairment	4,440	7,916	(3,476)
Cost of purchased natural gas	735	925	(190)
Seismic and other exploration	151	4,186	(4,035)
Revaluation of contingent consideration	-	(2,500)	2,500
General and administrative	16,463	14,012	2,451
Depletion	19,846	21,581	(1,735)
Depreciation and amortization	1,323	1,097	226
Interest and other expense	6,983	2,972	4,011
Interest and other income	1,821	600	1,221
Foreign exchange (loss) gain	(5,001)	1,150	(6,151)
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	7,248	(2,533)	9,781
Change in fair value on commodity derivative contracts	(6,710)	(6,027)	(683)
Total gain (loss) on commodity derivative contracts	538	(8,560)	9,098
Oil and natural gas costs per Boe:
Production	$10.40	$8.85	$1.55
Depletion	$16.26	$21.71	$(5.45)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $18.8 million to $54.6 million for the six months ended June 30, 2015, from $73.4 million realized in the same period in 2014. Of this decrease, $35.2 million was due to a decrease in the average realized price per Boe.  Our average price received decreased $33.09 per Boe to $51.21 per Boe for the six months ended June 30, 2015, from $84.30 per Boe for the same period in 2014.  This was partially offset by an increase in sales volumes of 195 Mboe, which resulted in higher revenues of $16.4 million.  Sales volumes increased primarily on our southeast Turkey oil wells due to our successful horizontal drilling campaign in 2014 and increased as a result of the acquisition of our Albanian fields.

Production. Production expenses for the six months ended June 30, 2015 increased to $12.7 million or $10.40 per Boe, from $8.8 million or $8.85 per Boe for the same period in 2014. Our production expenses increased $5.7 million due to the addition of our operations in Albania.  This increase was partially offset by a decrease of $1.8 million in Turkey.  The decrease in Turkey was primarily due to fewer workovers, reduced headcount and successful cost cutting measures in our field operations during the six months ended June 30, 2015 as compared to the same period in 2014.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the six months ended June 30, 2015 decreased approximately $3.5 million to $4.4 million, from $7.9 million for the same period in 2014. During the six months ended June 30, 2015, we wrote off one well for $3.7 million. During the six months ended June 30, 2014, we impaired two wells for $6.3 million.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $0.2 million for the six months ended June 30, 2015, as compared to $4.2 million for the same period in 2014. The decrease was primarily due to seismic acquisition activity conducted on our West Molla and Osmanli licenses during the six months ended June 30, 2014.

General and Administrative. General and administrative expense was $16.5 million for the six months ended June 30, 2015, as compared to $14.0 million for the same period in 2014.   Our general and administrative expenses increased $1.9 million due to the addition of our operations in Albania and $1.4 million due to severance and office relocation costs in Turkey.  This increase was partially offset by a decrease in office expenses of $0.6 million, travel costs of $0.1 million and our cost reduction efforts.

Depletion. Depletion decreased to $19.8 million or $16.26 per Boe for the six months ended June 30, 2015, compared to $21.6 million or $21.71 per Boe for the six months ended June 30, 2014. The decrease was primarily due to fewer additions to proved properties during the six months ended June 30, 2015 as compared to the same period in 2014, and an increase in proved reserves at June 30, 2015 compared to June 30, 2014.  This was partially offset by an increase of $1.2 million due to the addition of our operations in Albania.

Interest and Other Expense. Interest and other expense increased to $7.0 million for the six months ended June 30, 2015, as compared to $3.0 million for the same period in 2014. The increase was primarily due to an increase in our average level of debt outstanding during the six months ended June 30, 2015 as compared to the same period in 2014. At June 30, 2015, we had $143.0 million of total debt outstanding, compared to $88.1 million at June 30, 2014.

Interest and Other Income. Interest and other income increased to $1.8 million for the six months ended June 30, 2015, as compared to $0.6 million for the same period in 2014. The increase was primarily due to negotiated reductions of our outstanding payables with several vendors.

Foreign Exchange (Loss) Gain. We recorded a foreign exchange loss of $5.0 million during the six months ended June 30, 2015, as compared to a gain of $1.2 million in the same period of 2014. The change in foreign exchange was primarily unrealized (non-cash) in nature and resulted from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The increase in foreign exchange loss during the six months ended June 30, 2015 was due to a 15.8% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 0.5% increase in the value of the TRY compared to the U.S. Dollar for the same period in 2014.

Gain (Loss) on Commodity Derivative Contracts. During the six months ended June 30, 2015, we recorded a net gain on commodity derivative contracts of $0.5 million, compared to a net loss of $8.6 million for the same period in 2014. During the six months ended June 30, 2015, we recorded a $6.7 million loss to mark our commodity derivatives to their fair value and a $7.2 million gain on settled contracts. During the same period in 2014, we recorded a $6.0 million loss to mark our commodity derivatives to their fair value and a $2.5 million loss on settled contracts. We are required under our Senior Credit Facility to hedge at least 30% of our anticipated oil production volumes in our oil fields in Turkey.

Other Comprehensive (Loss) Income. We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the six months ended June 30, 2015 increased to a loss of $28.5 million from a gain of $1.8 million for the same period in 2014.  The increase in foreign translation loss in the six months ended June 30, 2015 was due to a 15.8% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 0.5% increase in the value of the TRY as compared to the U.S. Dollar for the same period in 2014.

Capital Expenditures

For the quarter ended June 30, 2015, we incurred $10.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $28.7 million for the quarter ended June 30, 2014.  The decrease was due to our planned reduction in our capital expenditures during the quarter ended June 30, 2015.

We expect our net field capital expenditures for the remainder of 2015 to range between $15.0 million and $25.0 million. We expect cash on hand and cash flow from operations will be sufficient to fund our remaining 2015 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2015 capital expenditure budget is subject to change.

Liquidity and Capital Resources

Our primary sources of liquidity for the second quarter of 2015 were our cash and cash equivalents, cash flow from operations and borrowings under our Senior Credit Facility. At June 30, 2015, we had cash and cash equivalents of $19.3 million, $111.4 million in long-term debt, $31.6 million in short-term debt and a working capital deficit of $32.3 million, compared to cash and cash equivalents of $35.1 million, $106.0 million in long-term debt, $52.6 million in short-term debt and working capital deficit of $42.1 million at December 31, 2014.  Cash provided by operating activities from continuing operations for the six months ended June 30, 2015 was $21.8 million, compared to cash provided by operating activities from continuing operations of $41.5 million for the six months ended June 30, 2014. The decrease is primarily due to a decrease in oil revenues.

Cash used in investing activities from continuing operations for the six months ended June 30, 2015 decreased to $20.4 million, compared to cash used in investing activities from continuing operations of $65.6 million for the six months ended June 30, 2014, due primarily to a decrease in drilling operations due to the low commodity price environment.  Additionally, cash used in financing activities from continuing operations was $15.9 million for the six months ended June 30, 2015, as compared to cash provided by financing activities from continuing operations of $16.0 million for the six months ended June 30, 2014 as a result of $18.5 million of lower borrowings and $15.3 million of higher debt repayments.

As a result of the decline in prices for Brent crude since December 2014, we have reduced our planned capital expenditures and deferred a significant amount of our planned exploration and development until prices for Brent crude improve. In order to mitigate the impact of reduced prices on our 2015 cash flows and liquidity, we have implemented cost reduction measures and will continue to implement cost-cutting initiatives to reduce our operating costs and general and administrative expenses.

During the first half of 2015, we have undertaken significant cost saving efforts including staff reductions, office relocations, negotiations of exploration and development expenses and operating cost reductions with several key vendors and optimization of well designs. We believe this strategy will allow us to preserve our liquidity in order to execute the remainder of our 2015 development program and continue to meet our contractual obligations.  Additionally, at current Brent crude prices, our current hedge positions provide additional liquidity on a monthly recurring basis.

Notwithstanding these measures, there remain risks and uncertainties that could negatively impact our results of operations and financial condition. For example, reductions in our borrowing capacity as a result of a redetermination to our borrowing base could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by the recent decline or any further declines in oil prices. The next borrowing base redetermination is October 1, 2015.

As of June 30, 2015, the outstanding principal amount of our debt was $143.0 million. In addition to cash, cash equivalents and cash flow from operations, at June 30, 2015, we had a Senior Credit Facility, a credit facility with a Turkish bank, convertible notes, a term loan facility and a prepayment agreement, all of which are discussed below.

Senior Credit Facility. On May 6, 2014, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd. (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Amity Oil International Pty. Ltd., (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”) (collectively the “Borrowers”) entered into the Senior Credit Facility with BNP Paribas and the IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide (each, a “Guarantor”).  As of June 30, 2015, we had borrowings of $67.0 million, bearing interest at a rate of 5.28% per annum.  Pursuant to the terms of the Senior Credit Facility, the borrowing base resets on the first day of each fiscal quarter.  As of July 1, 2015, the borrowing base was reset to $70.8 million, and we had $3.8 million of availability under the Senior Credit Facility.  At June 30, 2015, we were in compliance with all covenants under the Senior Credit Facility.

TBNG Credit Facility. Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) has a fully drawn credit facility with a Turkish bank. During the first quarter of 2015, the facility was amended and now bears interest at a rate of 5.9% per annum and is due in monthly principal installments of $1.3 million each, ending April 4, 2016. The facility may be prepaid without penalty. The facility is secured by a lien on a hotel owned by Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At June 30, 2015, TBNG owed $13.0 million under the credit facility and had no availability.

Convertible Notes.  At June 30, 2015, we sold $55.0 million aggregate principal amount of 13.0% convertible notes due 2017 (the “Convertible Notes”).  The Convertible Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).  The Convertible Notes bear interest at an annual rate of 13.0% per annum.  Interest is payable semi-annually, in arrears, on January 1 and July 1 of each year, commencing on July 1, 2015.  The Convertible Notes mature on July 1, 2017, unless earlier redeemed or converted.  The Convertible Notes are convertible, at the election of a holder, any time after July 1, 2015, into our common shares at a conversion price of $6.80 per share.

Term Loan Facility. On September 17, 2014, Stream Oil & Gas Ltd., a Cayman Islands corporation (“Stream Sub”), a subsidiary of Stream, entered into a term loan facility (the “Term Loan Facility”) with Raiffeisen Bank Sh.A (“Raiffeisen”).  The Term Loan Facility matures on December 31, 2016 and bears interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. Stream Sub is required to repay $1.0 million each quarter on the last business day of each of March, June, September and December. The loan is guaranteed by Stream.  Stream Sub may prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility is secured by substantially all of the assets of Stream Sub.  As of June 30, 2015, we had $7.1 million outstanding under the Term Loan Facility bearing interest at a rate of 7.0% per annum and no availability.  At June 30, 2015, we were not in compliance with certain conditions subsequent set forth in Section 4 of the Term Loan Facility, including the delivery to Raiffeisen of a copy of an agreement between Albpetrol Sh. A and ourselves concerning postponement of certain capital expenditures. Raiffeisen has granted us a waiver on this requirement until September 30, 2015.

Prepayment Agreement. In April 2013, Stream and Stream Sub entered into the prepayment agreement (the “Prepayment Agreement”) with Trafigura PTE Ltd (“Trafigura”). In October 2013, Stream received a $7.0 million prepayment under the Prepayment Agreement. No further prepayment requests can be made under the Prepayment Agreement. The prepayment is to be repaid by Stream’s delivery of oil to Trafigura in accordance with an oil sales contract between Stream and Trafigura and bears interest at a rate equal to LIBOR plus 6%. Stream must repay the prepayment at the times and in the quantities as set out in the oil sales contract, and all amounts must be repaid on or before August 31, 2015.  At June 30, 2015, we had $0.9 million outstanding under the Prepayment Agreement bearing interest at a rate of 6.2% per annum and no availability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our derivative contracts may expose us to credit risk in the event of nonperformance by our counterparty. As of June 30, 2015, one of the lenders under our Senior Credit Facility is a counterparty to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty.

During the second quarter of 2015, there were no material changes in market risk exposures or their management that would affect the Quantitative or Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  The following tables set forth our outstanding derivatives contracts, which are settled based on Brent crude oil pricing, with respect to future crude oil production as of June 30, 2015:

Fair Value of Derivative Instruments as of June 30, 2015

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
					(in thousands)
Collar	July 1, 2015—December 31, 2015	3,210	$73.83	$80.80	$6,090
Collar	January 1, 2016—December 31, 2016	1,344	$66.50	$70.00	$325
					$6,415

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$7,273
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	5,653
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	4,516
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	1,019
						$18,461

Item 4.	Controls and Procedures

Acquisition of Stream

In November 2014, we acquired Stream.  For purposes of determining the effectiveness of our disclosure controls and procedures, management has excluded the internal control over financial reporting of Stream from its evaluation.  The acquired business represented approximately 28.8% of our consolidated total assets at June 30, 2015 and 25.0% of our consolidated net loss for the three months ended June 30, 2015.

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

As of June 30, 2015, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

Excluding Stream, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2015, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors

During the second quarter of 2015, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” in our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

Continued depressed or further declining oil and natural gas prices may significantly adversely affect our results of operations, financial condition or ability to meet our capital expenditure obligations and financial commitments.

Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Oil prices have declined substantially since mid-2014 and have experienced significant volatility during the first six months of 2015. The market price of Brent crude oil has decreased approximately 50% since June 2014 as a result of market uncertainties over the supply and demand of oil due to increased production in certain regions, decisions made by OPEC, the current state of the global economy and concerns over future global oil demand.  Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.

Continued depressed oil prices or a further decrease in oil or natural gas prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable, make some wells uneconomical to drill or operate, reduce our ability to develop our properties, reduce our ability to offset the natural decline in production from producing wells through new development and may result in charges to earnings for impairment of the value of these assets. The recent substantial decline in oil prices may also adversely impact the ultimate development of the quantity of reserves that we reported at December 31, 2014.  If oil or natural gas prices continue to be depressed or further decline in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. In addition, reductions in our borrowing capacity under the Senior Credit Facility as a result of a redetermination to our borrowing base could have an impact on capital resources and liquidity.  The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by the recent decline or any further declines in oil prices.  If our borrowing base is reduced, we could be required to repay a portion of our borrowings under the Senior Credit Facility.  The next borrowing base redetermination is October 1, 2015.

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

Our businesses, results of operations, future rate of growth and quantities of reserves that are commercially recoverable depend heavily on the prices we receive for oil sales. No assurance can be given that current or future oil prices will be at levels which enable us to do business profitably or at levels that make it economically viable to produce from certain wells. Continued depressed oil prices or a further decline in oil or natural gas prices may have a material adverse effect on our business, financial condition and results of operations.

Acts of violence, terrorist attacks or civil unrest in southeastern Turkey and nearby countries could adversely affect our business.

During 2014 and the first six months of 2015, we derived 78.6% and 67.8%, respectively, of our oil production from the Selmo oil field in southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq and Syria have experienced political, social, security and economic problems, terrorist attacks, insurgencies, war and civil unrest. Since

December 2010, political instability has increased markedly in a number of countries in the Middle East and North Africa. As a result of the civil war in Syria, hundreds of thousands of Syrian refugees have fled to Turkey and more can be expected to cross the border as the conflict continues. Moreover, tensions between Turkey and Syria have escalated.

The current conflict with the terrorist group Islamic State in Iraq and Syria (“ISIS”), as well as tension in and involving the Kurdish regions of northern Iraq, which are contiguous to the region where our southeast Turkey licenses are located, may have political, social or security implications in Turkey or otherwise have a negative impact on the Turkish economy. Stability and security in Iraq and Syria have deteriorated significantly due to the conflict with ISIS.

Turkey has also experienced problems with domestic terrorist and ethnic separatist groups. For example, Turkey has been in conflict for many years with the Kurdistan Workers’ Party (“PKK”), an organization that is listed as a terrorist organization by states and organizations, including Turkey, the European Union and the United States.

In response to escalating violence, the United States has increased military operations against ISIS. In addition, in response to recent attacks in Turkey by ISIS and PKK, Turkey has authorized military action, engaging in recent land and air strikes, against ISIS and PKK.  This instability has raised concerns regarding security in the region, including Turkey, and these situations may escalate in the future to more violent events.

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

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth our ratio of earnings to fixed charges for the six months ended June 30, 2015. You should read this ratio in connection with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.  Because we did not have preferred stock outstanding during this period, our ratio of earnings to combined fixed charges and preferred dividends for any given period is equivalent to our ratio of earnings to fixed charges.

Six
Months
Ended
June 30,
2015
Ratio of earnings to fixed charges	-
Deficiency of earnings to fixed charges (in thousands)	$14,081

For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income (loss) from continuing operations before income taxes plus fixed charges. “Fixed charges” includes interest expense, capitalized interest, amortization of discount and capitalized expenses related to indebtedness and the portion of rental expense that management believes is representative of the interest component of rental expense. The ratio of earnings to fixed charges presented in this Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be comparable to corresponding measures used in our various agreements, including the Senior Credit Facility.

PRICE RANGE OF OUR COMMON SHARES

Canada

Our Common Shares are traded in Canada on the Toronto Stock Exchange (the “TSX”) under the trading symbol “TNP”. The following table sets forth the quarterly high and low sales prices per Common Share in Canadian dollars on the TSX for the period indicated.

	High	Low
2015:
Second Quarter	$7.45	$6.15

United States

Our Common Shares are traded in the United States on the NYSE MKT under the trading symbol “TAT”. The following table sets forth the high and low sales price per Common Share in U.S. Dollars on the NYSE MKT for the period indicated.

	High	Low
2015:
Second Quarter	$6.09	$4.88

Item 6.	Exhibits

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

Date: August 6, 2015

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