Form 10-Q
period 2015-09-30
TRANSATLANTIC PETROLEUM LTD.
filed 2015-11-05
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 4, 2015, the registrant had 41,011,990 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,576	$35,132
Accounts receivable, net
Oil and natural gas sales	18,816	29,673
Joint interest and other	6,860	19,918
Related party	879	602
Prepaid and other current assets	9,620	8,930
Deferred income taxes	395	329
Derivative asset	15,853	12,518
Assets held for sale	27	28
Total current assets	63,026	107,130
Property and equipment:
Oil and natural gas properties (successful efforts methods)
Proved	343,289	424,031
Unproved	55,454	65,438
Equipment and other property	39,117	42,343
	437,860	531,812
Less accumulated depreciation, depletion and amortization	(134,607)	(141,977)
Property and equipment, net	303,253	389,835
Other long-term assets:
Other assets	9,630	10,753
Note receivable - related party	11,500	11,500
Derivative asset	15,184	19,069
Deferred income taxes	1,039	1,181
Goodwill	5,284	6,935
Total other assets	42,637	49,438
Total assets	$408,916	$546,403

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,762	$39,407
Accounts payable - related party	9,146	18,488
Accrued liabilities	23,477	31,238
Deferred income taxes	2,611	2,138
Asset retirement obligations	235	323
Loans payable	32,001	45,806
Loans payable - related party	–	6,800
Liabilities held for sale	6,506	6,928
Total current liabilities	96,738	151,128
Long-term liabilities:
Asset retirement obligations	9,044	11,053
Accrued liabilities	11,317	12,336
Deferred income taxes	48,585	54,430
Loans payable	76,849	85,192
Loans payable - related party	20,800	20,800
Total long-term liabilities	166,595	183,811
Total liabilities	263,333	334,939
Commitments and contingencies
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 41,010,133 shares and 40,708,120 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4,101	4,071
Treasury stock	(943)	–
Additional paid-in-capital	569,020	571,150
Accumulated other comprehensive loss	(129,589)	(79,310)
Accumulated deficit	(297,006)	(284,447)
Total shareholders' equity	145,583	211,464
Total liabilities and shareholders' equity	$408,916	$546,403

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Oil and natural gas sales	$19,421	$35,537	$74,018	$108,962
Sales of purchased natural gas	756	397	1,544	1,433
Other	38	143	139	389
Total revenues	20,215	36,077	75,701	110,784
Costs and expenses:
Production	5,630	4,521	18,319	13,318
Transportation costs	95	-	499	-
Exploration, abandonment and impairment	17,312	582	21,752	8,498
Cost of purchased natural gas	668	342	1,403	1,267
Seismic and other exploration	179	29	330	4,215
Revaluation of contingent consideration	-	-	-	(2,500)
General and administrative	7,095	6,648	23,558	20,660
Depreciation, depletion and amortization	8,586	14,026	29,755	36,704
Accretion of asset retirement obligations	103	103	321	307
Total costs and expenses	39,668	26,251	95,937	82,469
Operating (loss) income	(19,453)	9,826	(20,236)	28,315
Other income (expense):
Interest and other expense	(3,317)	(1,440)	(10,300)	(4,412)
Interest and other income	332	252	2,153	852
Gain on commodity derivative contracts	24,892	10,993	25,430	2,433
Foreign exchange loss	(1,006)	(6,542)	(6,007)	(5,392)
Total other income (expense)	20,901	3,263	11,276	(6,519)
Income (loss) from continuing operations before income taxes	1,448	13,089	(8,960)	21,796
Income tax expense	(1,263)	(4,776)	(3,599)	(8,053)
Net income (loss) from continuing operations	185	8,313	(12,559)	13,743
Net loss from discontinued operations	-	-	-	(20)
Net income (loss)	$185	$8,313	$(12,559)	$13,723
Other comprehensive (loss) income:
Foreign currency translation adjustment	(21,743)	(12,656)	(50,279)	(10,859)
Comprehensive (loss) income	$(21,558)	$(4,343)	$(62,838)	$2,864

Net income (loss) per common share
Basic net income (loss) per common share
Continuing operations	$0.00	$0.22	$(0.31)	$0.37
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding	40,943	37,483	40,895	37,429
Diluted net (loss) income per common share
Continuing operations	$0.00	$0.22	$(0.31)	$0.37
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average common and common equivalent shares outstanding	40,956	37,607	40,895	37,574

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares ($)	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	40,708	-	233	$4,071	$-	$571,150	$(79,310)	$(284,447)	$211,464
Issuance of warrants	-	-	466	-	-	-	-	-	-
Contingent payment event	-	-	-	-	-	(4,188)	-	-	(4,188)
Issuance of restricted stock units	302	-	-	30	-	1,107	-	-	1,137
Tax withholding on restricted stock units	-	-	-	-	-	(383)	-	-	(383)
Repurchase of treasury stock	-	323	-	-	(943)	-	-	-	(943)
Share-based compensation	-	-	-	-	-	1,334	-	-	1,334
Foreign currency translation adjustment	-	-	-	-	-	-	(50,279)	-	(50,279)
Net loss	-	-	-	-	-	-	-	(12,559)	(12,559)
Balance at September 30, 2015	41,010	323	699	$4,101	$(943)	$569,020	$(129,589)	$(297,006)	$145,583

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net (loss) income	$(12,559)	$13,723
Adjustment for net loss from discontinued operations	–	20
Net (loss) income from continuing operations	(12,559)	13,743
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,334	957
Foreign currency loss	7,026	5,224
(Gain) loss on commodity derivative contracts	(25,430)	(2,433)
Cash settlement on commodity derivative contracts	27,560	(3,559)
Amortization on loan financing costs	684	894
Bad debt expense	1,820	–
Deferred income tax (benefit) expense	488	6,855
Exploration, abandonment and impairment	21,752	8,498
Depreciation, depletion and amortization	29,755	36,704
Accretion of asset retirement obligations	321	307
Derivative put costs	(1,580)	–
Vendor settlements	(1,731)	–
Revaluation of contingency consideration	–	(2,500)
Changes in operating assets and liabilities:
Accounts receivable	11,080	583
Prepaid expenses and other assets	(2,207)	2,934
Accounts payable and accrued liabilities	(20,151)	1,974
Net cash provided by operating activities from continuing operations	38,162	70,181
Net cash used in operating activities from discontinued operations	–	(63)
Net cash provided by operating activities	38,162	70,118
Investing activities:
Additions to oil and natural gas properties	(27,970)	(88,508)
Additions to equipment and other properties	(5,143)	(4,653)
Restricted cash	(198)	–
Net cash used in investing activities from continuing operations	(33,311)	(93,161)
Net cash provided by investing activities from discontinued operations	–	500
Net cash used in investing activities	(33,311)	(92,661)
Financing activities:
Tax withholding on restricted share units	(383)	(68)
Treasury stock repurchases	(943)	–
Loan proceeds	12,348	38,045
Loan repayment	(31,787)	(16,168)
Loan repayment - related party	(6,800)	–
Loan financing costs	(30)	(2,176)
Net cash (used in) provided by financing activities	(27,595)	19,633
Effect of exchange rate on cash flows and cash equivalents	(1,812)	(542)
Net decrease in cash and cash equivalents	(24,556)	(3,452)
Cash and cash equivalents, beginning of period	35,132	12,881
Cash and cash equivalents, end of period	$10,576	$9,429
Supplemental disclosures:
Cash paid for interest	$7,318	$2,546
Cash paid for taxes	$2,481	$–
Supplemental non-cash financing activities:
Repayment of the Prepayment Agreement	$2,739	$–
Contigent payment event	$(4,188)	$–
Repayment of Senior Credit Facility from refinancing	$–	$49,766

The accompanying notes are an integral part of these consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey, Albania and Bulgaria. As of November 4, 2015, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with three operating segments – Turkey, Bulgaria and Albania. Its assets consist of its ownership interests in subsidiaries that primarily own:

•	assets in Turkey;
•	assets in Albania that were acquired in November 2014; and
•	assets in Bulgaria.

On a consolidated basis, as of September 30, 2015, TransAtlantic had $129.7 million of indebtedness, not including $31.9 million of trade payables, as further described below.  Excluding its Albanian operations, TransAtlantic believes that its cash flow from operations will be sufficient to meet its normal operating requirements and to fund planned capital expenditures during the next 12 months.

Stream Liquidity Discussion

The operations of our Albania segment are conducted solely through a Cayman Island subsidiary of Stream Oil & Gas Ltd., which we purchased in November 2014 (including its subsidiaries, “Stream”).  Stream had $6.4 million of indebtedness, $21.2 million of trade payables and $10.9 million of other obligations as of September 30, 2015 and currently produces insufficient cash flow to fund its operations in Albania.

During the three and nine months ended September 30, 2015, Stream generated revenue of $1.9 million and $6.6 million, respectively.  During the three and nine months ended September 30, 2015, Stream incurred $13.6 million of exploration and impairment expenses and $1.5 million of bad debt expense. Additionally, during the three and nine months ended September 30, 2015, Stream incurred $0.4 million and $1.6 million of depletion expense, respectively.  All of these expenses were non-cash charges.  This resulted in Stream generating a net loss before income taxes of $16.8 million and $19.9 million for the three and nine months ended September 30, 2015, respectively.  We are considering strategic plans for deleveraging Stream and resolving its financial condition.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of liquidity and capital resources of TransAtlantic on a consolidated basis.  The following discusses Stream’s liquidity on a standalone basis.

In November 2014, we entered the Albanian market through our purchase of Stream (See Note 3, “Acquisitions”).  The Albanian assets owned by Stream require the investment of a significant amount of capital in order to increase production in Albania and increase cash flow.  However, our access to capital has been severely restricted due to the significant and continued decline in oil prices and the reluctance of credit and equity participants in energy markets due to the ongoing conflict and turmoil near Turkey in Syria and Iraq.  In addition, Stream has a history of, and has continued to experience, substantial net losses and operating losses.  Because of the foregoing, we do not currently expect that Stream’s cash flow from operations will be sufficient to fund its operations and repay its indebtedness and trade payables.   Further, due to restrictions in our senior secured credit agreement (“Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”), we have limited ability to use cash flow from our operations in Turkey to fund our operations in Albania.  We plan to pursue additional financing, or seek a refinancing, strategic transaction, sale of all or a portion of the assets (including operating control), joint venture or private restructuring or pursue a reorganization or liquidation of Stream under applicable governing laws.  As of September 30, 2015, Stream’s assets and liabilities were $117.1 million and $68.8 million, respectively.  In addition, a default by Stream on the payment of principal or interest on the term loan related to our Albanian operations could result in a cross-default under our Senior Credit Facility.  We currently believe we will be able to pay the principal and interest on this term loan when due.  We are currently working with BNP Paribas and IFC to eliminate any potential of a cross-default related to Stream’s indebtedness.

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

Decline in Oil Prices, Reduced Development Plan and Effect on Liquidity

As a result of the decline in prices for Brent crude since December 2014, we have reduced our planned capital expenditures and deferred a significant amount of our planned exploration and development until prices for Brent crude improve. In order to mitigate the impact of reduced prices on our 2015 cash flows and liquidity, we have implemented cost reduction measures and will continue to implement cost-cutting initiatives to reduce our operating costs and general and administrative expenses.  Our reduced development plan consists of maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations.

During the first three quarters of 2015, we have undertaken significant cost saving efforts including (i) staff reductions, (ii) office relocations, (iii) negotiations with several key vendors to reduce exploration and development expenses and operating costs, and (iv) optimization of well designs.  Additionally, at current Brent crude prices, our current hedge positions provide additional liquidity on a monthly recurring basis.  On September 14, 2015 and October 14, 2015, we unwound a combined total of two-thirds of the volume of our crude oil hedges for the periods September 14, 2015 through March 31, 2019 and October 14, 2015 through March 31, 2019, respectively, for total net proceeds of $25.8 million, which was used to pay down indebtedness under the Senior Credit Facility.

Notwithstanding these measures, there remain risks and uncertainties that could negatively impact our results of operations and financial condition. For example, reductions in our borrowing capacity under our Senior Credit Facility as a result of a redetermination to our borrowing base could have a material impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by the recent decline or any further declines in oil prices. The borrowing base redetermination is ongoing and we expect it to be completed by mid-November 2015. As of October 1, 2015, the borrowing base was $59.2 million.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), an amendment to ASC Subtopic 330-10.  The amendment states that entities should measure inventory at the lower of cost and net realizable value.  The amendment does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendment applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years.  We are currently assessing the potential impact of ASU 2015-11 on our consolidated financial statements and results of operations.

In September of 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. As of September 30, 2015, we adopted ASU 2015-16 and have disclosed adjustments to our provisional amounts in Note 3, “Acquisitions”.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Acquisitions

Stream

On November 18, 2014, we acquired Stream in exchange for (i) 3.2 million of our common shares issued at closing, and (ii) an additional 0.6 million of our common shares issuable if certain conditions were met on or before August 18, 2015 (at a deemed price of $7.41 per common share).  The conditions were not met within the prescribed period and, therefore, the Company did not pay the contingent consideration. We engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the acquisition.  We are still assessing the assets acquired and liabilities assumed.  Thus, the final determination of the value of assets acquired and liabilities assumed may result in adjustments to the values presented below. The following tables summarize the consideration paid in the acquisition and the preliminary amounts of assets acquired and liabilities assumed that have been recognized at the acquisition date:

(in thousands)
Consideration:
Issuance of 3,218,641 common shares	$23,850
Fair value of total consideration	$23,850
Acquisition-Related Costs:
Included in general and administrative expenses on our consolidated statements of comprehensive income (loss) for the year ended December 31, 2014	$1,129

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:
Assets:
Cash	$66
Accounts receivable	6,672
Other current assets	1,418
Total current assets	8,156
Oil and natural gas properties:
Proved properties	99,927
Unproved properties	7,883
Equipment and other property	2,386
Total oil and natural gas properties and other equipment	110,196
Total assets	$118,352
Liabilities:
Accounts payable	20,673
Accounts payable - related party	2,820
Other current liabilities	8,424
Viking International note - related party	6,800
Loans payable - current	11,732
Other non-current liabilities	5,036
Loans payable - non-current	6,123
Asset retirement obligations	827
Deferred income taxes	32,067
Total liabilities	94,502
Total identifiable net assets	$23,850

During the three months ended September 30, 2015, we have recorded the following purchase accounting adjustments, as allowed under ASU 2015-16.  We (i) reversed the $4.2 million of contingent shares as a result of not achieving the contingent share event within the prescribed period, (ii) increased our equipment and oil inventory by $2.5 million based on more accurate values, and (iii) reduced our accrued liabilities by $1.6 million due to better estimates.  These amounts have been adjusted in our September 30, 2015 consolidated balance sheet and reduced our unproved property balance.

The following table presents our unaudited pro forma results of operations as though the acquisition of Stream had occurred as of January 1, 2014 (see our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of this acquisition):

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
	(in thousands, except per share data)
Total revenues	$41,089	$128,179
Income from continuing operations before income taxes	13,751	25,569
Income from continuing operations	8,996	17,252
Loss from discontinued operations	-	(20)
Net income	8,996	17,232
Net income per common share from continuing operations
Basic and diluted	$0.22	$0.42

Please see Note 1 above for a discussion of Stream’s current liquidity.

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	September 30, 2015	December 31, 2014
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$256,018	$323,442
Albania	86,770	100,037
Bulgaria	501	552
Total oil and natural gas properties, proved	343,289	424,031
Oil and natural gas properties, unproved:
Turkey	35,388	43,090
Albania	20,066	18,301
Bulgaria	–	4,047
Total oil and natural gas properties, unproved	55,454	65,438
Gross oil and natural gas properties	398,743	489,469
Accumulated depletion	(126,279)	(133,304)
Net oil and natural gas properties	$272,464	$356,165

The decline in proved properties during the nine months ended September 30, 2015 was primarily driven by the devaluation of the Turkish Lira (“TRY”) versus the U.S. Dollar.  For the nine months ended September 30, 2015, we have recorded foreign currency translation adjustments which reduced proved properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At September 30, 2015 and December 31, 2014, we excluded $8.9 million and $0.9 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At September 30, 2015, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $104.2 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $103.9 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

Albania unproved property

As of September 30, 2015, we have incurred approximately $12.2 million of exploratory well costs for the Delvina 34H-1 well in Albania.  The well was suspended prior to achieving total depth, and we are currently evaluating the performance of additional work on the well pending resolution of unresolved gas contract issues in Albania.  Additionally, the $7.9 million of license value allocated to our Delvina gas field as part of our acquisition of Stream continues to be recoverable based on the underlying estimates of its probable and possible reserves.

Exploratory well costs and proved impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing and amount of future production and capital expenditures and discount rates commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.

During the three and nine months ended September 30, 2015, we recorded $17.3 million and $21.7 million, respectively, of impairment and exploratory well costs which are primarily measured using Level 3 inputs. Of the $21.7 million of impairment and exploratory well costs incurred during the nine months ended September 30, 2015, $13.6 million related to proved property impairment on our Cakran-Mollaj field in Albania mainly due to lower forecasted commodity oil prices, and $2.2 million related to proved property impairments on our Molla and Bakuk fields in Turkey where we wrote the properties down to their estimated value.

The remaining charges were due to $3.7 million related to exploratory well impairment on our Deventci-R2 well in Bulgaria, and $0.6 million related to the South Goksu-1 well, which is part of our joint venture in the Arpatepe field in Turkey.  Approximately $1.5 million was cash spent during the period.

Capitalized cost greater than one year

As of September 30, 2015, we had $1.2 million and $1.7 million of exploratory well costs capitalized for the Hayrabolu-10 and Bahar-2ST wells, respectively, in Turkey, which we spud in February 2013 and March 2014, respectively. The Hayrabolu-10 and Bahar-2ST wells continue to be held for completion.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Other equipment	$2,273	$2,983
Inventory	24,333	24,309
Gas gathering system and facilities	4,584	6,016
Vehicles	384	488
Leasehold improvements, office equipment and software	7,543	8,547
Gross equipment and other property	39,117	42,343
Accumulated depreciation	(8,328)	(8,673)
Net equipment and other property	$30,789	$33,670

We have reclassified certain prior year costs of equipment and other property to conform to current period presentation.

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At September 30, 2015, we excluded $24.3 million of inventory from depreciation as the inventory had not been placed into service. At December 31, 2014, we excluded $24.3 million of inventory and $3.0 million of software from depreciation as the inventory and software had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the nine months ended September 30, 2015 and for the year ended December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Asset retirement obligations at beginning of period	$11,376	$10,896
Change in estimates	–	–
Liabilities settled	–	(373)
Foreign exchange change effect	(2,498)	(900)
Additions	80	513
Accretion expense	321	413
Acquisitions	–	827
Asset retirement obligations at end of period	9,279	11,376
Less: current portion	235	323
Long-term portion	$9,044	$11,053

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

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive (loss) income under the caption “Gain on commodity derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on commodity derivative contracts.” We are required under our Senior Credit Facility to hedge at least 30% of our anticipated oil production volumes in Turkey.

During the three months ended September 30, 2015 and 2014, we recorded a net gain on commodity derivative contracts of $24.9 million and $11.0 million, respectively. During the nine months ended September 30, 2015 and 2014, we recorded a net gain on commodity derivative contracts of $25.4 million and $2.4 million, respectively.

On September 14, 2015 and October 14, 2015, we unwound a combined total of two-thirds of the volume of our crude oil hedges for the periods September 14, 2015 through March 31, 2019 and October 14, 2015 through March 31, 2019, respectively, and purchased puts with a $50.00 strike price in replacement of a portion of the unwound volumes (the “Hedging Transactions”).  The puts with a $50.00 strike price were purchased pursuant to the requirements of the Senior Credit Facility at a cost of $1.5 million and $0.4 million, respectively.  The September 14, 2015 and October 14, 2015 Hedging Transactions resulted in gross proceeds of $14.3 million and $13.4 million, respectively, of which $12.8 million and $13.0 million, respectively, was used to repay indebtedness under the Senior Credit Facility (See Note 13, “Subsequent Events”).

At September 30, 2015 and December 31, 2014, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of September 30, 2015

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
					(in thousands)
Collar	October 1, 2015—December 31, 2015	2,163	$73.44	$80.22	$4,988
Collar	January 1, 2016—December 31, 2016	896	$66.50	$70.00	4,664
					$9,652

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	711	$85.00	$97.25	$114.25	$8,435
Three-way collar contract	January 1, 2017—December 31, 2017	592	$85.00	$97.25	$114.25	6,127
Three-way collar contract	January 1, 2018—December 31, 2018	484	$85.00	$97.25	$114.25	4,610
Three-way collar contract	January 1, 2019—March 31, 2019	442	$85.00	$97.25	$114.25	1,000
						$20,172

		Puts

			Weighted
			Average
			Minimum	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	October 1, 2015—December 31, 2015	437	$50.00	$106
Put	January 1, 2016—December 31, 2016	277	$50.00	432
Put	January 1, 2017—December 31, 2017	205	$50.00	344
Put	January 1, 2018—December 31, 2018	163	$50.00	270
Put	January 1, 2019—March 31, 2019	146	$50.00	61
				$1,213
Total Estimated Fair Value of Asset				$31,037

Fair Value of Derivative Instruments as of December 31, 2014

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
(in thousands)
Collar	January 1, 2015—December 31, 2015	1,410	$85.00	$97.25	$12,518

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	1,066	$85.00	$97.25	$114.25	$7,609
Three-way collar contract	January 1, 2017—December 31, 2017	888	$85.00	$97.25	$114.25	5,748
Three-way collar contract	January 1, 2018—December 31, 2018	726	$85.00	$97.25	$114.25	4,659
Three-way collar contract	January 1, 2019—March 31, 2019	663	$85.00	$97.25	$114.25	1,053
						$19,069
Total Estimated Fair Value of Asset						$31,587

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at September 30, 2015 and December 31, 2014, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at September 30, 2015 and December 31, 2014.

As of September 30, 2015
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$15,853	$-	$15,853
Crude oil	Long-term assets	$15,184	$-	$15,184

As of December 31, 2014
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$12,518	$-	$12,518
Crude oil	Long-term assets	$19,069	$-	$19,069

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	September 30,	December 31,
	2015	2014
Fixed and floating rate loans	(in thousands)
Senior Credit Facility	$58,138	$68,298
Convertible Notes	34,200	26,600
Convertible Notes - Related Party	20,800	20,800
TBNG credit facility	9,085	20,025
Term Loan Facility	6,123	10,452
West Promissory Notes	1,000	–
Prepayment Agreement	304	3,043
Viking International promissory note - Related Party	–	6,800
Shareholder loan	–	2,580
Loans payable	129,650	158,598
Less: current portion	32,001	52,606
Long-term portion	$97,649	$105,992

Senior Credit Facility

On May 6, 2014, certain of our wholly owned subsidiaries entered into the Senior Credit Facility with BNP Paribas and IFC. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”) and TransAtlantic Worldwide (each, a “Guarantor”).

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year.  As of September 30, 2015, we had outstanding borrowings under the Senior Credit Facility of $58.1 million.  Pursuant to the terms of the Senior Credit Facility, the borrowing base resets on the first day of each fiscal quarter.  BNP Paribas and IFC extended the October 1, 2015 re-determination date of the borrowing base, and we expect that it will be completed by mid-November 2015. As of October 1, 2015, the borrowing base was $59.2 million.  Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.33% at September 30, 2015).  The borrowing base amount equals, for any calculation date, the lowest of:

•	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00; and
•	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00.

Convertible Notes

As of September 30, 2015, we had $55.0 million aggregate principal amount of outstanding 13.0% convertible notes due in 2017 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 13.0% per annum and mature on July 1, 2017. The Convertible Notes are convertible at any time, at the election of a holder, into our common shares at a conversion price of $6.80 per share.

TBNG credit facility

Our subsidiary, Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”), has a fully drawn credit facility with a Turkish bank.  During the third quarter of 2015, the facility was amended and now bears interest at a rate of 5.9% per annum and is due in monthly principal installments of $1.3 million each, ending April 4, 2016.  The facility may be prepaid without penalty. The facility is secured by a lien on a Turkish real estate property owned by Gundem Turizm Yatirim ve Isletmeleri Anonim Sirketi (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At September 30, 2015, TBNG owed $9.1 million under the credit facility and had no availability.

Term Loan Facility

Stream has a term loan facility (the “Term Loan Facility”) with Raiffeisen Bank Sh.A (“Raiffeisen”).  The Term Loan Facility matures on March 31, 2017 and bears interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. Stream is required to repay $1.0 million each quarter on the last business day of each of March, June, September and December.  Stream may prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility is secured by substantially all of the assets of Stream.  As of September 30, 2015, we had $6.1 million outstanding under the Term Loan Facility bearing interest at a rate of 7.0% per annum and no availability.

At September 30, 2015, we were not in compliance with a condition subsequent set forth in Section 4 of the Term Loan Facility, which requires the delivery to Raiffeisen of a copy of an agreement between Albpetrol Sh. A and ourselves concerning postponement of certain capital expenditures. We are currently in discussions with Raiffeisen to waive this condition subsequent, and have classified our outstanding long-term loans payable to Raiffeisen as a current liability as of September 30, 2015.

Prepayment Agreement

In April 2013, Stream entered into the prepayment agreement (the “Prepayment Agreement”) with Trafigura PTE Ltd (“Trafigura”). In October 2013, Stream received a $7.0 million prepayment under the Prepayment Agreement. No further prepayment requests can be made under the Prepayment Agreement. The prepayment is to be repaid by Stream’s delivery of oil to Trafigura in accordance with an oil sales contract between Stream and Trafigura and bears interest at a rate equal to LIBOR plus 6% (6.17% at September 30, 2015). Stream must repay the prepayment at the times and in the quantities as set out in the oil sales contract, and all amounts must be repaid on or before August 31, 2015.  At September 30, 2015, Stream had $0.3 million outstanding under the Prepayment Agreement and no availability.  In October 2015, we repaid the Prepayment Agreement in full.

West Promissory Notes

In August 2015, TransAtlantic USA entered into promissory notes (the “Promissory Notes”) with each of Mary West CRT 2 LLC and Gary West CRT 2 LLC, shareholders of the Company (collectively, the “Holders”), whereby TransAtlantic USA could borrow up to $1.5 million under each Promissory Note to fund our share repurchase program. The Holders are managed by Randy Rochman, an observer of our board of directors.

On August 21, 2015, TransAtlantic USA borrowed $500,000 under each Promissory Note. Pursuant to the terms of the Promissory Notes, the Holders are granted a first priority lien and security interest in all of our common shares purchased under our share repurchase program. Loans under the Promissory Notes accrue interest at a rate of 9.00% per annum and mature on October 1, 2016. The Promissory Notes are guaranteed by us, and no advances can be made under the notes after December 31, 2015. As of September 30, 2015, we had borrowed $1.0 million under the Promissory Notes and had availability of $2.0 million. The funds were used to purchase shares of our common stock pursuant to our share repurchase program.

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

Morocco

During 2012, we were notified that the Moroccan government may seek to recover approximately $5.5 million in contractual obligations under our Tselfat exploration permit work program. In February 2013, the Moroccan government drew down our $1.0 million bank guarantee that was put in place to ensure our performance of the Tselfat exploration permit work program. Although we believe that the bank guarantee satisfies our contractual obligations, during 2012, we recorded $5.0 million in accrued liabilities relating to our Tselfat exploration permit for this contingency.

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

Direct Petroleum

In July 2013, we entered into a second amendment (the “Amendment”) to the purchase agreement (the “Purchase Agreement”) with Direct Petroleum Exploration, LLC (“Direct”). The Amendment set forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements pursuant to the Amendment during April 2014, which resulted in the reversal of a $2.5 million contingent liability recorded in 2011. The reversal was recognized in our consolidated statements of comprehensive income (loss) under the caption “Revaluation of contingent consideration” during the nine months ended September 30, 2014.

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of September 30, 2015, we had not recorded a contingent liability for this contingent consideration.

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

9. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.3 million and $0.2 million for awards of restricted stock units (“RSUs”) for the three months ended September 30, 2015 and 2014, respectively.  We recorded share-based compensation expense of $0.8 million and $1.0 million for awards of RSUs for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, we had approximately $1.4 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and nine months ended September 30, 2015 and 2014 equals net income (loss) divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs.  For the three and nine months ended September 30, 2015, there were no dilutive securities included in the calculation of diluted earnings per share.  The computation of diluted earnings per common share excluded 9.2 million and 8.8 million anti-dilutive common share equivalents for the three and nine months ended September 30, 2015, respectively.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income (loss) from continuing operations	$185	$8,313	$(12,559)	$13,743
Net loss from discontinued operations	$–	$–	$–	$(20)
Basic net income per common share:
Shares:
Weighted average common shares outstanding	40,943	37,483	40,895	37,429
Basic net income (loss) per common share:
Continuing operations	$0.00	$0.22	$(0.31)	$0.37
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted net income per common share:
Shares:
Weighted average common shares outstanding	40,943	37,483	40,895	37,429
Dilutive effect of:
Warrants	13	-	-	-
Restricted stock units	-	124	-	145
	40,956	37,607	40,895	37,574
Diluted net income (loss) per common share:
Continuing operations	$0.00	$0.22	$(0.31)	$0.37
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Warrants

On August 13, 2015, we issued an additional 233,333 common share purchase warrants (the “Warrants”) to Mr. Mitchell and certain other related parties as shareholders of Gundem, which agreed to pledge its primary asset, a Turkish real estate property, in exchange for an extension of the maturity date of a credit agreement between the Company and a Turkish bank (see Note 7, “Loans payable”). As consideration for the pledge of the Turkish real estate property, the independent members of the Company’s board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem. The Warrants were issued pursuant to a warrant agreement, whereby the Warrants are immediately exercisable, expire 18 months from the date of the release of the pledge on the Turkish real estate property, and entitle the holder to purchase one common share for each Warrant at an exercise price of $2.99 per share.  During the three months ended September 30, 2015, we incurred $0.2 million of compensation expense for these Warrants.

10. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have three reportable geographic segments: Turkey, Bulgaria and Albania. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Albania	Total
	(in thousands)
For the three months ended September 30, 2015
Total revenues	$-	$18,337	$-	$1,878	$20,215
Income (loss) from continuing operations before income taxes	(3,957)	22,390	(146)	(16,839)	1,448
Capital expenditures	$-	$7,679	$-	$2,530	$10,209
For the three months ended September 30, 2014
Total revenues	$-	$36,072	$5	$-	$36,077
Income (loss) from continuing operations before income taxes	(3,108)	16,301	(104)	-	13,089
Capital expenditures	$175	$33,212	$9	$-	$33,396
For the Nine months ended September 30, 2015
Total revenues	$-	$69,147	$-	$6,554	$75,701
Income (loss) from continuing operations before income taxes	(16,539)	31,567	(4,113)	(19,875)	(8,960)
Capital expenditures	$163	$18,411	$41	$10,310	$28,925
For the Nine months ended September 30, 2014
Total revenues	$-	$110,762	$22	$-	$110,784
Income (loss) from continuing operations before income taxes	(10,010)	29,620	2,186	-	21,796
Capital expenditures	$408	$82,533	$1,384	$-	$84,325
Segment assets(1)
September 30, 2015	$14,881	$276,283	$600	$117,125	$408,889
December 31, 2014	$51,919	$363,162	$4,675	$126,619	$546,375
Goodwill
September 30, 2015	$-	$5,284	$-	$-	$5,284
December 31, 2014	$-	$6,935	$-	$-	$6,935

(1)	Excludes assets held for sale from our discontinued Moroccan operations of twenty-seven thousand dollars and twenty-eight thousand dollars at September 30, 2015 and December 31, 2014, respectively.

11. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at September 30, 2015 and December 31, 2014, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility, Term Loan Facility and Prepayment Agreement.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Canadian Dollar, Bulgarian Lev, European Union Euro, Romanian New Leu, Albanian Lek, and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At

September 30, 2015, we had 24.0 million TRY (approximately $7.9 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At September 30, 2015 and December 31, 2014, we were a party to commodity derivative contracts (see Note 6, “Commodity derivative instruments”).

Concentration of credit risk

The majority of our receivables are within the oil and natural gas industry, primarily from our industry partners and from government agencies. Included in receivables are amounts due from Turkiye Petrolleri Anonim Ortakligi, the national oil company of Turkey, and Turkiye Petrol Rafinerileri A.Ş., a privately owned oil refinery in Turkey, which purchases all of our oil production. The receivables are not collateralized. To date, we have experienced minimal bad debts from customers in Turkey. The majority of our cash and cash equivalents are held by three financial institutions in the United States and Turkey.

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of September 30, 2015:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Commodity derivative contracts	$–	$31,037	$–	$31,037
Total	$–	$31,037	$–	$31,037

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

12. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	September 30,	December 31,
	2015	2014
	(in thousands)
Related party accounts receivable:
Viking International master services agreement	$524	$355
Riata Management service agreement	355	159
Dalea promissory note	–	88
Total related party accounts receivable	$879	$602
Related party accounts payable:
Viking International master services agreement	$8,143	$16,754
Interest payable on Convertible Notes	669	-
Riata Management service agreement	334	1,734
Total related party accounts payable	$9,146	$18,488

Equity transactions

On August 13, 2015, we issued an additional 233,333 Warrants to Mr. Mitchell. These Warrants were issued to Mr. Mitchell and certain other related parties as shareholders of Gundem, which agreed to pledge its primary asset, a Turkish real estate property, in exchange for an extension of the maturity date of a credit agreement between the Company and a Turkish bank (see Note 7 “Loans payable”, and Note 9, “Shareholders’ equity”). As consideration for the pledge of the Turkish real estate property, the independent members of the Company’s board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of the Turkish real estate property. The Warrants were issued pursuant to a warrant agreement, whereby the Warrants are immediately exercisable, expire 18 months from the date of the release of the pledge on the Turkish real estate property, and entitle the holder to purchase one common share for each Warrant at an exercise price of $2.99 per share.  During the three months ended September 30, 2015, we incurred $0.2 million of compensation expense for these Warrants.

13. Subsequent Events

On October 14, 2015, we unwound half of the remaining volumes of our crude oil hedge collars and three-way collars for the period from October 14, 2015 through March 31, 2019 and purchased additional puts with a $50.00 strike price in replacement of a portion of the unwound volumes (see Note 6, “Commodity derivative instruments”).  The puts with a $50.00 strike price were purchased pursuant to the requirements of the Senior Credit Facility. The hedging transactions resulted in net proceeds of $13.0 million, which were used to repay indebtedness under the Senior Credit Facility.  The following table sets forth our derivative contracts as of October 14, 2015 after the Hedging Transactions:

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)

Collar	October 14, 2015—December 31, 2015	1,082	$73.44	$80.22
Collar	January 1, 2016—December 31, 2016	448	$66.50	$70.00

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum
		Quantity	Price	Price	Price
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)

Three-way collar contract	January 1, 2016—December 31, 2016	355	$85.00	$97.25	$114.25
Three-way collar contract	January 1, 2017—December 31, 2017	296	$85.00	$97.25	$114.25
Three-way collar contract	January 1, 2018—December 31, 2018	242	$85.00	$97.25	$114.25
Three-way collar contract	January 1, 2019—March 31, 2019	221	$85.00	$97.25	$114.25

		Puts

			Weighted
			Average
			Minimum
		Quantity	Price
Type	Period	(Bbl/day)	(per Bbl)

Put	October 14, 2015—December 31, 2015	438	$50.00
Put	January 1, 2016—December 31, 2016	277	$50.00
Put	January 1, 2017—December 31, 2017	322	$50.00
Put	January 1, 2018—December 31, 2018	247	$50.00
Put	January 1, 2019—March 31, 2019	216	$50.00

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us” or the “Company,” refer to TransAtlantic Petroleum Ltd. and its subsidiaries on a consolidated basis unless the context requires otherwise. Unless stated otherwise, all sums of money stated in this Quarterly Report on Form 10-Q are expressed in U.S. Dollars.

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of September 30, 2015, we held interests in approximately 1.6 million net acres of developed and undeveloped oil and natural gas properties in Turkey, Albania and Bulgaria. As of November 4, 2015, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

Decline in Oil Prices, Reduced Development Plan and Effect on Liquidity

As a result of the decline in prices for Brent crude since December 2014, we have reduced our planned capital expenditures and deferred a significant amount of our planned exploration and development until prices for Brent crude improve. In order to mitigate the impact of reduced prices on our 2015 cash flows and liquidity, we have implemented cost reduction measures and will continue to implement cost-cutting initiatives to reduce our operating costs and general and administrative expenses.  Our reduced development plan consists of maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations.

During the first three quarters of 2015, we have undertaken significant cost saving efforts including (i) staff reductions, (ii) office relocations, (iii) negotiations with several key vendors to reduce exploration and development expenses and operating costs, and (iv) optimization of well designs.  Additionally, at current Brent crude prices, our current hedge positions provide additional liquidity on a monthly recurring basis.

Notwithstanding these measures, there remain risks and uncertainties that could negatively impact our results of operations and financial condition. For example, reductions in our borrowing capacity under our senior secured credit agreement (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”) as a result of a redetermination to our borrowing base could have a material impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by the recent decline or any further declines in oil prices. The borrowing base redetermination is ongoing and we expect it to be completed by mid-November 2015. As of October 1, 2015, the borrowing base was $59.2 million.  In addition, during the three and nine months ended September 30, 2015, the operations of our Albanian segment, as conducted through our subsidiary, Stream Oil & Gas Ltd. (including its subsidiaries, “Stream”), generated a net loss before income taxes of $16.8 million and $19.9 million, respectively.  During the three and nine months ended September 30, 2015, Stream incurred $13.6 million of exploration and impairment expenses and $1.5 million of bad debt expense.  Additionally, during the three and nine months ended, Stream incurred $0.4 million and $1.6 million of depletion expense, respectively.  All of these expense were non-cash charges. Stream currently produces insufficient cash flow to fund its operations.  See “- Liquidity and Capital Resources.”

Financial and Operational Performance Highlights

Highlights of our financial and operational performance for the third quarter of 2015 include:

•

We reported a $0.2 million net income from continuing operations for the three months ended September 30, 2015. This includes a $24.9 million gain on our commodity derivative contracts and $17.6 million loss from write-downs on properties and bad debt.

•	We derived 81% of our oil and natural gas revenues from the production of oil and 19% from the production of natural gas during the three months ended September 30, 2015.
•

Total oil and natural gas sales revenues decreased 45.3% to $19.4 million for the quarter ended September 30, 2015 from $35.5 million in the same period in 2014. The decrease was primarily the result of a $34.91 decrease in the average price received per barrel of oil equivalent (“Boe”), as average daily sales volumes were nearly flat year-over-year.

•

For the quarter ended September 30, 2015, we incurred $10.2 million in capital expenditures, including seismic and corporate expenditures, as compared to $33.4 million for the quarter ended September 30, 2014.

•

As of September 30, 2015, we had $97.6 million in long-term debt and $32.0 million in short-term debt, as compared to $106.0 million in long-term debt and $52.6 million in short-term debt as of December 31, 2014.  During the quarter ended September 30, 2015, we repaid $18.2 million in debt as we continue to focus on deleveraging our balance sheet.

•

On September 14, 2015 and October 14, 2015, we unwound a combined total of two-thirds of the volume of our crude oil hedges for the periods September 14, 2015 through March 31, 2019 and October 14, 2015 through March 31, 2019, respectively, for total net proceeds of $25.8 million (the “Hedging Transactions”), which was used to pay down indebtedness under the Senior Credit Facility.

Third Quarter 2015 Operational Update

During the third quarter of 2015, we further developed our oil fields in Southeast Turkey, where we drilled three wells (two obligation wells and one appraisal well), began completions on two of these wells, and initiated a planned re-work program.  Early in the third quarter of 2015, we suspended drilling the Delvina-34H1 well in Albania and released the rig.  The following summarizes our operations by location during the third quarter of 2015:

Turkey-Southeast

Selmo. We continued our secondary recovery program and initiated a re-work program to further optimize our producing wells.  To date, we have added approximately 250 barrels of incremental oil production per day (“bbl/d”) above the established decline curve from secondary recovery.

Molla. Through the re-work program in the Bahar field, we established commercial production from a new zone, the Hazro F3 sand, which was previously neither productive nor reserved.

We drilled the Bahar-7 development well (100% working interest) to a total depth of 10,850 feet with two strings of cemented casing, the first well drilled to the Bedinan formation with this efficient casing design. The well was structurally lower in the Bedinan than offsetting wells in the area. Following the drilling of the Bahar-7, the rig was released, and we began completion operations in the fourth quarter of 2015.  The well has tested oil in the Bedinan and is currently awaiting stimulation.

We completed drilling and began completion operations on the Bahar-9 obligation well (100% working interest) during the third quarter of 2015. Completion operations are ongoing. The well has tested oil in the Bedinan and is currently awaiting stimulation.

We expect to complete all drilled wells in the fourth quarter of 2015.  The South Goksu-1 obligation well (50% working interest) tested noncommercial amounts of oil and was plugged in October 2015.

Turkey-Northwest

Thrace Basin. We did not engage in any new drilling activities during the third quarter of 2015, but plan to resume drilling and workover activity in the fourth quarter of 2015, including spudding the Guney Reisdere-1 obligation well (50% working interest).

Albania

We commenced a workover program late in the second quarter of 2015 with the installation of 13 new pumps in our three oil fields.  We have seen positive results to date from the installation of these pumps.

Bulgaria

We continue to evaluate our position in Bulgaria with updated geologic models and continue to analyze strategic plans for our assets in Bulgaria.

Strategy

Given the current climate of depressed commodity prices, we are focused on cost-cutting measures to preserve liquidity and are pursuing a reduced development plan that consists of maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations.  When prices improve, we plan to actively explore and develop our existing oil and natural gas properties in Turkey.  We are currently evaluating strategic plans for our assets in Albania and Bulgaria, including deleveraging Stream.  We are currently focused on accomplishing the following objectives:

Operate Within Existing Cash Flows and Maintain Core Acreage. With the dramatic decline in oil prices, we are cutting our overhead and capital expenditures in an effort to operate within existing cash flow. In the first three quarters of 2015, we drilled the

South Goksu-1 obligation well, the Bahar-9 obligation well and the Bahar-7 development well, and plan to drill 0.5 net remaining obligation wells during the remainder of 2015.

Albania and Deleveraging Strategy. As discussed below in “-Liquidity and Capital Resources – Stream Liquidity Discussion”, we plan to pursue additional debt or equity financing, or seek a refinancing, strategic transaction, sale of all or a portion of the assets (including operating control), joint venture or private restructuring or pursue a reorganization or liquidation of Stream under applicable governing laws.  In addition, we continue to analyze transactions or other actions to improve the leverage of TransAtlantic, including joint ventures, strategic sales of assets and financing alternatives.  We have unwound two-thirds of our crude oil hedge collars and three-way collars in September 2015 and October 2015, and used all of the $25.8 million of net proceeds to pay down indebtedness under our Senior Credit Facility.  We will continue to monitor oil prices and adjust our hedge portfolio as opportunities arise.

Maintain Reserves and Production. During the current economic climate, we are pursuing a reduced development plan, consisting of maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations.  Once oil prices stabilize and begin to improve, we plan to resume more robust investing in exploration and development to increase our oil and natural gas reserves and production in Turkey on our Arpatepe, Molla, Selmo and Thrace Basin exploration licenses and production leases, including the application of 3D seismic, horizontal drilling, fracture stimulation and enhanced oil recovery techniques.

Utilize New 3D Seismic Data to Improve Well Targeting. We received the processed 3D seismic survey data in the third quarter of 2014, and drilled several wells in the fourth quarter of 2014 and first three quarters of 2015 based on the 3D seismic data.

Expand the Use of Horizontal Drilling. During 2014, we extensively used horizontal drilling techniques on our wells in the Selmo field to more effectively extract hydrocarbons and increase our returns on invested capital. When prices improve, we expect to resume using horizontal drilling techniques in the Selmo and Bahar fields.

Further Optimize Fracture Stimulation Program. In 2013 and 2014, we expanded our use of hydraulic fracturing technology to complete otherwise low permeability formations in Turkey. The evolution of fracturing fluids and stimulation designs has yielded positive results in southeastern Turkey. When prices improve, we plan to optimize our hydraulic fracturing techniques through the use of micro-seismic technology to improve well performance and economics.

Pursue Other Growth or Financing Opportunities.  We continue to pursue securing joint venture partners on our properties in the Thrace Basin and Southeastern Turkey.  We are focused on both strengthening our positions in Turkey while we continue to seek transaction opportunities.  The continued decline in oil prices and deterioration in general market conditions has made completing transactions more difficult, particularly on our planned timeline.

Planned Operations

We currently plan to execute the following activities under our reduced development plan during the remainder of 2015:

Turkey. Upon spudding the Guney Reisdere-1 obligation well in the Thrace Basin, we will have fulfilled all drilling obligations in Turkey to maintain our acreage through 2015, and we plan to complete all drilled wells in the fourth quarter of 2015.  We also continue to evaluate and perform secondary recovery and workover operations that we expect to be cash flow positive at current oil prices.

Albania. As discussed below in “-Liquidity and Capital Resources – Stream Liquidity Discussion”, we are working on ways to deleverage our Albanian operations.  Currently, we continue to maintain our license obligations and work on low cost, high return optimization strategies.

Bulgaria.  We plan to continue working on our geologic model for additional prospects and continue to analyze strategic plans for our assets in Bulgaria.

Discontinued Operations in Morocco

In June 2011, we decided to discontinue our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for the three and nine months ended September 30, 2015 and September 30, 2014.

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

Given the current commodity pricing environment, we continue to monitor the carrying value of our goodwill in Turkey.  If commodity prices decline further, this could result in a possible impairment to the carrying value of our goodwill in Turkey.

There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations—Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our results of operations for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September,		Change
	2015	2014	2015-2014
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	371	341	30
Natural gas (Mmcf)	539	731	(192)
Total production (Mboe)	462	463	(1)
Average daily sales volumes (Boepd)	5,018	5,033	(15)
Average prices:
Oil (per Bbl)	$41.58	$86.01	$(44.43)
Natural gas (per Mcf)	$7.16	$8.49	$(1.33)
Oil equivalent (per Boe)	$41.85	$76.76	$(34.91)
Revenues:
Oil and natural gas sales	$19,421	$35,537	$(16,116)
Sales of purchased natural gas	756	397	359
Other	38	143	(105)
Total revenues	20,215	36,077	(15,862)
Costs and expenses (income):
Production	5,630	4,521	1,109
Exploration, abandonment and impairment	17,312	582	16,730
Cost of purchased natural gas	668	342	326
General and administrative	7,095	6,648	447
Depletion	7,952	13,491	(5,539)
Depreciation and amortization	634	535	99
Interest and other expense	3,317	1,440	1,877
Interest and other income	(332)	(252)	(80)
Foreign exchange loss	1,006	6,542	(5,536)
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	20,312	(1,026)	21,338
Change in fair value on commodity derivative contracts	4,580	12,019	(7,439)
Total gain on commodity derivative contracts	24,892	10,993	13,899
Oil and natural gas costs per Boe:
Production	$9.65	$8.55	$1.10
Depletion	$13.63	$25.51	$(11.88)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $16.1 million to $19.4 million for the three months ended September 30, 2015, from $35.5 million realized in the same period in 2014.  The decrease was due to a decrease in the average realized price per Boe.  Our average price received decreased $34.91 per Boe to $41.85 per Boe for the three months ended September 30, 2015, from $76.76 per Boe for the same period in 2014.

 Production. Production expenses for the three months ended September 30, 2015 increased to $5.6 million, or $9.65 per Boe, from $4.5 million, or $8.55 per Boe, for the same period in 2014. Our production expenses increased $2.5 million due to the addition of our operations in Albania.  This increase was partially offset by a decrease of $1.6 million in Turkey.  The decrease in Turkey was primarily due to fewer workovers, reduced headcount and successful cost-cutting measures in our field operations during the three months ended September 30, 2015, as compared to the same period in 2014.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended September 30, 2015 increased $16.7 million to $17.3 million, from $0.6 million for the same period in 2014. During the three months ended September 30, 2015, we incurred impairment and exploratory well costs of $13.6 million related to proved property impairment on our Cakran-Mollaj field in Albania and $2.2 million related to proved property impairments on our Molla and Bakuk fields in Turkey, as compared to the three months ended September 30, 2014 when we impaired one well for $0.5 million.

General and Administrative. General and administrative expense was $7.1 million for the three months ended September 30, 2015, compared to $6.6 million for the same period in 2014. Our general and administrative expenses increased $1.8 million due to non-recurring bad debt write-offs in Turkey and Albania and $0.6 million due to the addition of our operations in Albania.  These increases were partially offset by a decrease in legal, accounting, and other services of $0.7 million, a decrease in personnel expenses of $0.5 million, a decrease in office expenses of $0.4 million and a decrease in travel expense of $0.2 million.

Depletion. Depletion decreased to $8.0 million, or $13.63 per Boe, for the three months ended September 30, 2015, compared to $13.5 million, or $25.51 per Boe, for the same period of 2014. The decrease was primarily due to fewer additions to proved properties during the three months ended September 30, 2015, as compared to the same period in 2014, and an increase in proved reserves at September 30, 2015, as compared to September 30, 2014.  This was partially offset by an increase of $0.4 million due to the addition of our operations in Albania.

Interest and Other Expense. Interest and other expense increased to $3.3 million for the three months ended September 30, 2015, compared to $1.4 million for the same period in 2014. The increase was primarily due to an increase in our average level of debt outstanding during the three months ended September 30, 2015, as compared to the same period in 2014.  At September 30, 2015, we had $129.7 million of total debt outstanding, as compared to $91.6 million at September 30, 2014.

Interest and Other Income. Interest and other income increased to $0.3 million for the three months ended September 30, 2015, as compared to $0.2 million for the same period in 2014.

Foreign Exchange Loss. We recorded a foreign exchange loss of $1.0 million during the three months ended September 30, 2015, as compared to a loss of $6.5 million in the same period in 2014. The foreign exchange loss is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The decrease in foreign exchange loss for the three months ended September 30, 2015 was due to a 11.0% decrease in the value of the TRY compared to the U.S. Dollar, versus a 7.0% decrease in the value of the TRY for the three months ended September 30, 2014.  The TRY devaluation was offset by an increase in the value of the U.S. Dollar compared to the Albanian LEK (“LEK”) during the three months ended September 30, 2015.

Gain on Commodity Derivative Contracts. During the three months ended September 30, 2015, we recorded a net gain on commodity derivative contracts of $24.9 million, as compared to a net gain of $11.0 million for the same period in 2014. During the three months ended September 30, 2015, we recorded a $4.6 million gain to mark our commodity derivative contracts to their fair value and a $20.3 million gain on settled contracts. During the same period in 2014, we recorded a $12.0 million gain to mark our derivative contracts to their fair value and a $1.0 million loss on settled contracts. We are required under our Senior Credit Facility to hedge at least 30% of our anticipated oil production volumes in our oil fields in Turkey. On September 14, 2015 and October 15, 2015, we completed Hedging Transactions for total gross proceeds of $27.7 million. See Note 6, “Commodity derivative instruments” to our consolidated financial statements for more information.

Other Comprehensive (Loss) Income. We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the three months ended September 30, 2015 increased to a loss of $21.7 million from a loss of $12.7 million for the same period in 2014.  The increase in foreign currency translation loss in the three months ended September 30, 2015 was due to a 11.0% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 7.0% decrease in the value of the TRY for the three months ended September 30, 2014.

Results of Operations—Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Our results of operations for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,		Change
	2015	2014	2015-2014
	(in thousands of U.S. Dollars, except per unit amounts and volumes)
Sales volumes:
Oil (Mbbl)	1,207	919	288
Natural gas (Mmcf)	1,949	2,487	(538)
Total production (Mboe)	1,532	1,334	198
Average daily sales volumes (Boepd)	5,611	4,886	725
Average prices:
Oil (per Bbl)	$48.60	$95.54	$(46.94)
Natural gas (per Mcf)	$7.83	$8.51	$(0.68)
Oil equivalent (per Boe)	$48.25	$81.68	$(33.43)
Revenues:
Oil and natural gas sales	$74,018	$108,962	$(34,944)
Sales of purchased natural gas	1,544	1,433	111
Other	139	389	(250)
Total revenues	75,701	110,784	(35,083)
Costs and expenses (income):
Production	18,319	13,318	5,001
Exploration, abandonment and impairment	21,752	8,498	13,254
Cost of purchased natural gas	1,403	1,267	136
Seismic and other exploration	330	4,215	(3,885)
Revaluation of contingent consideration	-	(2,500)	2,500
General and administrative	23,558	20,660	2,898
Depletion	27,798	35,071	(7,273)
Depreciation and amortization	1,957	1,633	324
Interest and other expense	10,300	4,412	5,888
Interest and other income	(2,153)	(852)	(1,301)
Foreign exchange loss	6,007	5,392	615
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	27,560	(3,559)	31,119
Change in fair value on commodity derivative contracts	(2,130)	5,992	(8,122)
Total gain on commodity derivative contracts	25,430	2,433	22,997
Oil and natural gas costs per Boe:
Production	$9.68	$8.74	$0.94
Depletion	$14.69	$23.02	$(8.33)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $34.9 million to $74.0 million for the nine months ended September 30, 2015, from $109.0 million realized in the same period in 2014. Of this decrease, $51.2 million was due to a decrease in the average realized price per Boe.  Our average price received decreased $33.43 per Boe to $48.25 per Boe for the nine months ended September 30, 2015, from $81.68 per Boe for the same period in 2014.  This was partially offset by an increase in sales volumes of 198 Mboe, which resulted in higher revenues of $16.2 million.  Sales volumes increased primarily on our southeast Turkey oil wells due to our successful horizontal drilling campaign in 2014 and as a result of the acquisition of our Albanian fields.

Production. Production expenses for the nine months ended September 30, 2015 increased to $18.3 million or $9.68 per Boe, from $13.3 million or $8.74 per Boe for the same period in 2014. Our production expenses increased $8.3 million due to the addition of our operations in Albania.  This increase was partially offset by a decrease of $3.2 million in Turkey.  The decrease in Turkey was primarily due to fewer workovers, reduced headcount and successful cost-cutting measures in our field operations during the nine months ended September 30, 2015, as compared to the same period in 2014.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the nine months ended September 30, 2015 increased approximately $13.3 million to $21.8 million, from $8.5 million for the same period in 2014. During the nine months ended September 30, 2015, we incurred $13.6 million related to proved property impairment of our Cakran-Mollaj field in Albania, $2.2 million related to proved property impairments on our Molla and Bakuk fields in Turkey, and $3.7 million of impairment of the Deventci-R2 well in Bulgaria. During the nine months ended September 30, 2014, we impaired three wells for $6.8 million in Turkey.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $0.3 million for the nine months ended September 30, 2015, as compared to $4.2 million for the same period in 2014. The decrease was primarily due to seismic acquisition activity conducted on our West Molla and Osmanli licenses in Turkey during the nine months ended September 30, 2014.

General and Administrative. General and administrative expense was $23.6 million for the nine months ended September 30, 2015, as compared to $20.7 million for the same period in 2014.   Our general and administrative expenses increased $2.6 million due to the addition of our operations in Albania, $1.4 million due to non-recurring severance and office relocation costs in Turkey, and $1.8 million due to non-recurring bad debt write-offs in Turkey and Albania.  These increases were partially offset by a decrease in legal, accounting and other services of $1.4 million, a decrease in office expenses of $1.0 million, a decrease in travel expense of $0.3 million and a decrease in vehicle expense of $0.1 million.

Depletion. Depletion decreased to $27.8 million, or $14.69 per Boe, for the nine months ended September 30, 2015, compared to $35.1 million, or $23.02 per Boe, for the nine months ended September 30, 2014. The decrease was primarily due to fewer additions to proved properties during the nine months ended September 30, 2015, as compared to the same period in 2014, and an increase in proved reserves at September 30, 2015 compared to September 30, 2014.  This was partially offset by an increase of $1.6 million due to the addition of our operations in Albania.

Interest and Other Expense. Interest and other expense increased to $10.3 million for the nine months ended September 30, 2015, as compared to $4.4 million for the same period in 2014. The increase was primarily due to an increase in our average level of debt outstanding during the nine months ended September 30, 2015, as compared to the same period in 2014. At September 30, 2015, we had $129.7 million of total debt outstanding, compared to $91.6 million at September 30, 2014.

Interest and Other Income. Interest and other income increased to $2.2 million for the nine months ended September 30, 2015, as compared to $0.9 million for the same period in 2014. The increase was primarily due to negotiated reductions of our outstanding payables with several vendors.

Foreign Exchange Loss. We recorded a foreign exchange loss of $6.0 million during the nine months ended September 30, 2015, as compared to a loss of $5.4 million in the same period of 2014. The increase in foreign exchange loss was primarily unrealized (non-cash) in nature and resulted from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The increase in foreign exchange loss during the nine months ended September 30, 2015 was due to a 31.2% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 6.0% decrease in the value of the TRY compared to the U.S. Dollar for the same period in 2014.

Gain (Loss) on Commodity Derivative Contracts. During the nine months ended September 30, 2015, we recorded a net gain on commodity derivative contracts of $25.4 million, compared to a net gain of $2.4 million for the same period in 2014. During the nine months ended September 30, 2015, we recorded a $2.1 million loss to mark our commodity derivatives to their fair value and a $27.6 million gain on settled contracts. During the same period in 2014, we recorded a $6.0 million gain to mark our commodity derivatives to their fair value and a $3.6 million loss on settled contracts. We are required under our Senior Credit Facility to hedge at least 30% of our anticipated oil production volumes in our oil fields in Turkey. On September 14, 2015 and October 15, 2015, we completed the Hedging Transactions for total gross proceeds of $27.7 million. See Note 6, “Commodity derivative instruments”, to our consolidated financial statements for more information.

Other Comprehensive (Loss) Income. We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the nine months ended September 30, 2015 increased to a loss of $50.3 million from a loss of $10.9 million for the same period in 2014.  The increase in foreign currency translation loss in the nine months ended September 30, 2015 was due to a 31.2% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 6.0% decrease in the value of the TRY as compared to the U.S. Dollar for the same period in 2014.

Capital Expenditures

For the quarter ended September 30, 2015, we incurred $10.2 million in capital expenditures, including seismic and corporate expenditures, as compared to $33.4 million for the quarter ended September 30, 2014.  The decrease was due to our planned reduction in our capital expenditures during the quarter ended September 30, 2015.

We expect our net field capital expenditures for the remainder of 2015 to range between $4.0 million and $8.0 million in Turkey for obligation wells and low cost, high return well optimizations. We do not anticipate material capital expenditures in Albania or Bulgaria during the remainder of 2015. We expect cash on hand and cash flow from operations will be sufficient to fund our remaining 2015 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2015 capital expenditure budget is subject to change.

Liquidity and Capital Resources

TransAtlantic is a holding company with three operating segments – Turkey, Bulgaria and Albania.  Its assets consist of its ownership interests in subsidiaries that primarily own:

•	assets in Turkey;
•	assets in Albania that were acquired in November 2014; and
•	assets in Bulgaria.

On a consolidated basis, as of September 30, 2015, TransAtlantic had $129.7 million of indebtedness, not including $31.9 million of trade payables, as further described below.  Excluding its Albanian operations, TransAtlantic believes that its cash flow from operations will be sufficient to meet its normal operating requirements and to fund planned capital expenditures during the next 12 months.

Stream Liquidity Discussion

The operations of our Albania segment are conducted solely through a Cayman Island subsidiary of Stream, which we purchased in November 2014.  Stream had $6.4 million of indebtedness, $21.2 million of trade payables and $10.9 million of other obligations as of September 30, 2015, and currently produces insufficient cash flow to fund its operations in Albania.

During the three and nine months ended September 30, 2015, Stream generated revenue of $1.9 million and $6.6 million, respectively.  Additionally, during the three and nine months ended September 30, 2015, Stream incurred $13.6 million of exploration and impairment expenses, $1.5 million of bad debt expense, and $0.4 million and $1.6 million of depletion expense, respectively. All of these expenses were non-cash charges.  This resulted in Stream generating a net loss before income taxes of $16.8 million and $19.9 million for the three and nine months ended September 30, 2015, respectively.  We are considering strategic plans for deleveraging Stream and resolving its financial condition.  The following discusses Stream’s liquidity on a standalone basis.

In November 2014, we entered the Albanian market through our purchase of Stream.  See Note 3, “Acquisitions”, to our consolidated financial statements for more information.  The Albanian assets owned by Stream require the investment of a significant amount of capital in order to increase production in Albania and increase cash flow.  However, our access to capital has been severely restricted due to the significant and continued decline in oil prices and the reluctance of credit and equity participants in energy markets due to the ongoing conflict and turmoil near Turkey in Syria and Iraq.  In addition, Stream has a history of, and has continued to experience, substantial net losses and operating losses.  Because of the foregoing, we do not currently expect that Stream’s cash flow from operations will be sufficient to fund its operations and repay its indebtedness and trade payables.  Further, due to restrictions in our Senior Credit Facility, we have limited ability to use cash flow from our operations in Turkey to fund our operations in Albania. We plan to pursue additional financing, or seek a refinancing, strategic transaction, sale of all or a portion of the assets (including operating control), joint venture or private restructuring or pursue a reorganization or liquidation of Stream under applicable governing laws.  As of September 30, 2015, Stream’s assets and liabilities were $117.1 million and $68.8 million, respectively.  In addition, a default by Stream on the payment of principal or interest on the term loan related to our Albanian operations could result in a cross-default under our Senior Credit Facility.  We currently believe we will be able to pay the principal and interest on this term loan when due.  We are currently working with the lenders under our Senior Credit Facility to eliminate any potential of a cross-default related to Stream’s indebtedness.

TransAtlantic Liquidity Discussion

Our primary sources of liquidity for the third quarter of 2015 were our cash and cash equivalents, proceeds from the Hedging Transactions, cash flow from operations and borrowings under our promissory notes. At September 30, 2015, we had cash and cash equivalents of $10.6 million, $97.6 million in long-term debt, $32.0 million in short-term debt and a working capital deficit of $33.7 million, compared to cash and cash equivalents of $35.1 million, $106.0 million in long-term debt, $52.6 million in short-term debt and working capital deficit of $42.1 million at December 31, 2014.  Cash provided by operating activities from continuing operations for the nine months ended September 30, 2015 was $38.2 million, compared to cash provided by operating activities from continuing operations of $70.2 million for the nine months ended September 30, 2014. The decrease is primarily due to a decrease in oil revenues.

Cash used in investing activities from continuing operations for the nine months ended September 30, 2015 decreased to $33.3 million, compared to cash used in investing activities from continuing operations of $65.6 million for the nine months ended September 30, 2014, due primarily to a decrease in drilling operations due to the low commodity price environment.  Additionally, cash used in financing activities from continuing operations was $27.6 million for the nine months ended September 30, 2015, as compared to cash provided by financing activities from continuing operations of $16.0 million for the nine months ended September 30, 2014, as a result of $18.5 million of lower borrowings and $15.3 million of higher debt repayments.

Outstanding Debt

As of September 30, 2015, the outstanding principal amount of our debt was $129.7 million. In addition to cash, cash equivalents and cash flow from operations, at September 30, 2015, we had a Senior Credit Facility, a credit facility with a Turkish bank, convertible notes, a term loan facility, a prepayment agreement and promissory notes, all of which are discussed below.

Senior Credit Facility. On May 6, 2014, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd. (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Amity Oil International Pty. Ltd., (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”) (collectively the “Borrowers”) entered into the Senior Credit Facility with BNP Paribas and the IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”) and TransAtlantic Worldwide (each, a “Guarantor”).  As of September 30, 2015, we had borrowings of $58.1 million, bearing interest at a rate of three-month LIBOR plus 5.00% per annum (5.33% at September 30, 2015).  Pursuant to the terms of the Senior Credit Facility, the borrowing base resets on the first day of each fiscal quarter. BNP Paribas and IFC extended the October 1, 2015 re-determination date of the borrowing base, and we expect that it will be completed by mid-November 2015. As of October 1, 2015, the borrowing base was $59.2 million.

TBNG Credit Facility. Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) has a fully drawn credit facility with a Turkish bank. The facility bears interest at a rate of 5.9% per annum and is due in monthly principal installments of $1.3 million each, ending April 4, 2016. The facility may be prepaid without penalty. The facility is secured by a lien on a Turkish real estate property owned by Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At September 30, 2015, TBNG owed $9.1 million under the credit facility and had no availability.

Convertible Notes.  At September 30, 2015, we had $55.0 million aggregate principal amount of 13.0% convertible notes due in 2017 (the “Convertible Notes”).  The Convertible Notes bear interest at an annual rate of 13.0% per annum.  Interest is payable semi-annually, in arrears, on January 1 and July 1 of each year.  The Convertible Notes mature on July 1, 2017.  The Convertible Notes are convertible at any time, at the election of a holder, into our common shares at a conversion price of $6.80 per share.

Term Loan Facility. On September 17, 2014, Stream entered into a term loan facility (the “Term Loan Facility”) with Raiffeisen Bank Sh.A (“Raiffeisen”).  The Term Loan Facility matures on March 31, 2017 and bears interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. Stream is required to repay $1.0 million each quarter on the last business day of each of March, June, September and December.  Stream may prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility is secured by substantially all of the assets of Stream.  As of September 30, 2015, we had $6.1 million outstanding under the Term Loan Facility bearing interest at a rate of 7.0% per annum and no availability.

At September 30, 2015, we were not in compliance with a condition subsequent set forth in Section 4 of the Term Loan Facility, which requires the delivery to Raiffeisen of a copy of an agreement between Albpetrol Sh. A and ourselves concerning postponement of certain capital expenditures. We are currently in discussions with Raiffeisen to waive this condition subsequent, and have classified our outstanding long-term loans payable to Raiffeisen as a current liability as of September 30, 2015.

Prepayment Agreement. In April 2013, Stream entered into the prepayment agreement (the “Prepayment Agreement”) with Trafigura PTE Ltd (“Trafigura”). In October 2013, Stream received a $7.0 million prepayment under the Prepayment Agreement. No further prepayment requests can be made under the Prepayment Agreement. The prepayment is to be repaid by Stream’s delivery of oil to Trafigura in accordance with an oil sales contract between Stream and Trafigura and bears interest at a rate equal to LIBOR plus 6%. Stream must repay the prepayment at the times and in the quantities as set out in the oil sales contract, and all amounts must be repaid on or before August 31, 2015.  At September 30, 2015, Stream had $0.3 million outstanding under the Prepayment Agreement bearing interest at a rate of 6.2% per annum and no availability.  In October 2015, we repaid the Prepayment Agreement in full.

West Promissory Notes. In August 2015, TransAtlantic USA entered into promissory notes (the “Promissory Notes”) with each of Mary West CRT 2 LLC and Gary West CRT 2 LLC, shareholders of the Company (collectively, the “Holders”), whereby

TransAtlantic USA could borrow up to $1.5 million under each Promissory Note to fund our share repurchase program. The Holders are managed by Randy Rochman, an observer of our board of directors.

On August 21, 2015, TransAtlantic USA borrowed $500,000 under each Promissory Note. Pursuant to the terms of the Promissory Notes, the Holders are granted a first priority lien and security interest in all of our common shares purchased under our share repurchase program. Loans under the Promissory Notes accrue interest at a rate of 9.00% per annum and mature on October 1, 2016. The Promissory Notes are guaranteed by us, and no advances can be made under the notes after December 31, 2015. As of September 30, 2015, we had borrowed $1.0 million under the Promissory Notes and had availability of $2.0 million. The funds were used to purchase shares of our common stock pursuant to our share repurchase program.

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

During the third quarter of 2015, there were no material changes in market risk exposures or their management that would affect the Quantitative or Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  The following tables set forth our outstanding derivatives contracts, which are settled based on Brent crude oil pricing, with respect to future crude oil production as of September 30, 2015:

Fair Value of Derivative Instruments as of September 30, 2015

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
					(in thousands)
Collar	October 1, 2015—December 31, 2015	2,163	$73.44	$80.22	$4,988
Collar	January 1, 2016—December 31, 2016	896	$66.50	$70.00	4,664
					$9,652

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016—December 31, 2016	711	$85.00	$97.25	$114.25	$8,435
Three-way collar contract	January 1, 2017—December 31, 2017	592	$85.00	$97.25	$114.25	6,127
Three-way collar contract	January 1, 2018—December 31, 2018	484	$85.00	$97.25	$114.25	4,610
Three-way collar contract	January 1, 2019—March 31, 2019	442	$85.00	$97.25	$114.25	1,000
						$20,172

		Puts

			Weighted
			Average
			Minimum	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	October 1, 2015—December 31, 2015	437	$50.00	$106
Put	January 1, 2016—December 31, 2016	277	$50.00	432
Put	January 1, 2017—December 31, 2017	205	$50.00	344
Put	January 1, 2018—December 31, 2018	163	$50.00	270
Put	January 1, 2019—March 31, 2019	146	$50.00	61
				$1,213
Total Estimated Fair Value of Asset				$31,037

On October 14, 2015, we unwound half of the remaining volumes of our crude oil hedge collars and three-way collars for the period from October 14, 2015 through March 31, 2019, resulting in net proceeds of $13.0 million, and purchased additional puts with a $50.00 strike price in replacement of a portion of the unwound volumes.  The puts with a $50.00 strike price were purchased pursuant to the requirements of our Senior Credit Facility.  We used the net proceeds of the unwound hedges to repay indebtedness under our Senior Credit Facility.  The following tables set forth our outstanding derivative contracts of October 14, 2015 subsequent to the hedging transactions:

Derivative Instruments as of October 14, 2015

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)

Collar	October 14, 2015—December 31, 2015	1,082	$73.44	$80.22
Collar	January 1, 2016—December 31, 2016	448	$66.50	$70.00

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum
		Quantity	Price	Price	Price
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)

Three-way collar contract	January 1, 2016—December 31, 2016	355	$85.00	$97.25	$114.25
Three-way collar contract	January 1, 2017—December 31, 2017	296	$85.00	$97.25	$114.25
Three-way collar contract	January 1, 2018—December 31, 2018	242	$85.00	$97.25	$114.25
Three-way collar contract	January 1, 2019—March 31, 2019	221	$85.00	$97.25	$114.25

		Puts

			Weighted
			Average
			Minimum
		Quantity	Price
Type	Period	(Bbl/day)	(per Bbl)

Put	October 14, 2015—December 31, 2015	438	$50.00
Put	January 1, 2016—December 31, 2016	277	$50.00
Put	January 1, 2017—December 31, 2017	322	$50.00
Put	January 1, 2018—December 31, 2018	247	$50.00
Put	January 1, 2019—March 31, 2019	216	$50.00

.

Item 4.	Controls and Procedures

Acquisition of Stream

In November 2014, we acquired Stream.  For purposes of determining the effectiveness of our disclosure controls and procedures, management has excluded the internal control over financial reporting of Stream from its evaluation.  The acquired business represented approximately 28.6% of our consolidated total assets at September 30, 2015.  For the three months ended September 30, 2015, our consolidated net income was $0.2 million of which $15.4 million of net loss was attributable to Stream.

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

As of September 30, 2015, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

Excluding Stream, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2015, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors

During the third quarter of 2015, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015 and March 31, 2015, except for the following:

We do not currently expect that Stream’s cash flow from operations will be sufficient to repay its indebtedness, and we will ultimately need to pursue additional financing, or seek a refinancing, restructuring, liquidation or a reorganization of Stream, which could have a material adverse effect on us.

As of September 30, 2015, Stream had $6.4 million of indebtedness, $21.2 million of trade payables and $10.9 million of other obligations.  During the three and nine months ended September 30, 2015, Stream generated revenue of $1.9 million and $6.6 million, respectively.  Additionally, during the three and nine months ended September 30, 2015, Stream incurred $13.6 million of exploration and impairment expenses, $1.5 million of bad debt expense, and $0.4 million and $1.6 million of depletion expense, respectively.  This resulted in Stream generating a net loss before income taxes of $16.8 million and $19.9 million for the three and nine months ended September 30, 2015, respectively.  We do not currently expect that Stream’s cash flows from operations will be sufficient to repay its indebtedness, and we will ultimately need to pursue additional financing, or seek a strategic transaction, sale of all or a portion of the assets (including operating control), joint venture or private restructuring or pursue a reorganization or liquidation of Stream under applicable governing laws. In addition, a default by Stream on the payment of principal or interest on certain of its indebtedness could result in a cross-default under our Senior Credit Facility. While we have worked to identify actions to mitigate this uncertainty and to find additional sources of liquidity, we cannot assure you that these efforts will be successful or result in additional liquidity for Stream.  Our inability to obtain additional financing to fund Stream’s operations, to complete a strategic transaction, or a refinancing, restructuring, liquidation or reorganization of Stream could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of common shares during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet be Purchased under Plans or Programs(1)
July 2015	-	$-	-	-
August 2015	43,280	$3.01	43,280	1,956,720
September 2015	279,799	$2.91	279,799	1,676,921
Total	323,079		323,079
(1)

In March 2015, the Company’s board of directors approved a share repurchase plan which authorized the Company to repurchase up to 2.0 million common shares (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may purchase common shares from time to time through December 31, 2015 in the open market or through privately negotiated transactions. Purchases under the Share Repurchase Program must be in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 (to the extent applicable) under the Exchange Act. In October 2015, the Company purchased an additional 10,199 common shares under the Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth our ratio of earnings to fixed charges for the nine months ended September 30, 2015. You should read this ratio in connection with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.  Because we did not have preferred stock outstanding during this period, our ratio of earnings to combined fixed charges and preferred dividends for any given period is equivalent to our ratio of earnings to fixed charges.

Nine
Months
Ended
September 30,
2015
Ratio of earnings to fixed charges	0.1
Deficiency of earnings to fixed charges (in thousands)	$-

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

	High	Low
2015:
Third Quarter	$6.79	$3.24

United States

Our common shares are traded in the United States on the NYSE MKT under the trading symbol “TAT”. The following table sets forth the high and low sales price per common share in U.S. Dollars on the NYSE MKT for the period indicated.

	High	Low
2015:
Third Quarter	$5.29	$2.56

Item 6.	Exhibits

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

10.1*	Promissory Note dated August 21, 2015 between TransAtlantic Petroleum (USA) Corp. and Gary West CRT 2 LLC.
10.2*	Promissory Note dated August 21, 2015 between TransAtlantic Petroleum (USA) Corp. and Mary West CRT 2 LLC

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

By:	/s/ WIL F. SAQUETON
Wil F. Saqueton Chief Financial Officer

Date: November 5, 2015

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

10.1*	Promissory Note dated August 21, 2015 between TransAtlantic Petroleum (USA) Corp. and Gary West CRT 2 LLC.

10.2*	Promissory Note dated August 21, 2015 between TransAtlantic Petroleum (USA) Corp. and Mary West CRT 2 LLC.

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.