Form 10-K
period 2015-12-31
TRANSATLANTIC PETROLEUM LTD.
filed 2016-03-30
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of common shares, par value $0.10 per share, held by non-affiliates of the registrant, based on the last sale price of the common shares on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $22.1 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2016, there were 41,106,194 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TRANSATLANTIC PETROLEUM LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. Such factors include, but are not limited to, the following: our ability to access sufficient capital to fund our operations, sell assets, repay our borrowing base deficiency, continue as a going concern and restructure our debt; fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts or sale of assets; future capital requirements and the availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; asset sales; negotiations with creditors; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs or operations; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

i

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

Standardized measure of discounted future net cash flows or the Standardized Measure. Under the Standardized Measure, future cash flows for the years ended December 31, 2015, 2014 and 2013 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

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

Working interest (“WI”). The operating interest that gives the owner the right to drill, produce and conduct activities on the property and a share of production.

v

PART I

Item 1. Business

In this Annual Report on Form 10-K, references to “we,” “us,” “our,” or the “Company” refer to TransAtlantic Petroleum Ltd. and its subsidiaries on a consolidated basis. Unless stated otherwise, all sums of money stated in this Annual Report on Form 10-K are expressed in U.S. Dollars.

Our Business

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2015, we held interests in approximately 880,000 and 567,000 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 29, 2016, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

Based on the reserves report prepared by DeGolyer and MacNaughton, independent petroleum engineers, our estimated proved reserves at December 31, 2015 in Turkey were approximately 13,457 Mboe, of which 80.4% was oil. Of these estimated proved reserves, 52.5% were proved developed reserves. As of December 31, 2015, the PV-10 and Standardized Measure, as calculated by the Company, of our proved reserves in Turkey were $222.5 million and $199.2 million, respectively. See “Item 2. Properties—Value of Proved Reserves” for a reconciliation of PV-10 to the Standardized Measure.

Recent Developments

Convertible Promissory Note. On December 30, 2015, we entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by Mr. Mitchell’s children and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum and matures on June 30, 2016. On December 30, 2015, we borrowed $3.6 million under the Note (the “Initial Advance”). The conversion price of the Initial Advance is $1.3755 per share.  The Initial Advance was used for general corporate purposes.  We can request subsequent advances of $500,000 under the Note prior to June 15, 2016. The Note is an unsecured obligation of the Company and is structurally subordinated to all indebtedness of our subsidiaries.

Senior Credit Facility Borrowing Base Deficiency.  Due to the significant decline in Brent crude oil prices during 2015, the borrowing base under the Company’s senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”) was decreased to $16.6 million effective December 30, 2015. The decline in the borrowing base resulted in a $15.5 million borrowing base deficiency under the Senior Credit Facility as of December 30, 2015.

On December 30, 2015, the lenders granted us a waiver of certain defaults under the Senior Credit Facility that existed as of December 30, 2015, including, among other things, the borrowing base deficiency.  The waiver is conditioned upon, among other things, no borrowing base deficiency existing as of March 31, 2016.

As of December 31, 2015, the Company had $32.1 million outstanding under the Senior Credit Facility and no availability and was not in compliance with the current ratio financial covenant in the Senior Credit Facility.  As of March 30, 2016, the borrowing base deficiency was $14.2 million.

We have negotiated a preliminary waiver of the existing defaults under the Senior Credit Facility and an extension of the borrowing base deficiency repayment obligation until at least September 30, 2016.  This preliminary waiver and extension is subject to the approval of the lenders’ respective credit committees.  The lenders have advised us that they will seek credit committee approval of the preliminary waiver and extension in early April 2016.  We cannot guarantee that this waiver and extension will be approved by our lenders.  Because we are currently in default under the Senior Credit Facility and will be unable to repay the borrowing base deficiency by March 31, 2016, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.  In addition, a payment default under the Senior Credit Facility could result in a cross default under our 13.0% convertible notes due 2017 (“Convertible Notes”).

Sale of Albania Operations. In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd. (“Stream”), to GBC Oil Company Ltd. (“GBC Oil”) in exchange for (i) the future payment of $2.3 million to Raiffeisen

Bank Sh.A (“Raiffeisen”) to pay down a term loan facility (the “Term Loan Facility”) dated as of September 17, 2014 between Stream’s wholly-owned subsidiary, TransAtlantic Albania Ltd. (“TransAtlantic Albania”), and Raiffeisen, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  TransAtlantic Albania owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and $12.9 million of associated liabilities (the “Delvina Gas Liabilities”) to Delvina Gas Company, Ltd. (“Delvina Gas”), our newly formed, wholly-owned subsidiary, to be effective immediately upon receipt of required contractual consents.  There is no assurance that we will be able to obtain the required contractual consents.  In addition, we agreed to indemnify GBC Oil and Stream for the Delvina Gas Liabilities.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.

Our Properties and Operations

Summary of Geographic Areas of Operations

The following table shows net reserves information as of December 31, 2015:

		Proved
	Proved Developed	Undeveloped	Total Proved	Probable Reserves	Possible Reserves
	Reserves (Mboe)	Reserves (Mboe)	Reserves (Mboe)	(Mboe)	(Mboe)
Turkey	7,061	6,396	13,457	14,307	22,995
Albania(1)	4,241	938	5,179	15,439	13,601

(1)

As of December 31, 2015, we have classified our Albanian assets and liabilities as held for sale and presented the operating results within discontinued operations for all periods presented in our consolidated financial statements in this Annual Report on Form 10-K.  In February 2016, we sold all of the outstanding equity in Stream to GBC Oil.  Stream’s wholly owned subsidiary, TransAtlantic Albania, owns all of our former Albanian assets and operations.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and the Delvina Gas Liabilities to Delvina Gas to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.

Turkey

As of December 31, 2015, we held interests in 18 onshore and offshore exploration licenses and 25 onshore production leases covering a total of 1.4 million gross acres (880,000 net acres) in Turkey. As of December 31, 2015, we had total net proved reserves of 10,815 Mbbl of oil and 15,847 Mmcf of natural gas, net probable reserves of 10,931 Mbbl of oil and 20,253 Mmcf of natural gas and net possible reserves of 11,205 Mbbl of oil and 70,739 Mmcf of natural gas in Turkey. During 2015, our average wellhead production was approximately 5,128 net Boepd of oil and natural gas in Turkey. The following summarizes our core producing properties in Turkey:

Southeastern Turkey. During 2015, substantially all of our oil production was concentrated in southeastern Turkey, primarily in the Arpatepe, Bahar, Goksu and Selmo oil fields. These fields are located southwest of the Turkish portion of the Zagros fold belt. The Zagros fold belt includes prolific oil trends that extend from Iran and Iraq into Turkey.

We hold a 100% working interest in the Selmo production lease, which expires in June 2025. The Selmo oil field is the second largest oil field in Turkey in terms of historical cumulative production and is responsible for the largest portion of our current crude oil production. We expanded our waterflood program and executed several low-cost production optimizations in the Selmo field in 2015.  We believe secondary recovery will continue to increase production recovery from the field. For 2015, our net wellhead production of crude oil from the Selmo field was 934,777 Bbls at an average rate of approximately 2,561 Bbl/d. Turkiye Petrolleri Anonim Ortakligi (“TPAO”), a Turkish government-owned oil and natural gas company, and Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchase all of our crude oil production from the Selmo oil field, which is transported by truck to their neighboring facilities. At December 31, 2015, we had 69 gross and net producing wells in the Selmo oil field.

We hold a 100% working interest in each of our three Molla exploration licenses, which contain the Goksu and Bahar oil fields. In the Goksu field, we are primarily targeting the Mardin formation, and in the Bahar field, we are primarily targeting the Bedinan and

Hazro formations. In 2015, we drilled three wells, completed one well, and completed one re-entry well as a water injection well in the Bahar field. For 2015, our wellhead production of crude oil from the Molla exploration licenses was 491,090 Bbls at an average rate of approximately 1,345 Bbl/d. At December 31, 2015, we had six gross and net producing wells on the Molla exploration licenses.

We hold a 50% working interest in our Arpatepe production lease and exploration license. For 2015, our wellhead production of crude oil from the Arpatepe field was 51,527 Bbls at an average rate of approximately 141 Bbl/d. At December 31, 2015, we had seven gross (3.5 net) producing wells on the Arpatepe production lease. We became the operator of the Arpatepe production lease in December 2015.

Northwestern Turkey. Substantially all of our natural gas production is concentrated in the Thrace Basin, which is one of Turkey’s most productive onshore natural gas regions. It is located in northwestern Turkey near Istanbul.

Bulgaria

As of December 31, 2015, we held interests in one onshore exploration license and one onshore production concession covering a total of 567,106 acres in Bulgaria. During 2015, we had no production in Bulgaria.  At December 31, 2015, we had no reserves in Bulgaria.

Albania

In November 2015, we launched a marketing process for the sale of all of our oil and natural gas assets and operations in Albania.  Accordingly, as of December 31, 2015, we have classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented in our consolidated financial statements included in this Annual Report on Form 10-K.

In February 2016, we sold all of the outstanding equity in Stream to GBC Oil.  Stream’s wholly owned subsidiary, TransAtlantic Albania, owns all of our former Albanian assets and operations.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and the Delvina Gas Liabilities to Delvina Gas to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.  See “—Recent Developments.”

Current Operations

As of March 24, 2016, our net wellhead production in Turkey was an aggregate of approximately 3,750 Bbl/d, primarily from the Selmo production lease, Arpatepe production lease and Molla exploration licenses, and approximately 5.7 Mmcf/d of natural gas, primarily from our various Thrace Basin production leases and exploration licenses.

In January 2016, we completed the Bahar-7 and Bahar-9 wells in the Bedinan formation.  The initial production rate on the Bahar-7 well was approximately 570 Bbl/d of oil and 300 Mmcf/d of natural gas.  The Bahar-9 well tested both oil and water and was temporarily plugged back.  In February 2016, we completed the Hazro formation in the Bahar-9 well, which had an initial production rate of approximately 100 Bbl/d of oil.  We expect to commingle producing zones when our electrification and our artificial lift program is completed later in 2016.  We are continuing our well optimization work program in the Selmo oil field and have been able to stem natural decline as a result.

Planned Operations

We expect our net field capital expenditures for 2016 to range between $5.0 million and $15.0 million. Given the market conditions and our limited access to capital, our 2016 development plan may be limited to drilling obligation wells and performing low cost, high return well optimizations.  We expect net field capital expenditures during 2016 to include approximately $5.0 million of drilling and completion expense for gross obligation wells to hold our most promising licenses in Turkey. We expect cash on hand and cash flow from operations will be sufficient to fund our 2016 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2016 capital expenditure budget is subject to change.

Principal Markets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), we had three reportable geographic segments during 2015: Turkey, Albania and Bulgaria. For financial information about our operating segments and geographic areas, refer to “Note 12—Segment information” to our consolidated financial statements.

Customers

Oil. During 2015, 56.6% of our oil production was concentrated in the Selmo field in Turkey. TUPRAS purchases the majority of our oil production. During 2015, we sold $63.0 million of oil to TUPRAS, representing approximately 74.0% of our total revenues. We sell all of our southeastern Turkey oil to TUPRAS pursuant to a domestic crude oil purchase and sale agreement. Under the purchase and sale agreement, TUPRAS purchases oil produced by us and delivered to our Boru Hatlari ile Petrol Tasima A.S. (“BOTAŞ”) Batman tanks and to the BOTAŞ Dörtyol plant. The price of the oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. The purchase and sale agreement automatically renews for successive one-year terms unless earlier terminated in writing by either party. No other purchasers of our oil accounted for more than 10% of our total revenues.

Natural Gas. During 2015, no purchasers of our natural gas accounted for 10% or more of our total revenues.

Competition

We operate in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a number of other companies, including U.S.-based and international companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas seeking oil and natural gas exploration licenses and production licenses and leases and acquiring desirable producing properties or new leases for future exploration.

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

For unconventional reservoirs, including the Mezardere formation in the Thrace Basin, a typical fracture stimulation consists of injecting between 20,000 and 100,000 gallons of fluid that contain between 10,000 and 150,000 pounds of sand. Fluids vary depending on formation and treatment objective but, in general, are either slickwater (fresh water with salt and friction reducer) or a gelled fluid containing organic polymers with a 4% potassium chloride solution and required breakers. Fracture stimulations in Molla are conducted in a low permeability reservoir. These stimulations generally consist of injecting between 20,000 and 100,000 gallons of fluid that contain between 10,000 and 100,000 pounds of sand. Fluids are generally a mixture of slickwater and gells, which is typical in  stimulation. The size of fracture stimulation treatments is dependent on net pay thickness and the proximity of the hydrocarbon zones of interest to water bearing zones.

Although the cost of each well will vary, on average approximately 30% of the total cost of drilling and completing a well in the unconventional Mezardere formation in the Thrace Basin and approximately 15% of the total cost of completing a well at Selmo is associated with stimulation activities. We account for these costs as typical drilling and completion costs and include them in our capital expenditure budget.

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

In the Thrace Basin, Selmo and Molla, we have access to water resources which we believe will be adequate to execute any stimulation activities that we may perform in the future. We also employ procedures for environmentally friendly disposal of fluids recovered from fracture stimulation, including recycling approximately 50% of these fluids.

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

There has been a surge in interest among the media, government regulators and private citizens concerning the possible negative environmental and geological effects of fracture stimulation. Some have alleged that fracture stimulation results in the contamination of aquifers and may even contribute to seismic activity. In January 2012, the government of Bulgaria enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria and imposed large monetary penalties on companies that violate that ban.  There is a risk that Turkey could at some point impose similar legislation or regulations. Such legislation or regulations could severely impact our ability to drill and complete wells, and could increase the cost of planning, designing, drilling, completing and operating wells. We are committed to complying with legislation and regulations involving fracture stimulation wherever we operate.

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

Insurance

We currently carry general liability insurance and excess liability insurance, including pollution insurance, with a combined annual limit of $22.0 million per occurrence and $24.0 million in the aggregate. These insurance policies contain maximum policy limits and are subject to customary exclusions and limitations. Our general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if, the general liability insurance per occurrence limit is reached.  We also maintain control of well insurance. Our control of well insurance has a per occurrence and combined single limit of $15.0 million and is subject to deductibles ranging from $150,000 to $500,000 per occurrence.  We will continue to monitor our insurance coverage and will maintain appropriate levels of insurance to satisfy applicable regulations, as well as maintain levels of insurance appropriate for prudent operations within the industry in which we operate.

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

Employees

As of December 31, 2015, we employed 402 people in Albania, 178 people in Turkey, 39 people in Addison, Texas and three people in Bulgaria. Approximately 38 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with the Petroleum, Chemical and Rubber Workers Union of Turkey (“PETROL-IS”). Approximately 36 of our employees at another of our subsidiaries operating in Turkey were represented by a separate collective bargaining agreement with PETROL-IS. We consider our employee relations to be satisfactory.

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

Executive Officers of the Registrant

The following table and text sets forth certain information with respect to our executive officers as of March 1, 2016:

Name	Age	Positions
N. Malone Mitchell 3rd	54	Chairman and Chief Executive Officer
Todd C. Dutton	62	President
Wil F. Saqueton	46	Vice President and Chief Financial Officer
Chad D. Burkhardt	41	Vice President, General Counsel and Corporate Secretary
Harold “Lee” Muncy	63	Vice President of Geosciences

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

Todd C. Dutton has served as our president since May 2014.  Mr. Dutton has served as president of Longfellow Energy, LP ("Longfellow"), a Dallas, Texas-based independent oil and natural gas exploration and production company owned by the Company's chairman and chief executive officer, N. Malone Mitchell 3rd and his family, since January 2007, where his primary responsibility is to originate and develop oil and natural gas projects. He brings 39 years of experience in the oil and natural gas industry, focusing on exploration, acquisitions and property evaluation. He has served in various supervisory and management roles at Texas Pacific Oil Company, Coquina Oil Corporation, BEREXCO INC. and Riata Energy, Inc. Mr. Dutton earned a B.B.A. in Petroleum Land Management from the University of Oklahoma.

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

Chad D. Burkhardt has served as the Company’s vice president, general counsel and corporate secretary since August 2015.  From 2008 until August 2015, Mr. Burkhardt served as partner in the corporate department of Baker Botts L.L.P., where he advised clients on various corporate transactions including corporate securities offerings, mergers and acquisitions and various public company filings.  Mr. Burkhardt brings significant cross-border and international transaction experience from a variety of industries ranging from oil and gas exploration, midstream, and oil field services to high-tech and start-up transactions. Mr. Burkhardt is a graduate of Duke University School of Law.

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

Item 1A. Risk Factors

Risks Related to Our Business

We are currently in default under our Senior Credit Facility, and our Senior Credit Facility lenders could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

As of December 31, 2015, we had $32.1 million outstanding under the Senior Credit Facility and no availability and were not in compliance with the current ratio financial covenant in the Senior Credit Facility.

In addition, we had a borrowing base deficiency as of December 30, 2015.  On December 30, 2015, the lenders granted us a waiver of certain defaults under the Senior Credit Facility that existed as of December 30, 2015, including, among other things, the borrowing base deficiency. The waiver is conditioned upon, among other things, no borrowing base deficiency existing as of March 31, 2016. As of March 30, 2016, the borrowing base deficiency was $14.2 million.  We will not be able to repay the borrowing base deficiency by March 31, 2016.  A payment default under the Senior Credit Facility could result in a cross default under the Convertible Notes.

As a result of our current rational financial covenant default under the Senior Credit Facility or our future failure to repay the borrowing base deficiency on or before March 31, 2016, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

The prevailing commodity price environment may require us to sell certain assets, restructure our debt, raise additional capital or seek bankruptcy protection.

Our current liquidity position is very constrained.  Even if we obtain the funds to repay our borrowing base deficiency, we would need some form of debt restructuring, capital raising effort or asset sale in order to fund our operations and meet our substantial debt service obligations of approximately $41.9 million in 2016 and $55.0 million in 2017. Our management is actively pursuing improving our working capital position and/or reducing our future debt service obligations in order to remain a going concern for the foreseeable future. If we are unable to restructure our outstanding debt, obtain additional debt or equity financing, or raise adequate proceeds from sales of assets, we may not be able to make payments on our indebtedness, our secured lenders could foreclose against the assets securing their borrowings or freeze our accounts, and we may find it necessary to file a voluntary petition for reorganization relief in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.

There is substantial doubt about our ability to continue as a going concern.

We incurred a net loss from continuing operations for the fiscal year ended December 31, 2015 of $26.7 million. In addition, we had a working capital deficit (excluding assets and liabilities held for sale) of $30.1 million at December 31, 2015. We continue to experience decreased liquidity as a result of the decline in oil and natural gas commodity prices and other factors discussed below.  As of March 30, 2016, we had a borrowing base deficiency of $14.2 million under the Senior Credit Facility that must be repaid by March 31, 2016 and were not in compliance with the current ratio financial covenant as of December 31, 2015.  We will not be able to repay the borrowing base deficiency by March 31, 2016.  Consequently, we have undertaken marketing effects with respect to certain assets to fund our operations and debt obligations. However, proceeds from these potential asset sales may not provide sufficient liquidity to fund operations and debt obligations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

Oil prices have decreased substantially from historic highs and may remain depressed for the foreseeable future. The decline in oil prices has materially and adversely affected our cash generated from operations, results of operations, financial position, our ability to repay our debt, and the trading price of our common shares.

Since the second half of 2014, oil prices have declined significantly. As a result of the decrease in oil prices, we incurred an impairment of proved oil and natural gas properties and exploratory well costs of $16.0 million, not including an impairment on goodwill of $5.5 million, during the year ended December 31, 2015, which reduced earnings and shareholders’ equity. In addition, as a result of decreased oil and natural gas prices, our borrowing base under the Senior Credit Facility was reduced, which resulted in a borrowing base deficiency of $14.2 million as of March 30, 2016.

We may incur additional impairments of our oil and natural gas properties and experience continued constrained liquidity if prices do not increase. The possibility and amounts of any future impairments or losses are difficult to predict, and will depend, in part, upon future oil and natural gas prices. If prices for oil continue to remain depressed for lengthy periods, we may be required to write down the value of our oil and natural gas properties, and some of our current projects may no longer be economically viable. In addition, sustained low prices for oil will negatively impact the value of our estimated proved reserves and reduce the amounts of cash we would otherwise have available to fund the drilling of obligation wells, pay expenses and service our indebtedness. If we are unable to fund the drilling of some or all of our obligation wells, we could lose some or all of our licenses.

We have a history of losses and may not achieve consistent profitability in the future.

We have incurred substantial losses in prior years. During 2015, we generated a net loss from continuing operations of $26.7 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays, and other unknown risks.

Our Senior Credit Facility contains various restrictive covenants that limit our management’s discretion in the operation of our business and could lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our Senior Credit Facility may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

In addition, the Senior Credit Facility requires us to maintain specified financial ratios and tests.  Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios required by the Senior Credit Facility and could result in an event of default under the Senior Credit Facility.  As of December 31, 2015, we were not in compliance with the current ratio financial covenant in the Senior Credit Facility, which is an event of default.

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

TUPRAS purchases all of our oil production from Turkey, representing 74.0% of our total revenues in 2015. If TUPRAS reduces its oil purchases or fails to purchase our oil production, or there is a material non-payment, our results of operations could be materially and adversely affected. TUPRAS may be subject to its own operating risks that could increase the risk that it could default on its obligations to us. Under Turkish law, TUPRAS is obligated to purchase all of our oil production in Turkey, and we are prohibited from selling any of our oil produced in Turkey to any other customer. Pursuant to a purchase and sale agreement with TUPRAS, the price of oil delivered to TUPRAS is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. Changes to Turkish law could adversely affect our business and results of operations.

A significant failure of our computer systems may increase our operating costs or otherwise adversely affect our business.

We depend upon our computer systems to perform accounting and administrative functions as well as manage other aspects of our operations. We maintain normal backup polices with respect to our computer systems and networks.  Nevertheless, our computer systems and networks are subject to risks that may cause interruptions in service, including, but not limited to, security breaches, physical damage, power loss, software defects, hacking attempts, computer viruses and malware, lost data and programming and/or human errors. Significant interruptions in service, security breaches or lost data may have a material adverse effect on our business, financial condition or results of operations.

We could lose permits or licenses on certain of our properties in Turkey unless the permits or licenses are extended or we commence production and convert the permits or licenses to production leases or concessions.

At December 31, 2015, of our total net undeveloped acreage, 25.0% and 7.0% will expire during 2016 and 2017, respectively, unless we are able to extend the permits or licenses covering this acreage or commence production on this acreage and convert the permits or licenses into production leases or concessions. If our permits or licenses expire, we will lose our right to explore and develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.  In addition, if our liquidity continues to be constrained and we are not able to access additional capital, we may be unable to fund the drilling of some or all of our obligation wells, and we could lose some or all of our licenses.

Virtually all of our operations are conducted in Turkey and Bulgaria, and we are subject to political, economic and other risks and uncertainties in these countries.

Virtually all of our international operations are performed in the emerging markets of Turkey and Bulgaria, which may expose us to greater risks than those associated with U.S. or Canadian markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations:

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

During 2015, we derived 56.6% of our oil production from the Selmo oil field in southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq and Syria have experienced political, social, security and economic problems, terrorist attacks, insurgencies, war and civil unrest. Since December 2010, political instability has increased markedly in a number of countries in the Middle East and North Africa. As a result of the civil war in Syria, hundreds of thousands of Syrian refugees have fled to Turkey and more can be expected to cross the border as the conflict continues. Moreover, tensions continue between Turkey and Syria, and Turkey’s relations with Russia have recently deteriorated.

The current conflict with the terrorist group Islamic State in Iraq and Syria (“ISIS”), as well as tension in and involving the Kurdish regions of northern Iraq, which are contiguous to the region where our southeast Turkey licenses are located, may have political, social or security implications in Turkey or otherwise have a negative impact on the Turkish economy. Stability and security in Iraq deteriorated significantly since 2014 due to the conflict with ISIS.

Turkey has also experienced problems with domestic terrorist and ethnic separatist groups. For example, Turkey has been in conflict for many years with the People’s Congress of Kurdistan (formerly known as the PKK), an organization that is listed as a terrorist organization by states and organizations, including Turkey, the European Union and the United States.

In response to escalating violence, the United States has increased military operations against ISIS. In addition, Turkey has authorized military action, engaging in recent land and air strikes, against ISIS and PKK.  This instability has raised concerns regarding security in the region, including Turkey, and these situations may escalate in the future to more violent events.

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

As of December 31, 2015, approximately 39 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with PETROL-IS. In 2015, we negotiated a collective bargaining agreement with PETROL-IS covering approximately 41 employees at another of our subsidiaries operating in Turkey. Potential work disruptions from labor disputes with these employees could disrupt our business and adversely affect our financial condition and results of operations.

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

Risks Related to the Oil and Natural Gas Industry

Oil and natural gas prices are volatile. Continued or further declines in prices could adversely affect our financial condition, results of operations, cash flows, access to capital, and ability to grow.

Oil and natural gas prices historically have been volatile and may continue to be volatile in the future. Therefore, even if oil prices recover for a period of time, volatility will remain, and prices could move downward or upward on a rapid or repeated basis. The decline since late 2014 in oil and natural gas prices has reduced our revenue, cash flows and access to capital and, unless commodity prices improve, this trend will likely continue or worsen. Lower oil and natural gas prices also potentially reduce the amount of oil and natural gas that we can economically produce resulting in a reduction in the proved oil and natural gas reserves we could recognize. Thus, significant and sustained commodity price reductions could materially and adversely affect our financial condition and results of operations which could impact our ability to maintain or increase our current levels of borrowing, our ability to repay current or future indebtedness, our ability to refinance our current indebtedness or obtain additional capital on attractive terms.

The markets for crude oil and natural gas have historically been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

•	worldwide and domestic supplies of oil and gas, and the productive capacity of the oil and gas industry as a whole;
•	changes in the supply and the level of consumer demand for such fuels;
•	overall global and domestic economic conditions;
•	political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;
•	the availability and capacity of gathering, transportation, processing, and/or refining facilities in regional or localized areas that may affect the realized price for crude oil or natural gas;
•	the price and level of imports of crude oil, refined petroleum products, and liquefied natural gas;
•	weather conditions, including effects of weather conditions on prices and supplies in worldwide energy markets;
•	technological advances affecting energy consumption and conservation;
•	the ability of the members of the Organization of Petroleum Exporting Countries and other exporting countries to agree to and maintain crude oil prices and production controls;
•	the competitive position of each such fuel as a source of energy as compared to other energy sources;
•	strengthening and weakening of the U.S. Dollar relative to other currencies; and
•	the effect of governmental regulations and taxes on the production, transportation, and sale of oil, natural gas, and other fuels.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty, but in general we expect oil and gas prices to continue to fluctuate significantly.

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

Future price declines may result in further write-downs of our asset carrying values.

We follow the successful efforts method of accounting for our oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed.

The capitalized costs of our oil and natural gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net revenues, we generally must write down the costs of each depletion pool to the estimated fair value (discounted future net cash flows of that depletion pool). Any such charge will not affect our cash flow from operating activities, but will reduce our earnings and shareholders’ equity. For example, in the year ended December 31, 2015, as a result of significant declines in oil commodity prices, we incurred a loss of $16.0 million on proved impairment and exploratory well costs, not including an impairment on goodwill of $5.5 million. A further decline in oil or natural gas prices from current levels, or other factors, could cause a further impairment write-down of capitalized costs and a non-cash charge against future earnings. Once incurred, a write-down of oil and natural gas properties cannot be reversed at a later date, even if oil or natural gas prices increase.

We may be unable to acquire or develop additional reserves, which would reduce our cash flow and income.

In general, production from oil and natural gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration and development activities or in acquiring properties containing reserves, our reserves will generally decline as reserves are produced. Our oil and natural gas production is highly dependent upon our access to capital and our ability to economically find, develop or acquire reserves in commercial quantities.

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

Our future exploration, development and production activities may not be profitable or achieve our expected returns.

After oil and natural gas prices recover, the long-term performance of our business will depend upon our ability to identify, acquire and develop additional oil and natural gas reserves that are economically recoverable. Future success will depend upon our ability to acquire working and revenue interests in properties upon which oil and natural gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain additional proven oil and natural gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop additional oil and natural gas reserves or generate additional revenues. There are no assurances that additional oil and natural gas reserves will be identified or acquired on acceptable terms, or that oil and natural gas reserves will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

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

After oil and natural gas prices recover, our long-term success depends on the success of our exploration, development and production activities in each of our prospects. These activities are subject to numerous risks beyond our control, including the risk that we will be unable to economically produce our reserves or be able to find commercially productive oil or natural gas reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project unprofitable. Further, many factors may curtail, delay or prevent drilling operations, including:

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

At December 31, 2015, approximately 47.5% of our total estimated net proved reserves in Turkey were proved undeveloped reserves. Undeveloped reserves, by their nature, are significantly less certain than developed reserves. At December 31, 2015, we also had a significant amount of unproved reserves, which consist of probable and possible reserves. There is significant uncertainty attached to unproved reserves estimates. The discovery, determination and exploitation of undeveloped or unproved reserves requires significant capital expenditures and successful drilling and exploration programs. We do not currently have the funds available to develop our undeveloped reserves.  We may not be able to raise the additional capital that we need to develop these reserves. There is no certainty that we will be able to convert undeveloped reserves to developed reserves or unproved reserves into proved reserves or that our undeveloped or unproved reserves will be economically viable or technically feasible to produce.

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

We operate in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a number of other companies, including U.S.-based and foreign companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in seeking oil and natural gas exploration licenses and production licenses, and acquiring desirable producing properties or new leases for future exploration.

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

As of March 29, 2016, Mr. Mitchell beneficially owned approximately 36% of our outstanding common shares. In addition, persons and entities affiliated with Mr. Mitchell participated in our offering of $55.0 million aggregate principal amount of Convertible Notes and have the right to convert their Convertible Notes to common shares subject to the terms and conditions of the Convertible Notes.  Dalea Partners, LP, an affiliate of Mr. Mitchell, purchased $2.0 million of the Convertible Notes; trusts benefitting Mr. Mitchell’s four children each purchased $2.0 million of the Convertible Notes; Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse, purchased $10.0 million of the Convertible Notes; and a trust benefitting Barbara and Terry Pope, Mr. Mitchell’s sister-in-law and brother-in-law, purchased $200,000 of the Convertible Notes.  Also, on December 30, 2015, we entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings L.P. (“ANBE”), an entity owned by the children of Mr. Mitchell, and controlled by an entity managed by Mr. Mitchell and his wife.  ANBE has the right to convert the principal amount outstanding under the Note to common shares ($3.6 million as of December 31, 2015) subject to the terms and conditions of the Note.   As a result, Mr. Mitchell could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with your interests or the interests of our other shareholders.

We may seek to raise additional funds or restructure our debt by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our common shares.

We may seek to raise additional funds or restructure our debt by issuing common shares, preferred shares, or securities convertible into or exercisable for common shares, that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our common shares. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common shares. Any issuances by us of equity securities may be at or below the prevailing market price of our common shares and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common shares to decline. We may also raise additional funds through the incurrence of convertible debt or the issuance or sale of other securities or instruments senior to our common shares. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over common shareholders, it may negatively impact the trading price of our common shares and you may lose all or part of your investment.

The value of our common shares may be affected by matters not related to our own operating performance.

The value of our common shares may be affected by matters that are not related to our operating performance and which are outside of our control. These matters include the following:

•	general economic conditions in the United States, Turkey, Bulgaria and globally;
•	industry conditions, including fluctuations in the price of oil and natural gas;
•	governmental regulation of the oil and natural gas industry, including environmental regulation and regulation of fracture stimulation activities;
•	fluctuation in foreign exchange or interest rates;
•	liabilities inherent in oil and natural gas operations;
•	geological, technical, drilling and processing problems;
•	unanticipated operating events which can reduce production or cause production to be shut in or delayed;
•	failure to obtain industry partner and other third-party consents and approvals, when required;
•	stock market volatility and market valuations;
•	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;
•	the need to obtain required approvals from regulatory authorities;
•	worldwide supplies and prices of, and demand for, oil and natural gas;
•	political conditions and developments in each of the countries in which we operate;
•	political conditions in oil and natural gas producing regions;
•	revenue and operating results failing to meet expectations in any particular period;
•	investor perception of the oil and natural gas industry;
•	limited trading volume of our common shares;
•	announcements relating to our business or the business of our competitors;
•	the sale of assets;
•	the issuance of common shares, debt or other securities;
•	our liquidity; and
•	our ability to raise additional funds or restructure our debt.

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

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to our indebtedness and to satisfy any other debt obligations will depend on commodity prices, our ability to raise capital and our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Turkey

General. As of December 31, 2015, we held interests in 18 onshore and offshore exploration licenses and 25 onshore production leases covering a total of approximately 1.4 million gross acres (approximately 880,000 net acres) in Turkey. We acquired our interests in Turkey through acquisitions, as well as through farm-in agreements with existing third-party license holders and through applications submitted to the Turkish General Directorate for Petroleum Affairs (the “GDPA”), the agency responsible for the regulation of oil and natural gas activities under the Ministry of Energy and Natural Resources in Turkey.

The following map shows our interests in Turkey:

TURKEY LICENSE STATUS
Ukraine
Romania
Russia
Bulgaria
Georgia
Azerbaijan
Armenia
Iran
Iraq
Syria
Lebanon
Israel
Jordan
Saudi Arabia
Egypt
Greece
Cyprus
Black Sea
Mediterranean Sea
Aegean Sea
ANKARA
Turkey
Bakirler 4128
Karaevli 3834
Osmanli 3831
Gaziantep
N39-a1,a4
N39-d1,d2
Molla's 4845&4174
West Molla 5046
Bismil 4239
Arpatepe 5025
Arpatepe 5003 prod.
Selmo 829 prod.
dil 4642
Bakuk 5064
Bakuk 5043 prod.
Legend
Licenses
TAT Licenses & JV
Production Leases
0 50 100 200 300 400 Kilometers

Reserves. As of December 31, 2015, we had total net proved reserves of 10,815 Mbbl of oil and 15,847 Mmcf of natural gas, net probable reserves of 10,931 Mbbl of oil and 20,253 Mmcf of natural gas and net possible reserves of 11,205 Mbbl of oil and 70,739 Mmcf of natural gas in Turkey.

Equipment Yards. As of December 31, 2015, we leased equipment yards in Muratli, Diyarbakir and Tekirdag and owned equipment yards at Selmo and Edirne.

Commercial Terms. Turkey’s fiscal regime for oil and natural gas licenses is presently comprised of royalties and income tax. The royalty rate is 12.5% and the corporate income tax rate is 20%. Our revenue from the Selmo oil field is subject to an additional 10% royalty, which is offset by the amount of exploration expense that TEMI and DMLP, the owners of our interest in the Selmo oil field, incur in Turkey. As of December 31, 2015, our carryforward exploration credit from TEMI and DMLP was $56.5 million and $6.2 million, respectively.  If those exploration expenses do not equal or exceed the amount of this additional 10% royalty, we would owe the difference. Dividends repatriated from Turkey would be subject to a withholding tax rate of 15% unless reduced by a tax treaty. There is also an 18% value added tax. However, for exploration licenses, no value added tax is assessed on drilling, completion, workover, seismic and geologic activities.

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

Northwestern Turkey. The following map shows our interests in northwestern Turkey at December 31, 2015:

BULGARIA
GREECE
Balck Sea
Mediterranean Sea
Habiller
4037
Edirne
3839
Edirne (prod.) E17-b4-1
E17-c1-1, E17-c2-1
Alpullu
3599-4794 (prod)
Adatepe
5016
Gocerler
4288
Temrez
4861
Gocerler
4200 (prod.)
Adatepe
4959 (prod.)
DoguAdatepe
F19-b4-1 (prod.)
Hayrabolu
2926 (prod)
Gelindere
3659 (prod)
Alakoy
5122 (prod)
Banarli (prod.)
5059
Karanfiltepe
5151
Malkara
4532
Senova
3858
Osmanli
3931
Karaevli
3934
Bekirler
4126
Istanbul
Gazioglu
3861 (prod.)
BatiKaraevli F19-d4-2 (prod.)
Kayi F19-d4-1 (prod.)
Tekirdag
3860 (prod.)
BatiKayi F18-c3-1 (prod.)
Osmanli F18-c4-2 (prod.)
Gelibolu
Legend
TAT Licenses & JV
Production Leases
0 10 20 30 40 50
Kilometers

Adatepe (Production Lease 4959 and License 5016). We own a 50% working interest in Production Lease 4959 and License 5016, which cover approximately 3,086 gross acres and 117,000 gross acres, respectively. As of December 31, 2015, we had six gross (three net) producing wells on the Adatepe Production Lease. We are the operator of Production Lease 4959 and License 5016. The current terms of Production Lease 4959 and License 5016 expire in September 2031 and January 2016, respectively.  We are evaluating extension options for License 5016, and Production Lease 4959 has extensions available under the petroleum law.

Alpullu (Production Lease 4794) and Temrez (Licenses F17B3, F18A3, F18A4, and F18B4). We own a 100% working interest in the Alpullu Production Lease and the Temrez Licenses, which cover approximately 3,158 acres and 134,296 acres, respectively. As of December 31, 2015, we had nine gross (8.8 net) producing wells on the Alpullu Production Lease. We plan to maintain production to satisfy our obligation on the Alpullu Production Lease. We are the operator of the Alpullu Production Lease and the Temrez License, which expire in September 2028 and July 2020, respectively, with extensions available under the petroleum law.

Atakoy (Production Lease 5122). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in Production Lease 5122, which covers approximately 440 gross acres. As of December 31, 2015, we had 14 gross (5.8 net) producing wells on the Atakoy production lease. We plan to maintain production to satisfy our obligation on Production Lease 5122. We are the operator of Production Lease 5122, which expires in November 2032, with extensions available under the old and new petroleum laws.

Banarli (Production Lease 5059). We own a 50% working interest in Production Lease 5059, which covers approximately 4,608 gross acres. As of December 31, 2015, we had one gross (0.5 net) producing well on the Banarli Production Lease. We plan to maintain production to satisfy our obligation on Production Lease 5059. We are the operator of Production Lease 5059, which expires in February 2032, with extensions available under the petroleum law.

Bekirler (License 4126). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in License 4126, which covers approximately 124,000 gross acres. We are the operator of License 4126, which expired in December 2015, but we have filed an application to convert the productive areas into a new production lease.

Dogu Adatepe (Production Lease F19-b4-1). We own a 50% working interest in the Dogu Adatepe Production Lease, which covers part of our former Cayirdere license. The lease covers approximately 4,000 gross acres and expires in October 2017, with an additional 28 years of extensions under the new petroleum law available with the maintenance of production on the production lease.

Edirne Production Leases and Habiller Production Lease. We own a 55% working interest in three Edirne Production Leases and a 100% working interest in the Habiller Production Lease, which cover an aggregate of approximately 65,000 gross acres. As of December 31, 2015, we had 20 gross (14.7 net) producing wells on the Edirne and Habiller Production Leases. We are the operator of the Edirne Production Leases and the Habiller Production Lease which expire in 2034 and March 2020, respectively, with extensions available under the petroleum law.

Gocerler (Production Lease 4200 and License 4288). We own a 50% working interest in Production Lease 4200 and License 4288, which cover approximately 3,363 gross acres and 119,000 gross acres, respectively. As of December 31, 2015, we had seven gross (3.5 net) producing wells on the Gocerler Production Lease and 13 gross (6.4 net) producing wells on License 4288. We plan to drill one well in 2016 on License 4288 to satisfy the work program for License 4288 and we plan to maintain production to satisfy our obligations on Production Lease 4200. We are the operator of Production Lease 4200 and License 4288, which expire in May 2023 and August 2017, respectively, with extensions available under the petroleum law.

Hayrabolu (Production Lease 2926). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in Production Lease 2926, which covers approximately 12,400 gross acres. As of December 31, 2015, we had 16 gross (6.6 net) producing wells on the Hayrabolu Production Lease. We plan to maintain production which satisfies our obligation on Production Lease 2926. We are the operator of Production Lease 2926, which expires in February 2020, with one ten-year extension available under the old and new petroleum laws.

Karaevli (Production Lease). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in the Karaevli Production Lease, which covers approximately 8,500 gross acres. As of December 31, 2015, we had seven gross (2.9 net) producing wells on the Karaevli lease. We are the operator of the Karaevli Production Lease.  The Karaevli Production Lease expires in November 2020, with extensions available under the petroleum law.  We have submitted an application for another Karaevli Production Lease covering approximately 15,800 gross acres, which is pending.

Karanfiltepe (Licenses F17c-2,3 and F18d-1,2,4). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in the Karanfiltepe licenses, which cover approximately 160,000 gross acres. As of December 31, 2015, we had five gross (2.1 net) producing wells on the Karanfiltepe licenses. We are the operator of the Karanfiltepe licenses, which expire in June 2020, with extensions available under the petroleum law.

Osmanli Production Leases. We own 41.5%, subject to a 0.415% overriding royalty interest, in six Osmanli Production Leases, which cover approximately 107,000 gross acres. As of December 31, 2015, we had 114 gross (47.3 net) producing wells on the Osmanli Production Leases.  We are the operator of the Osmanli Production Leases, which will not expire for 40 years if production is maintained.

Tekirdag (Production Lease 3860) and Gazioglu (Production Lease 3861). We own a 41.5% working interest, subject to a 0.415% overriding royalty interest, in Production Leases 3860 and 3861, which cover an aggregate of approximately 4,300 gross acres. As of December 31, 2015, we had 67 gross (28.2 net) producing wells on the Tekirdag and Gazioglu Production Leases. We plan to maintain production to satisfy our obligation on Production Leases 3860 and 3861. We are the operator of Production Leases 3860 and 3861, which expire in December 2023 and December 2021, respectively, with extensions available under the petroleum law.

Southeastern Turkey. The following map shows our interests in southeastern Turkey at December 31, 2015:

VI
Gumushane
Erzincan
Sivas
Kayseri
Tuncell
Black Sea
TURKEY
Mediterranean Sea
Malatya
Elazig
TURKEY
Bitlis
Selmo 829 prod.
X
West Molla 5046
Diyarbakir
Molla 4845
Batman
XI
Bismil 4239
K. Maras
XII
Adiyaman
Molla 4174
Siirt
Gaziantep
N39-a1,a4
N39-d1,d2
Arpatepe 5025 exp.
Arpatepe 5003 prod.
Idil 4642
Bakuk 5043 prod.
Mardin
Adana
Sanliurfa
Bakuk 5064 exp.
Gaziantep
Legend
TAT Licenses & JV
Oil - Production Lease
Gas - Production Lease
SYRIA
IRAQ
0 25 50 100
Kilometers

Arpatepe (Production Lease 5003 and License 5025). We own a 50% working interest in Production Lease 5003 and License 5025, which cover approximately 11,200 and 84,800 gross acres, respectively. For 2015, our wellhead production of oil from the Arpatepe field was 51,527 Bbls of oil, at an average rate of approximately 141 Bbl/d. As of December 31, 2015, we had seven gross (3.5 net) producing wells on the Arpatepe production lease. We are the operator of Production Lease 5003 and License 5025, which expire in November 2028 and February 2016, respectively, with extensions available under the old and new petroleum laws.  We are working on establishing production and extending License 5025 for at least two years.

Bakuk (License 5064 and Production Lease 5043). We own a 50% working interest in License 5064 and Production Lease 5043. The exploration license covers approximately 61,000 gross acres, and the production lease covers approximately 34,400 gross acres. Production continues from the Bakuk-101 well, and we are evaluating additional offset well locations. Tiway Turkey, Ltd. (“Tiway”) is the operator of License 5064 and Production Lease 5043, which expire in June 2016 and January 2032, respectively, with extensions available under the petroleum law.

Bati Yasince Production Lease (Lease M45A1-1). We own a 100% working interest in the Bati Yasince Production Lease, which covers approximately 7,200 gross acres. We drilled the Bati Yasince-1 discovery well in the fourth quarter of 2014, which was producing oil as of December 31, 2015. We are the operator of the lease, which expires in 2035 with two 10 year extensions available under the petroleum law.

Gaziantep (Gaziantep Licenses). We own a 62.5% working interest in the Gaziantep Licenses, subject to a 0.313% overriding royalty interest, which cover an aggregate of 152,000 gross acres. We are the operator of the Gaziantep Licenses, which expire in October 2019. We are currently evaluating additional prospects on the Gaziantep Licenses, including an offset to the Alibey-1H discovery well.

Idil (License 4642). We own a 50% working interest in License 4642, which covers approximately 123,000 gross acres. In February 2014, we entered into a farm-out agreement with Onshore Petroleum Company AS (“Onshore”). We are the operator of License 4642, which expires in October 2016.

Molla (Licenses 4174 and 4845) and West Molla (License 5046). We own a 100% working interest in Licenses 4174, 4845 and 5046, which cover an aggregate of approximately 109,000 gross acres. As of December 31, 2015, we had six gross and net wells producing on the Molla licenses. We continue to interpret the 800 sq. km. 3D seismic data to delineate prospects on the Molla licenses. We are the operator of Licenses 4174, 4845 and 5046, which expire in June 2016, March 2017 and June 2016, respectively, with extensions available under the old and new petroleum laws.

Selmo (Production Lease 829). We own a 100% working interest in Production Lease 829, which covers 8,900 acres and includes the Selmo oil field. As of December 31, 2015, there were 69 gross and net producing wells on the Selmo production lease. For 2015, our wellhead production of oil in the Selmo field was approximately 934,777 Bbls of oil, at an average rate of approximately 2,561 Bbl/d. We are the operator of Production Lease 829, which expires in June 2025.

Bulgaria

General. As of December 31, 2015, we held interests in one onshore exploration permit and one onshore production concession in Bulgaria. We acquired all of our Bulgarian interests through the purchase of Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”) in February 2011. In January 2012, the Bulgarian Parliament enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria. The legislation also had the effect of preventing conventional drilling and completion activities. In June 2012, the Bulgarian Parliament amended the legislation to clarify that conventional drilling and completion activities were not intended to be affected by the law. As long as this legislation remains in effect, our unconventional natural gas exploration, development and production activities in Bulgaria will be significantly constrained. The following map shows our interests in Bulgaria at December 31, 2015:

200000
250000
300000
4850000
4800000
Romania
DANUBE
OLT
N
OSUM
OGOSTA
Montana
Koynare Concession
Deventci-R1
Deventci-R2
Serbia
Bulgaria
Lovec
Stefanetz Application
Legend
Wells
Rivers
Koynare Concession
Stefanetz Application
ISKUR
Sofia
0
10
20
30
Kilometers

Reserves. As of December 31, 2015, there were no economic reserves associated with our properties in Bulgaria.

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

Resident companies which remit dividends outside of Bulgaria are subject to a dividend withholding tax between 10% and 15%, depending on the proportion of the capital owned by the recipient. No customs duty is payable on the export of petroleum, nor is customs duty payable on the import of material necessary to conduct petroleum operations. There is also a 20% value added tax. Oil is priced at market while natural gas is tied to a bundle pricing based in part on the import price and in part on the domestic price.

Licensing Regime. The licensing process in Bulgaria for oil and natural gas concessions occurs in two stages: exploration permit and then production concession.

Under an exploration permit, the government grants exploration rights for a term of up to five years to conduct seismic and other exploratory activities, including drilling. The recipient of an exploration permit commits to a work program and posts a bank guarantee in the amount of the estimated cost for the program. The area covered by an onshore exploration permit may be as large as 5,000 square kilometers. The exploration permit may be extended for up to two additional two-year terms, subject to fulfillment of minimum work programs, and may be extended for an additional one-year term in order to appraise potential geologic discoveries. Interests under an exploration permit are transferable, subject to government approval. The permit holder is required to pay an annual area fee equal to 40 Bulgarian Lev (approximately $25 at December 31, 2015) per square kilometer, or 40 Bulgarian Lev (approximately $25 at December 31, 2015) per square kilometer in the event the permit term is extended.

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

Koynare. We own a 100% working interest, subject to a 3.02% overriding royalty interest and Koynare Development Ltd.’s (“KDL”) 50% farm-in interest, in the Koynare production concession covering approximately 163,000 acres. The Koynare Concession Area contains the Deventci-R1 well, where we discovered a reservoir in the Jurassic-aged Ozirovo formation at a depth of approximately 13,800 feet, which the Bulgarian government has certified as a geologic and commercial discovery. In November 2011, we commenced drilling the Deventci-R2 appraisal well on the Koynare Concession Area, which we suspended following the enactment of the Bulgarian government’s January 2012 legislation. During the second half of 2013, we resumed drilling the Deventci-R2 directional well on our Koynare Concession Area. In January 2014, we reached target depth of 14,100 feet on the Deventci-R2 well, and conducted a long-term test on the well during the second quarter of 2014 with an initial production test of approximately 2.0 Mmcf/d of natural gas with condensates. In the fourth quarter of 2014, we received approval from the Bulgarian government to acidize the well. We conducted the acidizing operation in December 2014 to enhance its productivity. Following the acidizing operation, the Deventci-R2 well was deemed unproductive and was temporarily abandoned in the second quarter of 2015.

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

In September 2011, we entered into an agreement with Esrey Energy (“Esrey”) pursuant to which Esrey funded the drilling of an exploration well on the Stefenetz Concession Area to core and test the Etropole shale formation. This well, the Peshtene-R11, reached total depth in late November 2011, from which we collected more than 900 feet of core. We suspended the completion of the Peshtene-R11 well following enactment of the Bulgarian government’s January 2012 legislation. If we obtain a production concession over the Stefenetz Concession Area, Esrey would fund up to an additional $12.5 million in exchange for a 50% working interest in the production concession. The remaining 50% working interest in the production concession would be split equally between us and KDL.

Aglen. We have applied to relinquish the Aglen exploration permit, which covers approximately 1,700 acres within the boundaries of the former A-Lovech exploration permit and lies within the boundary of the Stefenetz Concession Area.

Albania

General. As of December 31, 2015, we owned 100% of the interests in three onshore oil fields and one onshore gas field.  The following map shows our interests in Albania at December 31, 2015:

Fier
Berat
Cakran
Ballsh
Gorisht
Corovode
Tepelene
Gjirokaster
Delvina
Sarande
Montenegro
Serbia
FYROM
Albania
Greece
Cities
TAT Licenses
Highway
Major road
0
5
10
Km

Reserves. As of December 31, 2015, we had total net proved reserves of 4,258 Mbbl of oil and 5,527 Mmcf of natural gas, net probable reserves of 13,062 Mbbl of oil and 14,256 Mmcf of natural gas and net possible reserves of 9,620 Mbbl of oil and 23,884 Mmcf of natural gas in Albania.  In February 2016, we sold all of the outstanding equity in Stream to GBC Oil.  Stream’s wholly owned subsidiary, TransAtlantic Albania, owns all of our former Albanian assets and operations.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and the Delvina Gas Liabilities to Delvina Gas to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.  See “Item 1. Business—Recent Developments.”

Commercial Terms. The following description of the commercial terms in Albania is limited to the Delvina gas field.  The Delvina gas field is subject to a License Agreement between Agjencia Kombëtare e Burimeve Natyrore, the Albanian National Agency of Natural Resources (“AKBN”), and Albpetrol, the state owned oil company in Albania, and a Petroleum Agreement with Albpetrol, which together give the owner the right to access and develop the onshore gas field. The License Agreement has a 25-year term, with unlimited five-year renewal options.

The operator is required to submit annual work programs and budgets to Albpetrol each year, including the nature and amount of capital expenditures, which is required to be consistent with the plans of development (“PODs”) for the Delvina gas field approved by AKBN.  Significant deviations from the PODs are subject to the approval of AKBN and Albpetrol.

Pursuant to the terms of the Petroleum Agreement, the operator pays a 2% to 7.2% gross over-riding royalty to Albpetrol, which may be paid in kind or cash. In addition, the operator is required to pay a royalty to Albpetrol based on the amount of pre-existing production (“PEP”) from the wells taken over from Albpetrol.  The PEP royalty is calculated on a well by well basis and is initially equal to 65% to 70% of the PEP preceding the takeover of the well from Albpetrol.  The PEP royalty declines at a rate of 5% per year.

In 2008, a new 10% mineral tax was enacted by the Albanian Ministry of Finance. The new mineral tax is equal to 10% of gross sales after deducting any PEP royalties paid.  Under the Petroleum Agreement, any new financial burdens (including new mineral taxes) are to be neutralized by amendments to the Petroleum Agreement. The operator is working with officials from Albpetrol and AKBN to finalize amendments to the Petroleum Agreement to neutralize the 10% mineral tax.

Delvina Field. The Delvina natural gas field was discovered in 1987 and produces natural gas and natural gas liquids from reservoirs at a depth of 2,800 to 3,500 meters from fractured carbonates of Cretaceous-Paleocene age. The Delvina natural gas field is connected to potential markets by an existing pipeline, but needs additional downstream capacity. The field has two previously producing vertical wells, the Delvina D4 and D12 wells.

Summary of Oil and Natural Gas Reserves

The following table summarizes our net proved, probable and possible reserves at December 31, 2015.

	Reserves
	Oil and Condensate (Mbbl)	Natural Gas (Mmcf)	Total (Mboe)
Reserves Category
Turkey (continuing operations)
Proved reserves
Proved developed	5,598	8,776	7,061
Proved undeveloped	5,217	7,071	6,396
Total proved	10,815	15,847	13,457
Probable reserves
Probable developed	1,062	2,931	1,551
Probable undeveloped	9,869	17,322	12,756
Total probable	10,931	20,253	14,307
Possible reserves
Possible developed	1,249	2,832	1,721
Possible undeveloped	9,956	67,907	21,274
Total possible	11,205	70,739	22,995
Albania (discontinued operations)(1)
Proved reserves
Proved developed	4,085	935	4,241
Proved undeveloped	173	4,592	938
Total proved	4,258	5,527	5,179
Probable reserves
Probable developed	12,391	1,233	12,597
Probable undeveloped	671	13,023	2,842
Total probable	13,062	14,256	15,439
Possible reserves
Possible developed	8,533	2,421	8,937
Possible undeveloped	1,087	21,463	4,664
Total possible	9,620	23,884	13,601
Total
Proved reserves
Proved developed	9,683	9,711	11,302
Proved undeveloped	5,390	11,663	7,334
Total proved	15,073	21,374	18,636
Probable reserves
Probable developed	13,453	4,164	14,148
Probable undeveloped	10,540	30,345	15,598
Total probable	23,993	34,509	29,746
Possible reserves
Possible developed	9,782	5,253	10,658
Possible undeveloped	11,043	89,370	25,938
Total possible	20,825	94,623	36,596

(1)

In February 2016, we sold all of the outstanding equity in Stream to GBC Oil.  Stream’s wholly owned subsidiary, TransAtlantic Albania, owns all of our former Albanian assets and operations.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and the Delvina Gas Liabilities to Delvina Gas to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.  As of December 31, 2015, our Albanian assets and liabilities were classified as held for sale and presented within discontinued operations for all periods presented in our consolidated financial statements in this Annual Report on Form 10-K.

Value of Proved Reserves

The following table shows our estimated future net revenue, PV-10 and Standardized Measure as of December 31, 2015:

	Turkey	Albania	Total
	(in thousands)
Future net revenue(1)	$340,243	$62,738	$402,981
Total PV-10(1)(2)	$222,497	$26,887	$249,384
Total Standardized Measure(1)	$199,227	$26,887	$226,114

(1)

Includes amounts related to our Albanian assets that were sold in February 2016  As of December 31, 2015, our Albanian assets and liabilities were classified as held for sale and presented within discontinued operations for all periods presented in our consolidated financial statements in this Annual Report on Form 10-K.

(2)

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

	Turkey	Albania	Total
	(in thousands)
Total PV-10(1)	$222,497	$26,887	$249,384
Future income taxes	(28,900)	-	(28,900)
Discount of future income taxes at 10% per annum	5,630	-	5,630
Standardized Measure	$199,227	$26,887	$226,114

(1)

Includes amounts related to our Albanian assets that were sold in February 2016.  As of December 31, 2015, our Albanian assets and liabilities were classified as held for sale and presented within discontinued operations for all periods presented in our consolidated financial statements in this Annual Report on Form 10-K.

The following discussion of our proved reserves, proved undeveloped reserves, probable reserves and possible reserves as of December 31, 2015 has not been adjusted to reflect the sale of our Albanian assets in February 2016.

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2015, our estimated proved reserves were 18,636 Mboe, a decrease of 14,113 Mboe, or 43.1%, compared to 32,749 Mboe at December 31, 2014.  This decrease was primarily attributable to the substantial decline in oil prices which caused developed and undeveloped reserves to become uneconomic at an earlier time, and technical revisions on Albanian reserves based on actual performance following the 2015 work program.

At December 31, 2015, we recorded a decrease in proved reserves due to technical revisions of 12,303 Mbbl and 638 Mmcf (12,409 Mboe total).  The revision in oil of 12,303 Mbbls was mostly attributable to pricing and economics due to the substantial decline in oil prices.  As Brent oil price drops, wells become uneconomic at an earlier time thus reducing future reserves.  Approximately 75% of these reductions were attributable to the Albania properties.  There were no material revisions due to performance in Turkey.  The revision in natural gas of 638 Mmcf was primarily attributable to a reduction in Delvina natural gas reserves of 2,722 Mmcf due to market constraints and a reduced realized price, which was partially offset by an increase in proved natural gas reserves for our Turkey assets of 2,084 Mmcf due to improved performance.  The decrease in proved reserves also consisted of sales volumes of 2,066 Mboe in 2015, consisting of 1,651 Mbbls of oil and 2,491 Mmcf of natural gas.  The estimated undiscounted capital costs associated with our proved reserves in Turkey is $167.9 million.

At December 31, 2015, we recorded an increase in proved reserves of 362 Mboe through extensions and discoveries.  These increases were due to the discovery of productive pay in the Hazro formation in the Bahar oil field.

Proved Undeveloped Reserves

At December 31, 2015, our estimated proved undeveloped reserves were 7,334 Mboe, a decrease of 3,066 Mboe, or 29.5%, compared to 10,400 Mboe at December 31, 2014. Of this decrease in proved undeveloped reserves, 2,566 Mboe was due to lower pricing and capital constraints forcing a slower development of these locations.  All of our proved undeveloped reserves as of December 31, 2015 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve.  The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $163.1 million of which $1.5 million is expected to be incurred in 2016.  In addition, during 2015, we converted 500 Mboe from proved undeveloped to proved developed reserves and incurred $8.6 million of capital expenditures during 2015 to convert such reserves.

The proved undeveloped reserves assume development costs will be funded from future cash flows from operations and financing activities, which may not be sufficient or available at commercially economic terms and could impact the timing of these development activities.

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

Internal Controls

Management has established, and is responsible for, a number of internal controls designed to provide reasonable assurance that the estimates of proved, probable and possible reserves are computed and reported in accordance with rules and regulations provided by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls consist of documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. We also retain an outside independent engineering firm to prepare estimates of our proved, probable and possible reserves. We work closely with this firm, and management is responsible for providing accurate operating and technical data to it. Management has tested the processes and controls regarding our reserves estimates for 2015. Senior management reviews and approves our reserves estimates, whether prepared internally or by third parties. In addition, our audit committee serves as our reserves committee and is composed of three outside directors, all of whom have experience in the review of energy company reserves evaluations. The audit committee reviews the final reserves estimate and also meets with representatives from the outside engineering firm to discuss their process and findings.

Oil and Natural Gas Reserves under U.S. Law

In the United States, we are required to disclose proved reserves, and we are permitted to disclose probable and possible reserves, using the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X. The estimates of proved, probable and possible reserves presented as of December 31, 2015 have been prepared by DeGolyer and MacNaughton, our external engineers. The technical person at DeGolyer and MacNaughton that is primarily responsible for overseeing the preparation of our reserves estimates is a Registered Professional Engineer in the State of Texas and has a Bachelor of Science degree in Mechanical Engineering from Kansas State University. He has over 32 years of experience in oil and natural gas reservoir studies and evaluations and is a member of the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with DeGolyer and MacNaughton to ensure the integrity, accuracy and timeliness of data furnished to them for the preparation of their reserves estimates. Our vice president of engineering has over 13 years of experience in oil and natural gas reservoir studies and evaluations. He has a Bachelor of Science degree in Petroleum Engineering from Texas Tech University.

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

The estimates of proved, probable and possible reserves prepared by DeGolyer and MacNaughton for the year ended December 31, 2015 included a detailed evaluation of our Selmo, Arpatepe, Bakuk, Molla and Thrace Basin properties in Turkey, our Cakran, Gorisht, Ballsh and Delvina properties in Albania and our West Koynare field in Bulgaria. DeGolyer and MacNaughton determined that their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about whether proved reserves are economically producible from a given date forward, under existing economic conditions, operating methods and government regulations, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Oil and Natural Gas Reserves under Canadian Law

As a reporting issuer under Alberta, British Columbia and Ontario securities laws, we are required under Canadian law to comply with National Instrument 51-101 “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”) implemented by the members of the Canadian Securities Administrators in all of our reserves related disclosures. DeGolyer and MacNaughton evaluated the Company’s reserves as of December 31, 2015, in accordance with the reserves definitions of NI 51-101 and the Canadian Oil and Gas Evaluators Handbook (“COGEH”). Our annual oil and natural gas reserves disclosures prepared in accordance with NI 51-101 and COGEH and filed in Canada are available at www.sedar.com.

Oil and Natural Gas Sales Volumes

The following table sets forth our sales volumes of oil and natural gas (including by field for any field that contained 15% or more of our total proved reserves at December 31, 2015) for 2015, 2014 and 2013:

	Sales Volumes
	Oil (1)	Natural Gas	Total
Year	(Bbls)	(Mcf)	(Boe)
2015
Total Turkey	1,420,035	2,491,017	1,835,205
Selmo field	933,925	–	933,925
Bahar field	431,199	–	431,199
Total Albania	230,855	–	230,855
2014
Total Turkey	1,302,439	3,258,537	1,845,529
Selmo field	1,023,877	–	1,023,877
Total Albania	36,200	–	36,200
Gorisht-Kocul field	19,306	–	19,306
2013
Total Turkey	932,463	3,495,698	1,515,079
Selmo field	665,025	–	665,025

(1)	“Oil” volumes include condensate (light oil) and medium crude oil.

Average Sales Price and Production Costs

The following table sets forth the average sales price per Bbl of oil and Mcf of natural gas and the average production cost, not including ad valorem and severance taxes, per unit of production for each of 2015, 2014 and 2013:

	2015	2014	2013
Turkey:
Average Sales Price Oil ($/Bbl)	$44.69	$82.92	$101.05
Natural Gas ($/Mcf)	$7.73	$8.67	$9.43
Unit Costs Production ($/Boe)	$6.10	$8.56	$10.62
Albania:
Average Sales Price Oil ($/Bbl)	$37.10	$52.43	$–
Unit Costs Production ($/Boe)	$26.02	$31.15	$–

Drilling Activity

The following table sets forth the number of net productive and dry exploratory wells and net productive and dry development wells we drilled in 2015, 2014 and 2013:

	Development Wells		Exploratory Wells
	Productive	Dry	Productive	Dry
Turkey:
2015	2.4	-	-	1.4
2014	14.7	2.0	4.6	0.4
2013	10.5	0.5	3.5	4.4
Bulgaria:
2015	–	–	–	0.3
2014	–	–	–	–
2013	–	–	–	–
Albania:
2015	–	–	–	–
2014	–	–	–	–
2013	–	–	–	–

Oil and Natural Gas Properties, Wells, Operations and Acreage

The following discussion of our productive wells, developed acreage and undeveloped acreage as of December 31, 2015 has not been adjusted to reflect the sale of our Albanian assets in February 2016.

Productive Wells. The following table sets forth the number of productive wells (wells that were producing oil or natural gas or were capable of production) in which we held a working interest as of December 31, 2015:

	Oil		Natural Gas
	Gross (1)	Net (2)	Gross (1)	Net (2)
Turkey	84.0	79.9	164.0	76.2
Bulgaria	–	–	–	–
Albania	215.0	215.0	1.0	1.0

(1)	“Gross wells” means the wells in which we held a working interest (operating or non-operating).
(2)	“Net wells” means the sum of the fractional working interests owned in gross wells.

Developed Acreage. The following table sets forth our total gross and net developed acreage as of December 31, 2015:

	Developed Acres
	Gross (1)	Net (2)
Turkey	278,000	148,000
Albania	20,000	20,000
Total	298,000	168,000

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage. The following table sets forth our undeveloped land position as of December 31, 2015:

	Undeveloped Acres
	Gross (1)	Net (2)
Turkey	1,105,000	732,000
Bulgaria	567,000	567,000
Albania	56,000	56,000
Total	1,728,000	1,355,000

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage Expirations. The following table summarizes by year our undeveloped acreage as of December 31, 2015 that is scheduled to expire in the next five years:

	Undeveloped Acres (1)		% of Total Undeveloped Acres
	Gross (2)	Net (3)	Net (3)
2016	506,290	343,490	25.0
2017	152,006	92,361	7.0
2018	–	–	–
2019	152,107	95,067	7.0
2020	294,761	200,889	15.0

(1)	Excludes the Stefenetz Concession Area for which we have applied for a production concession.
(2)	“Gross” means the total number of acres in which we had a working interest.
(3)	“Net” means the sum of the fractional working interests owned in gross acres.

We anticipate that we will be able to extend the license terms for substantially all of our undeveloped acreage in Turkey scheduled to expire in 2016 through the execution of our current work commitments.

Item 3. Legal Proceedings

TEMI Litigation. TEMI has been involved in a number of lawsuits with a group of villagers living around the Selmo oil field who claim ownership of a portion of the surface at Selmo. These cases are being vigorously defended by TEMI and Turkish government authorities. We do not have enough information to estimate the potential additional operating costs we could incur in the event the purported surface owners’ claims are ultimately successful. The following is a summary of these cases.

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

Direct Petroleum. In December 2014, Direct Petroleum LLC (“Direct”) filed suit against the Company alleging that it was due liquidated damages of $5.0 million worth of common shares of the Company pursuant to the second amendment of the purchase agreement between the Company and Direct. On March 15, 2016, the Company entered into a settlement agreement pursuant to which we agreed to issue 225,000 common shares of the Company to Direct in exchange for a mutual release of all current and future claims against the other party in connection with the purchase agreement.

Bulgarian Ministry of Energy and Economy. In October 2015, the Bulgarian Ministry of Energy and Economy filed a suit against Direct Bulgaria, claiming a $200,000 penalty for Direct Bulgaria’s alleged failure to fulfill the work program associated with the Aglen exploration permit. Direct Bulgaria received a force majeure recognition in 2012 from the Bulgarian Ministry of Energy and Economy, and the force majeure event has not been rectified. We believe that Direct Bulgaria is not under any obligation to fulfill the work program until the force majeure event is rectified, and continue to vigorously defend this claim.

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

	High	Low
2015
Fourth Quarter	$4.30	$1.41
Third Quarter	$6.79	$3.22
Second Quarter	$7.50	$5.78
First Quarter	$6.80	$5.30
2014:
Fourth Quarter	$9.85	$6.00
Third Quarter	$13.29	$10.10
Second Quarter	$12.04	$8.62
First Quarter	$9.80	$7.80

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

	High	Low
2015:
Fourth Quarter	$3.31	$1.02
Third Quarter	$5.40	$2.38
Second Quarter	$6.18	$4.81
First Quarter	$5.65	$4.04
2014:
Fourth Quarter	$8.65	$5.15
Third Quarter	$12.48	$8.99
Second Quarter	$11.39	$7.89
First Quarter	$8.84	$7.00

Common Shares and Dividends

As of March 29, 2016, we had 41,106,194 common shares issued and outstanding and held by 88 record holders, including nominee holders such as banks and brokerage firms who hold shares for beneficial owners.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchase of common shares during the fourth quarter of 2015:

	Total Number of Shares Purchases	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet be Purchased under Plan or Programs (1)
October 2015	10,199	$2.64	10,199	1,666,722
November 2015	-	$-	-	1,666,722
December 2015	-	$-	-	1,666,722
	10,199		10,199

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

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial information from continuing operations for each of the five years in the period ended December 31, 2015. All periods presented have been adjusted to reflect our oilfield services business segment, Moroccan segment, and the Albanian segment as discontinued operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands, except per share amounts)
Total revenues	$85,064	$138,830	$130,827	$143,908	$128,905
Seismic and other exploration	370	4,285	14,009	5,040	11,542
Net (loss) income from continuing operations	(26,665)	29,214	(13,271)	(6,373)	(77,574)
Net (loss) income from discontinued operations	(80,873)	(138)	(442)	22,619	(43,369)
Comprehensive (loss) income	(149,818)	14,751	(50,686)	38,470	(173,012)
Basic net (loss) income per common share from continuing operations	(0.65)	0.77	(0.36)	(0.17)	(2.18)
Basic weighted average number of shares outstanding	40,841	37,829	37,069	36,742	35,597

	As of December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands)
Total assets	$299,449	$546,236	$346,586	$358,258	$448,802
Long-term liabilities	103,537	185,782	63,619	72,819	112,904
Shareholders' equity	58,922	211,464	167,317	213,827	171,273
Capital expenditures, including acquisitions(1)	22,466	111,501	99,951	81,824	152,440

(1)	Excludes seismic and other exploration expenditures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2015, we held interests in approximately 880,000 and 567,000 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 29, 2016, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

Decline in Oil Prices, Effect on Liquidity and Going Concern

Due to the significant decline in Brent crude oil prices during 2015, the borrowing base under the Company’s senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”) was decreased to $16.6 million effective December 30, 2015. The decline in the borrowing base resulted in a $15.5 million borrowing base deficiency under the Senior Credit Facility as of December 30, 2015.

On December 30, 2015, the lenders granted us a waiver of certain defaults under the Senior Credit Facility that existed as of December 30, 2015, including, among other things, the borrowing base deficiency.  The waiver is conditioned upon, among other things, no borrowing base deficiency existing as of March 31, 2016.

As of December 31, 2015, the Company had $32.1 million outstanding under the Senior Credit Facility and no availability and was not in compliance with the current ratio financial covenant in the Senior Credit Facility.  As of March 30, 2016, the borrowing base deficiency was $14.2 million.

We have negotiated a preliminary waiver of the existing defaults under the Senior Credit Facility and an extension of the borrowing base deficiency repayment obligation until at least September 30, 2016.  This preliminary waiver and extension is subject to the approval of the lenders’ respective credit committees.  The lenders have advised us that they will seek credit committee approval of the preliminary waiver and extension in early April 2016.  We cannot guarantee that this waiver and extension will be approved by our lenders.  Because we are currently in default under the Senior Credit Facility and will be unable to repay the borrowing base deficiency by March 31, 2016, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.  In addition, a payment default under the Senior Credit Facility could result in a cross default under our Convertible Notes.

Given the unfavorable market conditions and our limited access to capital, we are focused on the following near-term business strategies: (i) curing, waiving or extending the deadline to repay the borrowing base deficiency repayment obligation, (ii) the sale of assets to raise cash (iii) a significantly reduced development plan focused on maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations, (iv) continued cost reduction measures to reduce our operating costs and general and administrative expenses and (v) restructuring or repaying our debt obligations, including the Senior Credit Facility and our Convertible Notes.  During 2015, our cost reduction efforts included: (i) staff reductions, (ii) office relocations, (iii) negotiations with several key vendors to reduce exploration and development expenses and operating costs, and (iv) optimization of well designs.  Notwithstanding these measures, there can be no assurance that we will be able to successfully sell assets or cure, waive or extend the deadline to repay the borrowing base deficiency repayment obligation.

These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

Recent Developments

Sale of Albania Oil Operations. In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd. (“Stream”), to GBC Oil Company Ltd. (“GBC Oil”) in exchange for (i) the future payment of $2.3 million to Raiffeisen Bank Sh.A (“Raiffeisen”) to pay down a term loan facility (the “Term Loan Facility”) dated as of September 17, 2014 between Stream’s wholly-owned subsidiary, TransAtlantic Albania Ltd. (“TransAtlantic Albania”), and Raiffeisen, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  TransAtlantic Albania owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and

$12.9 million of associated liabilities (the “Delvina Gas Liabilities”) to Delvina Gas Company, Ltd. (“Delvina Gas”), our newly formed, wholly-owned subsidiary, to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  In addition, we agreed to indemnify GBC Oil and Stream for the Delvina Gas Liabilities.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.

For additional information on our recent developments, see “Item 1. Business—Recent Developments.”

2015 Financial and Operational Performance

•

We derived 74.6% of our revenues from the production of oil, 22.6% of our revenues from the production of natural gas and 2.8% of our revenues from other sources during the year ended December 31, 2015.

•

Total oil and natural gas sales revenues decreased 39.3% to $82.7 million for the year ended December 31, 2015, from $136.3 million in 2014. The decrease was primarily the result of a decrease in the average sales price of $28.75 per Boe, and a decrease in sales volumes of 11 Mboe.

•	Wellhead production was 1,426 Mbbls of oil and 2,674 Mmcf of natural gas for the year ended December 31, 2015, as compared to 1,345 Mbbls of oil and 3,567 Mmcf of natural gas for 2014.
•	In 2015, we incurred $22.8 million in total capital expenditures, including license acquisition, seismic and corporate expenditures, from continuing operations, as compared to $115.8 million in 2014.
•

As of December 31, 2015, we had $55.0 million in long-term debt and $41.9 million in short-term debt (excluding liabilities held for sale of $6.1 million), as compared to $100.9 million in long-term debt and $34.8 million in short-term debt (excluding liabilities held for sale of $22.9 million) as of December 31, 2014.

Discontinued Operations in Albania

On November 16, 2015, we decided to launch a marketing process for our Albania assets and operations. As of December 31, 2015 we have classified our Albania segment assets and liabilities as held for sale and presented the operating results within discontinued operations for all periods presented. We recorded an impairment charge of $73.0 million to write down the net book value of the Albanian assets held for sale to their fair value as of December 31, 2015.

2015 Operations

During 2015, we pursued a reduced development plan that consisted of maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations. We also launched an auction process for the sale of our Albanian assets and operations and repaid $36.2 million on our Senior Credit Facility. For additional information on our current operations, see “Item 1. Business—Current Operations.”

Planned Operations

Assuming we have access to sufficient capital, we plan to satisfy license earning obligations for our core properties in Turkey and to pursue the sale of certain assets during 2016. For more information on our planned 2016 operations, see “Item 1. Business—Planned Operations.”

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

Foreign Currency Translation and Remeasurement. We follow ASC 830, Foreign Currency Matters (“ASC 830”) which requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. The functional currency for each of our subsidiaries in Turkey and Bulgaria is the local currency and is the U.S. Dollar in Albania. For certain entities, translation adjustments result from the process of translating the functional currency of the foreign operation’s financial statements into our U.S. Dollar reporting currency, which is a non-cash transaction. These translation adjustments are reported separately and accumulated in the consolidated balance sheets as a component of accumulated other comprehensive loss.

ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from re-measuring transactions and monetary accounts in a currency other than the functional currency are included in earnings.

Goodwill. In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently as impairment indicators arise. ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  At December 31, 2015, we performed our annual assessment of goodwill and determined it was necessary to perform the two-step goodwill impairment test.  In accordance with GAAP, we performed step one of the goodwill impairment test and determined that the estimated fair value of the reporting unit was less than its carrying amount based on our reserves report, dated December 31, 2015.  The decline in our Turkey reserve report values was primarily due to the decline in the Brent oil price during the three months ended December 31, 2015.

Therefore, we performed step two of the impairment test, which indicated that the entire balance of goodwill was impaired.  As a result, we recorded an impairment equal to the carrying amount of goodwill, or $5.5 million, at December 31, 2015 which is included in exploration, abandonment and impairment in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2015.

Oil and Gas Reserves. The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the Securities and Exchange and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged DeGolyer and MacNaughton, our independent reserve engineers, to independently evaluate our properties that result in estimates for all of our estimated proved reserves at December 31, 2015.

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

Other Recent Accounting Pronouncements and Reporting Rules

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), an amendment to FASB Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements.  This update provides guidance on management’s responsibility in evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  We have adopted ASU 2014-15 for the year ended December 31, 2015.  See disclosure in Note 2, “Going concern” to our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), an amendment to ASC Subtopic 330-10.  The amendment states that entities should measure inventory at the lower of cost and net realizable value.  The amendment does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendment applies to all other inventory, which includes inventory that is measure using first-in, first-out (FIFO) or average cost.  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years.  We are currently assessing the potential impact of ASU 2015-11 on our consolidated financial statements and results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The amendments in the update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued.  As of December 31, 2015, we adopted ASU 2015-16 and have disclosed adjustments to our provisional amounts in Note 18, “Acquisitions” to our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2017-17 requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  ASU 2015-17 is effective for annual periods and interim periods in fiscal years beginning after December 15, 2016.  As of December 31, 2015, we have adopted ASU 2015-17 and have adjusted the amounts in our consolidated balance sheet as of December 31, 2015 and 2014.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these recent pronouncements will have a significant effect on our current or future earnings or operations.

Results of Continuing Operations—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Change
	2015	2014	2015-2014
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,420	1,303	117
Natural gas (Mmcf)	2,491	3,262	(771)
Total production (Mboe)	1,835	1,846	(11)
Average daily sales volumes (Boepd)	5,028	5,058	(30)
Average prices:
Oil (per Bbl)	$44.69	$82.93	$(38.24)
Natural gas (per Mcf)	$7.73	$8.66	$(0.93)
Oil equivalent (per Boe)	$45.07	$73.82	$(28.75)
Revenues:
Oil and natural gas sales	$82,716	$136,276	$(53,560)
Sales of purchased natural gas	2,189	2,127	62
Other	159	427	(268)
Total revenues	85,064	138,830	(53,766)
Costs and expenses:
Production	12,873	18,193	(5,320)
Exploration, abandonment and impairment	21,544	19,864	1,680
Cost of purchased natural gas	2,082	2,055	27
Seismic and other exploration	370	4,285	(3,915)
Revaluation of contingent consideration	-	(2,500)	2,500
General and administrative	24,138	31,071	(6,933)
Depletion	35,093	46,479	(11,386)
Depreciation and amortization	2,614	2,115	499
Interest and other expense	13,077	6,044	7,033
Foreign exchange loss	5,653	6,523	(870)
Deferred income tax expense	18,642	11,875	6,767
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	57,076	(2,100)	59,176
Change in fair value on commodity derivative contracts	(29,619)	39,554	(69,173)
Total gain on commodity derivative contracts	27,457	37,454	(9,997)
Oil and natural gas costs per Boe:
Production	$6.14	$8.62	$(2.48)
Depletion	$16.73	$22.03	$(5.30)

Oil and Natural Gas Sales. Excluding sales of purchased natural gas, total oil and natural gas sales decreased to $82.7 million in 2015, from $136.3 million in 2014. Of this decrease, $52.8 million resulted from a lower average realized price per Boe in 2015.  Our average price received decreased $28.75 to $45.07 per Boe in 2015, compared to $73.82 per Boe in 2014.  Additionally, sales volumes decreased 11 Mboe which resulted in lower revenues of $0.8 million.

Production. Production expenses for the year ended December 31, 2015, decreased to $12.9 million or $6.14 per Boe (WI), from $18.2 million or $8.62 per Boe (WI) for the year ended December 31, 2014.  This decrease was primarily due to a higher devaluation of the New Turkish Lira (“TRY”) compared to the U.S. Dollar in 2015, fewer workovers, reduced headcount and successful cost-cutting measures in our field operations for the year ended December 31, 2015.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs increased to $21.5 million in 2015, compared to $19.9 million for 2014.  The increase was primarily due to $5.5 million of goodwill impairment, partially offset by a $3.9 million decrease in proved property impairment and impairment of exploratory well costs in 2015.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $0.4 million for 2015, compared to $4.3 million for 2014. The decrease was primarily due to a decrease in seismic activities, which were conducted on our West Molla license during 2014.

Revaluation of Contingent Consideration. We completed the drilling and testing requirements pursuant to an amendment to the purchase agreement with Direct Petroleum LLC (“Direct”), which resulted in the reversal in 2014 of a $2.5 million contingent liability that was originally recorded in 2011.

General and Administrative. General and administrative expense decreased $6.9 million to $24.1 million for 2015, compared to $31.1 million for 2014. The decrease was primarily due to a decrease in legal, accounting and other services of $2.6 million, a decrease in office expense of $1.7 million, a decrease in bad debt expense of $1.2 million, a decrease in personnel expenses of $0.9, decrease in travel expense of $0.6 million and a decrease in vehicle expense of $0.2 million.  In addition, severance expense was $1.3 million for 2015 compared to $0.3 million for 2014.

Depletion. Depletion expense decreased to $35.1 million or $16.73 per Boe for 2015, compared to $46.5 million or $22.03 per Boe for 2014. The decrease was due primarily to fewer additions to proved properties on our Selmo and Bahar fields, a 25.4% devaluation of the TRY compared to the U.S. Dollar in 2015 compared to an 8.6% devaluation during 2014 and a decrease in production volumes during 2015.

Interest and Other Expense. Interest and other expense increased to $13.1 million in 2015, compared to $6.0 million in 2014. The increase was primarily due to interest expense on $55.0 million aggregate principal amount of Convertible Notes, which were issued in December 2014 and January 2015.

Foreign Exchange Loss. We recorded a foreign exchange loss of $5.7 million in 2015, compared to $6.5 million in 2014. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The decrease in foreign exchange loss in 2015 was due to a 25.4% devaluation of the TRY compared to the U.S. Dollar in 2015, compared to an 8.6% devaluation during 2014 and is offset by fluctuations in our U.S. Dollar denominated balances in Turkey.

Deferred Income Tax Expense. Deferred income tax expense increased to $18.6 million for the year ended December 31, 2015, compared to $11.9 million for 2014.  The increase was primarily due to changes in our deferred tax liabilities related to our permanent reinvestment assertion in Turkey and increases in uncertain tax positions, which were partially offset by changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

Gain (Loss) on Commodity Derivative Contracts. During 2015, we recorded a net gain on commodity derivative contracts of $27.5 million, compared to a net gain of $37.5 million for 2014.  In 2015, we recorded a $57.1 million gain on settled contracts and a $29.6 million loss to mark our commodity derivative contracts to their fair value.  In 2014, we recorded a $39.6 million gain to mark our commodity derivative contracts to their fair value and a $2.1 million loss on settled contracts. We are required under our Senior Credit Facility to hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey.

Discontinued Operations. All revenues and expenses associated with our Albanian and Moroccan operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania and Morocco are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2015
Total revenues	$8,565	$–	$8,565
Production	11,615	–	11,615
Exploration, abandonment and impairment	86,577	–	86,577
Total costs and expenses	9,229	5	9,234
Total other income	1,819	–	1,819
Loss before income taxes	$(97,037)	$(5)	$(97,042)
Income tax benefit	16,169	–	16,169
Loss from discontinued operations	$(80,868)	$(5)	$(80,873)

For the year ended December 31, 2014(1)
Total revenues	$1,898	$–	$1,898
Total costs and expenses	2,984	20	3,004
Total other income	356	–	356
Loss before income taxes	$(730)	$(20)	$(750)
Income tax benefit	612	–	612
Loss from discontinued operations	$(118)	$(20)	$(138)

(1)	Our Albanian segment was acquired on November 18, 2014. Actual results include revenues and expenses from November 18, 2014 to December 31, 2014.

Results of Continuing Operations—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,		Change
	2014	2013	2014-2013
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,303	933	370
Natural gas (Mmcf)	3,262	3,512	(250)
Total production (Mboe)	1,846	1,518	328
Average daily sales volumes (Boepd)	5,058	4,159	899
Average prices:
Oil (per Bbl)	$82.93	$101.02	$(18.09)
Natural gas (per Mcf)	$8.66	$9.40	$(0.74)
Oil equivalent (per Boe)	$73.82	$83.84	$(10.02)
Revenues:
Oil and natural gas sales	$136,276	$127,270	$9,006
Sales of purchased natural gas	2,127	2,581	(454)
Other	427	976	(549)
Total revenues	138,830	130,827	8,003
Costs and expenses:
Production	18,193	18,602	(409)
Exploration, abandonment and impairment	19,864	27,333	(7,469)
Cost of purchased natural gas	2,055	2,247	(192)
Seismic and other exploration	4,285	14,009	(9,724)
Revaluation of contingent consideration	(2,500)	(5,000)	2,500
General and administrative	31,071	29,020	2,051
Depletion	46,479	38,996	7,483
Depreciation and amortization	2,115	2,326	(211)
Interest and other expense	6,044	3,929	2,115
Foreign exchange loss	6,523	9,663	(3,140)
Deferred income tax expense	11,875	979	10,896
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	(2,100)	(3,521)	1,421
Change in fair value on commodity derivative contracts	39,554	823	38,731
Total gain (loss) on commodity derivative contracts	37,454	(2,698)	40,152
Oil and natural gas costs per Boe:
Production	$8.62	$10.72	$(2.10)
Depletion	$22.03	$22.48	$(0.45)

Oil and Natural Gas Sales. Excluding sales of purchased natural gas, total oil and natural gas sales increased to $136.3 million in 2014, from $127.3 million in 2013. Of this increase, $27.5 million resulted from an increase in sales volumes of 328 Mboe. Sales volumes increased primarily on our southeast Turkey oil wells due to our successful horizontal drilling program in 2014.  This increase was partially offset by a decrease of $18.5 million, attributable to a lower average realized prices per Boe in 2014.  Our average price received decreased $10.02 to $73.82 per Boe in 2014, compared to $83.84 per Boe in 2013.

Production. Production expenses for 2014 decreased to $18.2 million, or $8.62 per Boe (WI) from $18.6 million, or $10.72 per Boe (WI) in 2013. The decrease of $2.10 per Boe was primarily attributable to an increase in our production volumes during 2014 compared to 2013.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs decreased to $19.9 million in 2014, compared to $27.3 million for 2013. The decrease was primarily due to a $15.5 million decrease in impairment of our exploratory well costs offset by a $6.5 million increase in other impairment and abandonment.  The majority of our impairment and abandonment charges of $17.5 million in 2014 related to three exploratory wells in Turkey.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $4.3 million for 2014, compared to $14.0 million for 2013. The decrease was primarily due to a decrease in seismic acquisition activities conducted on our West Molla license during 2013.

Revaluation of Contingent Consideration. We completed the drilling and testing requirements pursuant to an amendment to the purchase agreement with Direct, which resulted in the reversal in 2014 of a $2.5 million contingent liability that was originally recorded in 2011.  During 2013, we recognized the reversal of a $5.0 million contingent liability that was originally recorded in 2011 as a result of entering into the amendment to the purchase agreement with Direct.

General and Administrative. General and administrative expense increased $2.1 million to $31.1 million for 2014, compared to $29.0 million for 2013. The increase was primarily due to a $1.5 million charge to bad debt expense for an uncollectible receivable and $1.1 million of acquisition expenses related to the acquisition of Stream.  This was partially offset by a decrease in office rent expense of $0.3 million and personnel expenses of $0.3 million during 2014.

Depletion. Depletion expense increased to $46.5 million or $22.03 per Boe for 2014, compared to $39.0 million or $22.48 per Boe for 2013. The increase was due primarily to additions to proved properties on our Selmo and Bahar fields and an increase in production volumes during 2014.

Interest and Other Expense. Interest and other expense increased to $6.0 million in 2014, compared to $3.9 million in 2013. The increase was primarily due to an increase in our average level of debt outstanding during 2014 compared to 2013.  Excluding debt assumed in the Stream acquisition, at December 31, 2014, we had $135.7 million of total debt outstanding, compared to $69.8 million at December 31, 2013.  Also contributing to the increase was a $0.5 million write-off of loan financing costs related to our prior amended and restated credit facility, which was repaid in May 2014.

Foreign Exchange Loss. We recorded a foreign exchange loss of $6.5 million in 2014, compared to a loss of $9.7 million in 2013. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The decrease in foreign exchange loss in 2014 was due to an 8.6% devaluation of the TRY compared to the U.S. Dollar in 2014, compared to a 19.7% devaluation during 2013.

Deferred Income Tax Expense. Deferred income tax expense increased to $11.9 million for the year ended December 31, 2014, compared to $1.0 million for 2013.  The increase was primarily due to changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

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

Discontinued Operations. All revenues and expenses associated with our Albanian and Moroccan operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania and Morocco are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2014(1)
Total revenues	$1,898	$–	$1,898
Total costs and expenses	2,984	20	3,004
Total other income	356	–	356
Loss before income taxes	$(730)	$(20)	$(750)
Income tax benefit	612	–	612
Loss from discontinued operations	$(118)	$(20)	$(138)

For the year ended December 31, 2013
Total revenues	$–	$–	$–
Total costs and expenses	–	505	505
Total other income	–	63	63
Loss before income taxes	$–	$(442)	$(442)
Income tax benefit	–	–	–
Loss from discontinued operations	$–	$(442)	$(442)

(1)	Our Albanian segment was acquired on November 18, 2014. Actual results include revenues and expenses from November 18, 2014 to December 31, 2014.

Capital Expenditures

For 2015, we incurred $22.8 million in total capital expenditures, including license acquisition, seismic and corporate expenditures from continuing operations, compared to $115.8 million for 2014.

We expect our net field capital expenditures for 2016 to range between $5.0 million and $15.0 million.  Given the market conditions and our limited access to capital, our 2016 development plan may be limited to drilling obligation wells and performing low cost, high return well optimizations.  We expect net field capital expenditures during 2016 to include approximately $5.0 million of drilling and completion expense for gross obligation wells to hold one of our most promising licenses in Turkey. We expect cash on hand and cash flow from operations will be sufficient to fund our 2016 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2016 capital expenditure budget is subject to change.

Liquidity and Capital Resources

Our primary sources of liquidity for 2015 were our cash and cash equivalents, cash flow from operations, proceeds from the issuance of our Convertible Notes, borrowings under our convertible and promissory notes and unwinding of oil hedges. At December 31, 2015, we had cash and cash equivalents of $7.5 million, $55.0 million in long-term debt, $41.9 million in short-term debt and a working capital deficit of $30.1 million (excluding assets and liabilities held for sale), compared to cash and cash equivalents of $34.7 million, $100.9 million in long-term debt, $34.8 million in short-term debt and working capital of $11.2 million (excluding assets and liabilities held for sale) at December 31, 2014. Net cash provided by operating activities from continuing operations during 2015 was $86.5 million, an increase from net cash provided by operating activities from continuing operations of $77.9 million in 2014, due primarily to an increase in cash settlements on our commodity derivative contracts, which was partially offset by a decrease in our oil revenues.

Net cash used in investing activities from continuing operations during 2015 decreased to $31.7 million, compared to net cash used in investing activities from continuing operations of $115.5 million in 2014, due primarily to a decrease in drilling operations in light of the low oil price environment.  Additionally, net cash used in financing activities from continuing operations was $40.3 million in 2015, compared to net cash provided by financing activities from continuing operations of $63.2 million in 2014, due primarily to higher loan repayments and a decrease in our borrowings in 2015.

As of December 31, 2015, the outstanding principal amount of our debt was $96.9 million (excluding liabilities held for sale). In addition to cash, cash equivalents and cash flow from operations, at December 31, 2015, we had a Senior Credit Facility, a credit facility with a Turkish bank, Convertible Notes, promissory notes, and a term loan facility (held for sale), all of which are discussed below.

Senior Credit Facility. On May 6, 2014, DMLP, TEMI, Talon Exploration, TransAtlantic Turkey Ltd., Amity and Petrogas (collectively the “Borrowers”) entered into the Senior Credit Facility with BNP Paribas and the IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide Ltd. (each, a “Guarantor”).

The amount drawn under the Senior Credit Facility may not exceed the lesser of (i) $150.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. As of December 31, 2015, the lenders had an aggregate commitment of $40.0 million, with individual commitments of $20.0 million each. On the first day of each fiscal quarter commencing April 1, 2016, the lenders’ commitments are subject to reduction in an amount equal to 7.69% of the aggregate commitments in effect on April 1, 2016.

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year.  The October 2015 redetermination decreased the borrowing base to $16.6 million effective December 30, 2015, which resulted in a $15.5 million borrowing base deficiency under the Senior Credit Facility as of December 30, 2015.  The borrowing base amount equals, for any calculation date, the lowest of:

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

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.61% at December 31, 2015). The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

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

Pursuant to the Senior Credit Facility, at least one of the Borrowers is required to maintain commodity derivative contracts with BNP Paribas that hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey. As of December 31, 2015, TEMI had put contracts with BNP Paribas, which hedge the price of oil through March 2019.

At December 31, 2015, we had borrowings of $32.1 million under the Senior Credit Facility, a borrowing base deficiency of $15.5 million, and we were not in compliance with the current ratio financial covenant in the Senior Credit Facility.  In December 2015, we were not in compliance with certain covenants under our Senior Credit Facility and the lenders declared an event of default and locked the Borrowers’ collection accounts. On December 30, 2015, we entered into a Waiver and Consent Agreement with the lenders whereby the lenders provided a conditional waiver of the defaults including a waiver of cross-default under the Term Loan Facility, and permitted the Borrowers to make certain transfers and withdrawals under the collection accounts. Such waiver included certain conditions, including the following:

(i)	The borrowing base deficiency must be repaid by March 31, 2016;
(ii)	All monthly hedge settlement proceeds shall be used to pay down debt outstanding;
(iii)	Net proceeds from certain asset sales shall be used to prepay loans outstanding under the Senior Credit Facility;

(iv)

By June 30, 2016, the lenders shall be granted a security interest over all of the equity interests in Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) and all of the assets or property of TBNG; and

(v)

On or before June 30, 2016, all holders of the Convertible Notes shall either (a) convert their debt interests under the Convertible Notes into equity interests, or (b) agree to extend the maturity of the Convertible Notes to April 1, 2019 or later on substantially identical terms.

In addition, we have negotiated a preliminary waiver of the existing defaults under the Senior Credit Facility and an extension of the borrowing base deficiency repayment obligation until at least September 30, 2016.  This preliminary waiver and extension is subject to the approval of the lenders’ respective credit committees.  The lenders have advised us that they will seek credit committee approval of the preliminary waiver and extension in early April 2016.  We cannot guarantee that this waiver and extension will be approved by our lenders.  See “—Decline in Oil Prices, Effect on Liquidity and Going Concern.”

At March 30, 2016, we had borrowings of $30.8 million under the Senior Credit Facility and a borrowing base deficiency of $14.2 million.  We have classified all borrowings under the Senior Credit Facility as short-term debt as of December 31, 2015 due to the uncertainty regarding our ability to comply with the covenants in the Senior Credit Facility for the next twelve months.

TBNG Credit Facility. TBNG has a fully-drawn credit facility with a Turkish bank.  During the fourth quarter of 2015, the facility was amended and now bears interest at a rate of 7.0% per annum and the monthly principal installments were deferred until March 29, 2016.  The facility is due by June 29, 2016. The facility may be prepaid without penalty. The facility is secured by a lien on a Turkish real estate property owned by Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At December 31, 2015, TBNG had a balance of $5.2 million under the credit facility and no availability.

Convertible Notes. As of December 31, 2015, we had $55.0 million aggregate principal amount of outstanding Convertible Notes.  The Convertible Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).

The Convertible Notes bear interest at an annual rate of 13.0%, payable semi-annually, in arrears, on January 1 and July 1 of each year.  The Convertible Notes mature on July 1, 2017, unless earlier redeemed or converted.

Holders may from time to time at such holder’s option, convert, subject to certain terms and conditions, any or all of the principal of any Convertible Note into fully paid and nonassessable common shares at the conversion price.  The initial conversion price is $6.80 per common share, subject to adjustment as described in the Indenture.  Prior to or contemporaneously with the conversion of any of the principal of a Convertible Note, all accrued but unpaid interest on the principal amount being converted will be paid in cash.  The Convertible Notes may not be converted into common shares on the maturity date or the redemption date.

We may redeem all or part of the Convertible Notes at the redemption prices specified below (expressed in percentages of principal amount on the redemption date), plus accrued and unpaid interest to the redemption date.

Period Beginning	Redemption Price
January 1, 2016	105.0%
July 1, 2016	102.5%
January 1, 2017	100.0%

If we experience a fundamental change (as defined in the Indenture), we will be required to make an offer to repurchase the Convertible Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding the date of repurchase.  Additionally, if we sell certain assets for $50.0 million or more in cash consideration, in certain circumstances, we will be required to use a portion of the net cash proceeds of such sale to make an offer to repurchase Convertible Notes at a price equal to the price we would be required to pay for an optional redemption at such time, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  The Indenture provides for customary events of default.  The Indenture contains limited covenants.

Term Loan Facility.  As of December 31, 2015, TransAtlantic Albania had $6.1 million outstanding under the Term Loan Facility with Raiffeisen and no availability.  As of December 31, 2015, TransAtlantic Albania was in default under the Term Loan Facility for failure to repay $1.1 million due on December 31, 2015.  On February 29, 2016, we sold all the equity interests in Stream, the parent of TransAtlantic Albania, to GBC Oil who assumed the Term Loan Facility.

West Promissory Notes. In August 2015, TransAtlantic USA entered into promissory notes (the “Promissory Notes”) with each of Mary West CRT 2 LLC and Gary West CRT 2 LLC, shareholders of the Company (collectively, the “Holders”), whereby TransAtlantic USA could borrow up to $1.5 million under each Promissory Note to fund a share repurchase program. The Holders are managed by Randy Rochman, an observer of our board of directors.

On August 21, 2015, TransAtlantic USA borrowed $500,000 under each Promissory Note. Pursuant to the terms of the Promissory Notes, the Holders are granted a first priority lien and security interest in all of our common shares purchased under our share repurchase program. Loans under the Promissory Notes accrue interest at a rate of 9.00% per annum and mature on October 1, 2016. The Promissory Notes are guaranteed by us, and no advances can be made under the notes after December 31, 2015. As of December 31, 2015, we had borrowed $1.0 million under the Promissory Notes and had no availability. The funds were used to purchase shares of our common stock pursuant to our share repurchase program.

Convertible Promissory Note. On December 30, 2015, TransAtlantic USA entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the children of the Company’s chairman and chief executive officer, N. Malone Mitchell, 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum and matures on June 30, 2016.  On December 30, 2015, the Company borrowed $3.6 million under the Note (the “Initial Advance”). The Initial Advance will be used for general corporate purposes. The Company can request subsequent advances (each, a “Subsequent Advance”) under the Note prior to June 15, 2016. Each Subsequent Advance must be in a multiple of $500,000, or if the amount remaining for advance under the Note is less than $500,000, such lesser amount.

Advances under the Note may be converted, at the election of ANBE, any time after the NYSE MKT approves the Company’s application to list the additional common shares issuable pursuant to the conversion feature of the Note and prior to the maturity of the Note.  The conversion price per common share for each advance is equal to 105% of the closing price of the Company’s common shares on the NYSE MKT on the trading date immediately prior to such advance.  The conversion price of the Initial Advance is $1.3755 per share.

The Note is a senior unsecured obligation of the Company and is structurally subordinated to all indebtedness of the Company’s subsidiaries.  Each of the following is an “Event of Default” under the Note:

(i)	the Company fails to pay when due any principal of, or interest upon the Note;
(ii)

the Note ceases to be a legal, valid, binding agreement enforceable against any party executing the same in accordance with the respective terms thereof or is in any way terminated declared ineffective or inoperative or in any way whatsoever ceases to give or provide the respective rights, interests, remedies, powers or privileges intended to be created thereby;

(iii)

the Company (i) applies for or consents to the appointment of a receiver, trustee, inventor, custodian or liquidator of the Company or of all or a substantial part of its assets, as applicable, (ii) is adjudicated as bankrupt or insolvent or files a voluntary petition for bankruptcy or admits in writing that it is unable to pay its debts as they become due, (iii) makes a general assignment for the benefit of creditors, (iv) files a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, or (v) files an answer admitting the material allegations of, or consents to, or defaults in answering, a petition filed against it in any bankruptcy, reorganization or insolvency proceeding, or takes corporate action for the purpose of effecting any of the foregoing; or

(iv)

an order, judgment or decree is entered by any court of competent jurisdiction or other competent authority approving a petition seeking reorganization of the Company or appointing a receiver, trustee, inventor or liquidator of any such person, or of all or substantially all of its assets, and such order, judgment or decree continues unstayed and in effect for a period of sixty (60) days.

Contractual Obligations

The following table presents a summary of our contractual obligations at December 31, 2015:

	Payments Due By Year
	(in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter

Debt	$96,859	$41,859	$55,000	$–	$–	$–	$–
Interest	11,934	8,359	3,575	–	–	–	–
Leases	5,595	823	518	446	–	–	3,808
Total	$114,388	$51,041	$59,093	$446	$–	$–	$3,808

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange and hedging contracts. A discussion of the market risk exposures follows. Our market risk sensitive instruments were entered into for hedging and investment purposes, not for trading purposes.

Interest Rate Risk

At December 31, 2015, our exposure to interest rate changes related primarily to floating rate borrowings under our Senior Credit Facility. At December 31, 2015, we had $32.1 million in outstanding borrowings under the Senior Credit Facility. The interest we pay on borrowings under the Senior Credit Facility is equal to three-month LIBOR plus 5.00% per annum (5.61% at December 31, 2015). A hypothetical 10% change in the interest rates we pay on the Senior Credit Facility as of December 31, 2015 would result in an increase or decrease in our interest costs of approximately $0.2 million per year.

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

The functional currency of our operations in Turkey and Bulgaria is the TRY and the Bulgarian Lev, respectively. The exchange rates used to translate the financial position of our Turkish and Bulgarian operations at December 31, 2015, 2014 and 2013 are shown below:

	Year Ended December 31,
	2015	2014	2013
New Turkish Lira per $1.00 U.S Dollar	2.9076	2.3189	2.1343
Bulgarian Lev per $1.00 U.S. Dollar	1.7901	1.6084	1.4216

We are also subject to foreign currency exposures as a result of our operations in the other foreign countries in which we operate. We record foreign exchange (gain) loss on our consolidated statements of comprehensive income (loss) as a component of other (expense) income for gains and losses which result from re-measuring transactions and monetary accounts into our functional currency in earnings. The change in foreign exchange (gain) loss is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. For 2015 and 2014, we recorded a foreign exchange loss of $5.7 million and $6.5 million, respectively. We estimate that a 10% change in the exchange rates would impact our cash balances and our net loss by approximately $0.4 million. We have not used foreign currency forward contracts to manage exchange rate fluctuations.

Commodity Price Risk

Our revenues are derived from the sale of oil and natural gas. The prices for oil and natural gas are extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions.

Pursuant to our Senior Credit Facility, at least one of the Borrowers is required to maintain commodity derivative contracts with BNP Paribas. As a result, TEMI has entered into put contracts with BNP Paribas to hedge the price of oil. The purchased put establishes a lower limit “floor” price.  Pursuant to our Senior Credit Facility, we cannot enter into hedge agreements that, when aggregated with any other hydrocarbon hedge agreement then in effect, covers notional volumes in excess of 75% of the reasonably projected production volumes attributable to our proved developed reserves. The derivative contracts economically hedge against the variability in cash flows associated with the forecasted sale of our future oil production. While the use of the hedging arrangements will limit the downside risk of adverse price movements, it may also limit future gains from favorable movements.

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We recognize gains and losses related to these contracts on a mark-to-market basis in our consolidated statements of comprehensive income (loss) under the caption “Loss on commodity derivative contracts.” Cash settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows. All of our oil derivative contracts are settled based upon Brent crude oil pricing. If commodity prices decrease, this commodity price change could have a positive impact to our earnings. Conversely, if commodity prices increase, this commodity price change could have a negative effect on our earnings. Each derivative contract is evaluated separately to determine its own fair value. During 2015 and 2014, we recorded a net gain on commodity derivative contracts of $27.5 million and $37.5 million, respectively.

On September 14, 2015, October 14, 2015 and November 17, 2015, we unwound all volumes of our crude oil hedge collars and three-way collars for the periods September 14, 2015 through March 31, 2019, October 14, 2015 through March 31, 2019 and December 1, 2015 through March 31, 2019, respectively, and purchased puts with a $50.00 strike price in replacement of the unwound volumes.  The puts with a $50.00 strike price were purchased pursuant to the requirements of the Senior Credit Facility at a cost of $4.6 million.  The unwound hedges resulted in gross proceeds of $41.8 million, of which $37.2 million was used to repay indebtedness under the Senior Credit Facility.

The following tables summarize our outstanding commodity derivatives contracts with respect to our future oil production as of December 31, 2015:

		Puts

			Weighted
			Average
			Minimum	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	January 1, 2016— December 31, 2016	808	$50.00	3,235
Put	January 1, 2017— December 31, 2017	610	$50.00	1,798
Put	January 1, 2018— December 31, 2018	494	$50.00	1,292
Put	January 1, 2019— March 31, 2019	443	$50.00	280
Total Estimated Fair Value of Asset				$6,605

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

As of December 31, 2015, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their reports on pages F-2 and F-3 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, we incorporated our Albanian segment within our internal control over financial reporting.  Except for incorporating our Albanian segment, there were no additional changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 30, 2016, we entered into an agreement to amend the $11.5 million promissory note (the “Dalea Note”) that was originally issued by Dalea to the Company pursuant to the Company’s sale of its subsidiaries, Viking International Limited and Viking Geophysical Services Ltd., to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012.  Pursuant to the agreed upon terms, the Company and Dalea acknowledged that the sale of Dalea’s interest in Viking Services B.V. was not intended to trigger acceleration of the repayment of the Dalea Note as long as certain oilfield services were provided by Viking Services B.V. to the Company in Turkey, which services will now be provided pursuant to a master services agreement between Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”) and the Company (the “PSIL MSA”).  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell.  As a result, the amendment will revise the events triggering acceleration of the repayment of the Dalea Note to the following: (i) a reduction of ownership by Dalea and its affiliates of PSIL to less than 50%; (ii) disposal by Dalea or PSIL of all or substantially all of its assets to any person that does not own a controlling interest in Dalea or PSIL and is not controlled by Mr. Mitchell; (iii) acquisition by any person not controlled by Mr. Mitchell and that does not own a controlling equity interest in Dalea or PSIL of more than 50% of the voting interests of Dalea or PSIL; (iv) termination of the PSIL MSA other than as a result of an uncured default thereunder by the Company (or its subsidiary); (v) default by PSIL under the PSIL MSA, which default is not remedied within a period of 30 days after notice thereof to PSIL; and (vi) insolvency or bankruptcy of PSIL.

In addition, the amendment will reduce the principal amount of the Dalea Note to $8.0 million in exchange for the cancellation of a payable of approximately $3.5 million owed by TransAtlantic Albania to Viking International, which is part of the Delvina Gas Liabilities and for which the Company has indemnified GBC Oil.  The amendment will also require Dalea to pledge as security for the Dalea Note the approximately $2.1 million aggregate principal amount of Convertible Notes held by Dalea, including any securities exchanged or converted from the Convertible Notes. The amendment will provide that interest payable to Dalea under the Convertible Notes (or any future securities for which the Convertible Notes are converted or exchanged) will be credited against the outstanding principal balance of the Dalea Note. The maturity date of the Dalea Note was extended to June 13, 2019.  The interest rate on the Dalea Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell.

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

1.	Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
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

March 30, 2016

TRANSATLANTIC PETROLEUM LTD.

/S/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ N. MALONE MITCHELL 3rd	Chairman and Chief Executive Officer	March 30, 2016
N. Malone Mitchell 3rd	(Principal Executive Officer)

/S/ WIL F. SAQUETON	Chief Financial Officer	March 30, 2016
Wil F. Saqueton	(Principal Financial Officer and Principal Accounting Officer/Controller)

/S/ BOB G. ALEXANDER	Director	March 30, 2016
Bob G. Alexander

/S/ BRIAN E. BAYLEY	Director	March 30, 2016
Brian Bayley

/S/ CHARLES J. CAMPISE	Director	March 30, 2016
Charles J. Campise

/S/ MARLAN W. DOWNEY	Director	March 30, 2016
Marlan W. Downey

/S/ GREGORY K. RENWICK	Director	March 30, 2016
Gregory K. Renwick

/S/ MEL G. RIGGS	Director	March 30, 2016
Mel G. Riggs

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TransAtlantic Petroleum, Ltd.:

We have audited the accompanying consolidated balance sheets of TransAtlantic Petroleum, Ltd. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransAtlantic Petroleum Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has significant debt obligations and non-compliance with certain debt covenants that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransAtlantic Petroleum Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

March 30, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TransAtlantic Petroleum Ltd.:

We have audited TransAtlantic Petroleum Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. TransAtlantic Petroleum Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TransAtlantic Petroleum Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransAtlantic Petroleum Ltd. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 30, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

March 30, 2016

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

(in thousands of U.S. Dollars, except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,480	$34,740
Accounts receivable, net
Oil and natural gas sales	14,169	25,456
Joint interest and other	5,885	19,918
Related party	414	602
Prepaid and other current assets	2,807	5,823
Derivative asset	3,235	12,518
Restricted cash	3,758	–
Assets held for sale	51,511	7,744
Total current assets	89,259	106,801
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	271,080	323,994
Unproved	31,135	47,137
Equipment and other property	36,708	41,445
	338,923	412,576
Less accumulated depreciation, depletion and amortization	(148,218)	(141,644)
Property and equipment, net	190,705	270,932
Other long-term assets:
Other assets	4,615	10,753
Note receivable - related party	11,500	11,500
Derivative asset	3,370	19,069
Deferred income taxes	–	1,343
Goodwill	–	6,935
Assets held for sale	–	118,903
Total other assets	19,485	168,503
Total assets	$299,449	$546,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,675	$19,545
Accounts payable - related party	2,684	13,872
Accrued liabilities	10,583	21,238
Asset retirement obligations	–	323
Loans payable	38,266	34,833
Loan payable - related party	3,593	–
Liabilities held for sale - related party	3,540	11,416
Liabilities held for sale	65,649	47,763
Total current liabilities	136,990	148,990
Long-term liabilities:
Asset retirement obligations	9,237	10,220
Accrued liabilities	11,940	7,736
Deferred income taxes	27,360	24,946
Loans payable	34,400	80,089
Loan payable - related party	20,600	20,800
Liabilities held for sale	–	41,991
Total long - term liabilities	103,537	185,782
Total liabilities	240,527	334,772
Commitments and contingencies
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 41,017,777 shares and 40,708,120 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	4,102	4,071
Treasury stock	(970)	–
Additional paid-in-capital	569,365	571,150
Accumulated other comprehensive loss	(121,590)	(79,310)
Accumulated deficit	(391,985)	(284,447)
Total shareholders' equity	58,922	211,464
Total liabilities and shareholders' equity	$299,449	$546,236

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2015, 2014 and 2013

(U.S. Dollars and shares in thousands, except per share amounts)

	2015	2014	2013
Revenues:
Oil and natural gas sales	$82,716	$136,276	$127,270
Sales of purchased natural gas	2,189	2,127	2,581
Other	159	427	976
Total revenues	85,064	138,830	130,827
Costs and expenses:
Production	12,873	18,193	18,602
Exploration, abandonment and impairment	21,544	19,864	27,333
Cost of purchased natural gas	2,082	2,055	2,247
Seismic and other exploration	370	4,285	14,009
Revaluation of contingent consideration	–	(2,500)	(5,000)
General and administrative	24,138	31,071	29,020
Depreciation, depletion and amortization	37,707	48,594	41,322
Accretion of asset retirement obligations	368	406	508
Total costs and expenses	99,082	121,968	128,041
Operating (loss) income	(14,018)	16,862	2,786
Other income (expense):
Interest and other expense	(13,077)	(6,044)	(3,929)
Interest and other income	855	1,124	1,340
Gain (loss) on commodity derivative contracts	27,457	37,454	(2,698)
Foreign exchange loss	(5,653)	(6,523)	(9,663)
Total other income (expense)	9,582	26,011	(14,950)
Income (loss) from continuing operations before income taxes	(4,436)	42,873	(12,164)
Current income tax expense	(3,587)	(1,784)	(128)
Deferred income tax expense	(18,642)	(11,875)	(979)
Net (loss) income from continuing operations	(26,665)	29,214	(13,271)
Loss from discontinued operations before income taxes	(97,042)	(750)	(442)
Income tax benefit	16,169	612	–
Net loss from discontinued operations	(80,873)	(138)	(442)
Net (loss) income	(107,538)	29,076	(13,713)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(42,280)	(14,325)	(36,973)
Comprehensive (loss) income	$(149,818)	$14,751	$(50,686)

Net (loss) income per common share:
Basic net income (loss) per common share
Continuing operations	$(0.65)	$0.77	$(0.36)
Discontinued operations	$(1.98)	$–	$(0.01)
Weighted average common shares outstanding	40,841	37,829	37,069
Diluted net income (loss) per common share
Continuing operations	$(0.65)	$0.77	$(0.36)
Discontinued operations	$(1.98)	$–	$(0.01)
Weighted average common and common equivalent shares outstanding	40,841	38,031	37,069

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

For the years ended December 31, 2015, 2014 and 2013

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares (at par)	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2012	36,875	–	–	$3,687	$–	$537,962	$(28,012)	$(299,810)	$213,827
Issuance of common shares	351	–	–	35	–	2,465	–	–	2,500
Issuance of restricted stock units	114	–	–	12	–	(12)	–	–	–
Tax withholding on restricted stock units	–	–	–	–	–	(40)	–	–	(40)
Share-based compensation	–	–	–	–	–	1,716	–	–	1,716
Foreign currency translation adjustment	–	–	–	–	–	–	(36,973)	–	(36,973)
Net loss	–	–	–	–	–	–	–	(13,713)	(13,713)
Balances at December 31, 2013	37,340	–	–	$3,734	$–	$542,091	$(64,985)	$(313,523)	$167,317
Issuance of common shares	3,219	–	–	322	–	23,528	–	–	23,850
Contingent payment event	–	–	–	–	–	4,188	–	–	4,188
Issuance of warrants	–	–	233	–	–	–	–	–	–
Issuance of restricted stock units	149	–	–	15	–	(15)	–	–	–
Tax withholding on restricted stock units	–	–	–	–	–	(76)	–	–	(76)
Share-based compensation	–	–	–	–	–	1,434	–	–	1,434
Foreign currency translation adjustment	–	–	–	–	–	–	(14,325)	–	(14,325)
Net income	–	–	–	–	–	–	–	29,076	29,076
Balances at December 31, 2014	40,708	–	233	$4,071	$–	$571,150	$(79,310)	$(284,447)	$211,464
Issuance of common shares	–	–	–	–	–	–	–	–	–
Contingent payment event	–	–	–	–	–	(4,188)	–	–	(4,188)
Issuance of warrants	–	–	466	–	–	–	–	–	–
Issuance of restricted stock units	310	–	–	31	–	1,106	–	–	1,137
Tax withholding on restricted stock units	–	–	–	–	–	(391)	–	–	(391)
Repurchase of treasury stock	–	333	–	–	(970)	–	–	–	(970)
Share-based compensation	–	–	–	–	–	1,688	–	–	1,688
Foreign currency translation adjustment	–	–	–	–	–	–	(42,280)	–	(42,280)
Net loss	–	–	–	–	–	–	–	(107,538)	(107,538)
Balances at December 31, 2015	41,018	333	699	$4,102	$(970)	$569,365	$(121,590)	$(391,985)	$58,922

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

(in thousands of U.S. Dollars)

	2015	2014	2013

Operating activities:
Net (loss) income	$(107,538)	$29,076	$(13,713)
Adjustment for net loss from discontinued operations	80,873	138	442
Net (loss) income from continuing operations	(26,665)	29,214	(13,271)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	1,688	1,434	1,716
Foreign currency loss	5,910	6,448	8,620
(Gain) loss on commodity derivative contracts	(27,457)	(37,454)	2,698
Cash settlement on commodity derivative contracts	57,076	(2,100)	(3,521)
Amortization on loan financing costs	1,677	1,025	510
Bad debt expense	422	1,487	–
Deferred income tax expense	18,642	11,875	979
Exploration, abandonment and impairment	21,544	19,864	27,333
Depreciation, depletion and amortization	37,707	48,594	41,322
Accretion of asset retirement obligations	368	406	508
Derivative put costs	(4,638)	–	–
Revaluation of contingent consideration	–	(2,500)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	18,274	(3,326)	(2,353)
Prepaid expenses and other assets	1,341	(1,777)	(34)
Accounts payable and accrued liabilities	(19,380)	4,734	9,269
Net cash provided by operating activities from continuing operations	86,509	77,924	68,776
Net cash used in operating activities from discontinued operations	(14,483)	(264)	(1,426)
Net cash provided by operating activities	72,026	77,660	67,350
Investing activities:
Acquisitions, net of cash	–	66	–
Additions to oil and natural gas properties	(22,843)	(107,353)	(94,266)
Additions to equipment and other properties	(3,572)	(6,318)	(10,653)
Restricted cash	(5,261)	(1,917)	(190)
Net cash used in investing activities from continuing operations	(31,676)	(115,522)	(105,109)
Net cash (used in) provided by investing activities from discontinued operations	(12,329)	(1,174)	1,016
Net cash used in investing activities	(44,005)	(116,696)	(104,093)
Financing activities:
Tax withholding on restricted share units	(391)	(76)	(40)
Treasury stock purchases	(970)	–	–
Loan proceeds	12,378	73,237	66,785
Loan proceeds - related party	3,593	20,800	–
Loan repayment	(54,834)	(28,096)	(29,785)
Loan financing costs	(30)	(2,630)	–
Net cash (used in) provided by financing activities from continuing operations	(40,254)	63,235	36,960
Net cash used in financing activities from discontinued operations	(13,709)	(1,674)	–
Net cash (used in) provided by financing activities	(53,963)	61,561	36,960
Effect of exchange rate on cash flows and cash equivalents	(1,318)	(666)	(2,104)
Net (decrease) increase in cash and cash equivalents	(27,260)	21,859	(1,887)
Cash and cash equivalents, beginning of year	34,740	12,881	14,768
Cash and cash equivalents, end of year	$7,480	$34,740	$12,881
Supplemental disclosures:
Cash paid for interest	$9,522	$3,490	$3,091
Cash paid for taxes	$3,044	$–	$2,387
Supplemental non-cash financing activities:
Repayment of the Prepayment Agreement	$3,043	$–	$–
Issuance of common shares for acquisition	$–	$23,850	$–
Contingent payment event	$(4,188)	$4,188	$–
Issuance of common shares - amendment to purchase agreement	$–	$–	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of March 29, 2016, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with three operating segments – Turkey, Bulgaria and Albania (presented as assets held for sale).  Its assets consist of its ownership interests in subsidiaries that primarily own:

•	assets in Turkey;
•	assets in Albania that are classified as held for sale; and
•	assets in Bulgaria.

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

We incurred a net loss of $107.5 million for the year ended December 31, 2015, which includes a net loss from discontinued operations of $80.9 million. At December 31, 2015, the outstanding principal amount of our debt was $96.9 million (excluding liabilities held for sale), and we had a working capital deficit (excluding assets and liabilities held for sale) of $30.1 million.

Due to the significant decline in Brent crude oil prices during 2015, the borrowing base under the Company’s senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”) was decreased to $16.6 million effective December 30, 2015. The decline in the borrowing base resulted in a $15.5 million borrowing base deficiency under the Senior Credit Facility as of December 30, 2015.

On December 30, 2015, the lenders granted us a waiver of certain defaults under the Senior Credit Facility that existed as of December 30, 2015, including, among other things, the borrowing base deficiency.  The waiver is conditioned upon, among other things, no borrowing base deficiency existing as of March 31, 2016.

As of December 31, 2015, the Company had $32.1 million outstanding under the Senior Credit Facility and no availability and was not in compliance with the current ratio financial covenant in the Senior Credit Facility.

During the first quarter of 2016, we repaid $1.3 million under the Senior Credit Facility, and as of March 30, 2016, we had a borrowing base deficiency of $14.2 million.

We have negotiated a preliminary waiver of the existing defaults under the Senior Credit Facility and an extension of the borrowing base deficiency repayment obligation until at least September 30, 2016.  This preliminary waiver and extension is subject to the approval of the lenders’ respective credit committees.  The lenders have advised us that they will seek credit committee approval of the preliminary waiver and extension in early April 2016.  We cannot guarantee that this waiver and extension will be approved by our lenders.  Because we are currently in default under the Senior Credit Facility and will be unable to repay the borrowing base deficiency by March 31, 2016, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.  In addition, a payment default under the Senior Credit Facility could result in a cross default under our Convertible Notes.

Even if we obtain the funds to repay our borrowing base deficiency, we should need some form of debt restructuring, capital raising effort or asset sale in order to fund our operations and meet our substantial debt service obligations of approximately $41.9 million in 2016 and $55.0 million in 2017.  Our management is actively pursuing improving our working capital position and/or restructuring our future debt service obligations in order to remain a going concern for the foreseeable future.

As a result there is substantial doubt regarding our ability to continue as a going concern.

Management believes the going concern assumption to be appropriate for these consolidated financial statements. If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses and in the balance sheet classifications used in these consolidated financial statements.

3. Significant accounting policies

Basis of preparation

Our reporting standard for the presentation of our consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority-owned, controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  During the year ended December 31, 2015, we reclassified certain balance sheet amounts previously reported on our consolidated balance sheet at December 31, 2014 to conform to current year presentation.

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

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized, but is tested for impairment on an annual basis at December 31, or more frequently as impairment indicators arise. ASC 350 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  At December 31, 2015, we performed our annual assessment of goodwill and determined it was necessary to perform the two-step goodwill impairment test.  In accordance with GAAP, we performed step one of the goodwill impairment test and determined that the estimated fair value of the reporting unit was less than its carrying amount based on our reserves report, dated December 31, 2015.  The decline in our Turkey reserves report values was primarily due to the decline in the Brent oil price during the three months ended December 31, 2015.  Therefore, we performed step two of the impairment test, which indicated that the entire balance of goodwill was impaired.  As a result, we recorded an impairment equal to the carrying amount of goodwill, or $5.5 million, at December 31, 2015 which is included in exploration, abandonment and impairment in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2015.

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

Revenue recognition

Revenue from the sale of crude oil and natural gas is recognized upon delivery to the purchaser when title passes. During the years ended December 31, 2015, 2014 and 2013, we sold $63.0 million, $102.8 million and $87.2 million, respectively, of oil to Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately owned oil refinery in Turkey, which represented approximately 74.0%, 74.1% and 66.7% of our total revenues, respectively.

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

In connection with our acquisition of Amity Oil International Pty Ltd (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Ürünleri Inşaat Sanayi ve Ticaret A.Ş. (“Petrogas”) in August 2010, at December 31, 2013, we recognized a liability due to an uncertain tax position and corresponding asset related to the transfer of Petrogas shares to Amity prior to the acquisition (see Note 11, “Income taxes”). As the statute of limitations has expired we have reversed this non-current asset and non-current liability, as of December 31, 2015.

As of December 31, 2015, we recorded a $10.1 million liability due to an uncertain tax position related to the unwinding of all of our crude oil hedge collar and three-way contracts, which is included in long-term accrued liabilities on our consolidated balance sheet.

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

Business combinations

We follow ASC 805, Business Combinations (“ASC 805”), and ASC 810-10-65, Consolidation (“ASC 810-10-65”). ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations are accounted for by applying the acquisition method.  See Note 18, “Acquisitions”.

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

4. New accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), an amendment to FASB Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements.  This update provides guidance on management’s responsibility in evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  We have adopted ASU 2014-15 for the year ended December 31, 2015.  See disclosure in Note 2, “Going concern”.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), an amendment to ASC Subtopic 330-10.  The amendment states that entities should measure inventory at the lower of cost and net realizable value.  The amendment does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendment applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  ASU 2015-11 is effective for the fiscal years beginning after December 31, 2016, including interim periods within those fiscal years.  We are currently assessing the potential impact of ASU 2015-11 on our consolidated financial statements and results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The amendments in the update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued.  As of December 31, 2015, we adopted ASU 2015-16 and have disclosed adjustments to our provisional amounts in Note 18, “Acquisitions”.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2017-17 requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  ASU 2015-17 is effective for annual periods and interim periods in fiscal years beginning after December 15, 2016.  As of December 31, 2015, we have adopted ASU 2015-17 and have adjusted the amounts in our consolidated balance sheet as of December 31, 2015 and 2014.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

5. Goodwill

Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. We have goodwill on acquisitions where we anticipated access to potential exploration and producing opportunities. All of our goodwill is attributable to our Turkey operating segment.  At December 31, 2015, we performed our annual assessment of goodwill and determined it was necessary to perform the two-step goodwill impairment test.  In accordance with GAAP, we performed step one of the goodwill impairment test and determined that the estimated fair value of our Turkey reporting unit was less than its carrying amount based on our reserves report dated December 31, 2015.  The decline in our Turkey reserves report values was primarily due to the decline in the Brent oil price during the three months ended December 31, 2015.  Therefore, we performed step two of the impairment test, which indicated that the entire balance of goodwill was impaired.  As a result, we recorded an impairment equal to the carrying amount of goodwill, or $5.5 million, at December 31, 2015.   Goodwill was as follows at December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Goodwill at January 1	$6,935	$7,535
Foreign exchange effect	(1,404)	(600)
Impairment	(5,531)	–
Goodwill at December 31	$–	$6,935

6. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	2015	2014
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$270,591	$323,442
Bulgaria	489	552
Total oil and natural gas properties, proved	271,080	323,994
Oil and natural gas properties, unproved:
Turkey	31,135	43,090
Bulgaria	–	4,047
Total oil and natural gas properties, unproved	31,135	47,137
Gross oil and natural gas properties	302,215	371,131
Accumulated depletion	(139,002)	(132,971)
Net oil and natural gas properties	$163,213	$238,160

The decline in oil and natural gas properties during the year ended December 31, 2015 was primarily driven by the devaluation of the Turkish Lira (“TRY”) versus the U.S. Dollar.  For the year ended December 31, 2015, we have recorded foreign currency translation adjustments which reduced oil and natural gas properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At December 31, 2015 and 2014, we excluded $0.7 million and $1.2 million of costs, respectively, from the depletion calculation for development wells in progress.

At December 31, 2015, the capitalized costs of our oil and natural gas properties included $20.0 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $111.4 million relating to well costs, and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

At December 31, 2014, the capitalized costs of our oil and natural gas properties included $29.0 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $160.8 million relating to well costs, and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

Impairments of proved properties and impairment of exploratory well costs

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include (Level 3 inputs), but are not limited to, estimates of proved reserves, future commodity prices, the timing and amount of future production and capital expenditures and discount rates commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties.

Excluding the impairment of goodwill, during the year ended December 31, 2015, we recorded $16.0 million of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs. Of the $16.0 million of impairment of proved properties and exploratory well costs incurred during the year ended December 31, 2015, $5.8 million primarily related to proved property impairments on our Goksu, Molla and Bakuk fields in Turkey where we wrote the properties down to their estimated fair value.  The impairment on our Goksu and Molla fields was due to the decline in the Brent oil price and reduction in the reserve volumes.

The remaining charges during the year ended December 31, 2015 were due to $3.7 million related to exploratory well impairment on our Deventci-R2 well in Bulgaria, $3.5 million related to impairment on our Pinar-1 well and $0.7 million related to the South Goksu-1 well, which is part of our joint venture in the Arpatepe field in Turkey.  Approximately $4.9 million of the amount impaired was cash spent during the period.

During the year ended December 31, 2014, we recorded $19.9 million in impairment on our proved and unproved properties.  Of the $19.9 million, approximately $13.8 million relates to unproved exploratory well impairment on the following wells: $3.5 million related to impairment on the Catak-1 well, $2.8 million related to the Kazanci-5 well, and $7.5 million related to the Bahar-2 side track well.

During the year ended December 31, 2013, we recorded $27.3 million in impairment on our proved and unproved properties, primarily related to $16.0 million of exploratory well impairment, and the remaining amount on impairment of our Senova and Malkara licenses.

Capitalized costs greater than one year

As of December 31, 2015, we had $1.3 million and $2.2 million of exploratory well costs capitalized for the Hayrabolu-10 and Pinar-1 wells, respectively, in Turkey, which we spud in February 2013 and December 2014, respectively. The Hayrabolu-10 and Pinar-1 wells continue to be held for completion.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	2015	2014
	(in thousands)
Other equipment	$2,378	$2,983
Inventory	21,338	23,411
Gas gathering system and facilities	4,798	6,016
Vehicles	400	488
Leasehold improvements, office equipment and software	7,794	8,547
Gross equipment and other property	36,708	41,445
Accumulated depreciation	(9,216)	(8,673)
Net equipment and other property	$27,492	$32,772

We have reclassified certain prior year costs of equipment and other property to conform to current period presentation.

We classify our materials and supply inventory, including steel tubing and casing, as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At December 31, 2015, we excluded $21.3 million of inventory from depreciation, as the inventory had not been placed into service. At December 31, 2014, we excluded $23.4 million of inventory and $3.0 million of software from depreciation as the inventory had not been placed into service.

7. Commodity derivative instruments

We have used collar and put derivative contracts to economically hedge against the variability in cash flows associated with the forecasted sale of a portion of our future oil production. We have not designated the derivative contracts as hedges for accounting purposes, and accordingly, we record the derivative contracts at fair value and recognize changes in fair value in earnings as they occur.

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive income (loss) under the caption “Gain (loss) on commodity derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on commodity derivative contracts.” We are required under our Senior Credit Facility to hedge between 30% and 75% of our anticipated production volumes in Turkey.

During the years ended December 31, 2015, 2014 and 2013, we recorded a net gain on commodity derivative contracts of $27.5 million, a net gain of $37.5 million and net loss of  $2.7 million, respectively.

On September 14, 2015, October 14, 2015 and November 17, 2015, we unwound all volumes of our crude oil hedge collars and three-way collars for the periods September 14, 2015 through March 31, 2019, October 14, 2015 through March 31, 2019 and December 1, 2015 through March 31, 2019, respectively, and purchased puts with a $50.00 strike price in replacement of the unwound volumes.  The puts with a $50.00 strike price were purchased pursuant to the requirements of the Senior Credit Facility at a cost of $4.6 million.  The unwound hedges resulted in gross proceeds of $41.8 million, of which $37.2 million was used to repay indebtedness under the Senior Credit Facility.

At December 31, 2015, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2015

		Puts

			Weighted
			Average
			Minimum	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	January 1, 2016— December 31, 2016	808	$50.00	3,235
Put	January 1, 2017— December 31, 2017	610	$50.00	1,798
Put	January 1, 2018— December 31, 2018	494	$50.00	1,292
Put	January 1, 2019— March 31, 2019	443	$50.00	280
Total Estimated Fair Value of Asset				$6,605

At December 31, 2014, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2014

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
(in thousands)
Collar	January 1, 2015— December 31, 2015	1,410	$85.00	$97.25	$12,518
$12,518

		Collars			Additional Call

			Weighted	Weighted	Weighted
			Average	Average	Average
			Minimum	Maximum	Maximum	Estimated Fair
		Quantity	Price	Price	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Asset
						(in thousands)
Three-way collar contract	January 1, 2016— December 31, 2016	1,066	$85.00	$97.25	$114.25	$7,609
Three-way collar contract	January 1, 2017— December 31, 2017	888	$85.00	$97.25	$114.25	5,748
Three-way collar contract	January 1, 2018— December 31, 2018	726	$85.00	$97.25	$114.25	4,659
Three-way collar contract	January 1, 2019— March 31, 2019	663	$85.00	$97.25	$114.25	1,053
						19,069
Total Estimated Fair Value of Asset						$31,587

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2015 and December 31, 2014, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at December 31, 2015 and December 31, 2014.

As of December 31, 2015
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$3,235	$–	$3,235
Crude oil	Long-term assets	3,370	–	3,370

As of December 31, 2014
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$12,518	$–	$12,518
Crude oil	Long-term assets	19,069	–	19,069

8. Asset retirement obligations

As part of our development of oil and natural gas properties, we incur asset retirement obligations (“ARO”). Our ARO results from our responsibility to abandon and reclaim our net share of all working interest properties and facilities. At December 31, 2015, the net present value of our total ARO was estimated to be $9.2 million, with the undiscounted value being $15.1 million. Total ARO at December 31, 2015 shown in the table below consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation at a rate of approximately 6.9% per annum for Turkey. These values are discounted to present value using our credit-adjusted risk-free rate of 5.6% per annum for Turkey for the year ended December 31, 2015. The following table summarizes the changes in our ARO for the years ended December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Asset retirement obligations at beginning of period	$10,543	$10,896
Change in estimates	385	–
Liabilities settled	–	(373)
Foreign exchange change effect	(2,137)	(899)
Additions	78	513
Accretion expense	368	406
Asset retirement obligations at end of period	9,237	10,543
Less: current portion	–	323
Long-term portion	$9,237	$10,220

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

9. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	December 31,	December 31,
	2015	2014
Fixed and floating rate loans	(in thousands)
Convertible Notes	$34,400	$26,600
Senior Credit Facility	32,075	68,297
Convertible Notes - related party	20,600	20,800
TBNG credit facility	5,192	20,025
ANBE Promissory Note	3,592	–
West Promissory Notes	1,000	–
Loans payable	96,859	135,722
Less: current portion	41,859	34,833
Long-term portion	$55,000	$100,889

Senior Credit Facility

On May 6, 2014, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”) and Petrogas (collectively, and together with Amity, the “Borrowers”) entered into the Senior Credit Facility with BNP Paribas and IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide, Ltd. (“TWL”) (each, a “Guarantor”).

The amount drawn under the Senior Credit Facility may not exceed the lesser of (i) $150.0 million, (ii) the borrowing base amount at such time, (iii) the aggregate commitments of all lenders at such time, and (iv) any amount borrowed from an individual lender to the extent it exceeds the aggregate amount of such lender’s individual commitment. As of December 31, 2015, the lenders had an aggregate commitment of $40.0 million, with individual commitments of $20.0 million each.  On the first day of each fiscal quarter commencing April 1, 2016, the lenders’ commitments are subject to reduction in an amount equal to 7.69% of the aggregate commitments in effect on April 1, 2016.

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year.  The October 2015 redetermination resulted in a $15.5 million borrowing base deficiency under the Senior Credit Facility as of December 30, 2015.  The borrowing base was $16.6 million as of December 30, 2015. The borrowing base amount equals, for any calculation date, the lowest of:

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

Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.61% at December 31, 2015). The Borrowers are also required to pay (i) a commitment fee payable quarterly in arrears at a per annum rate equal to (a) 2.00% per annum of the unused and uncancelled portion of the aggregate commitments that is less than or equal to the maximum available amount under the Senior Credit Facility, and (b) 1.00% per annum of the unused and uncancelled portion of the aggregate commitments that exceed the maximum available amount under the Senior Credit Facility and is not available to be borrowed, (ii) on the date of issuance of any letter of credit, a fronting fee in an amount equal to 0.25% of the original maximum amount to be drawn under such letter of credit and (iii) a per annum letter of credit fee for each letter of credit issued equal to the face amount of such letter of credit multiplied by (a) 1.0% for any letter of credit that is cash collateralized or backed by a standby letter of credit issued by a financial institution acceptable to BNP Paribas or (b) 5.00% for all other letters of credit.

The Senior Credit Facility is secured by a pledge of (i) the local collection accounts and offshore collection accounts of each of the Borrowers, (ii) the receivables payable to each of the Borrowers, (iii) the shares of each Borrower and (iv) substantially all of the present and future assets of the Borrowers.

The Borrowers are required to comply with certain financial and non-financial covenants under the Senior Credit Facility, including maintaining the following financial ratios during the four most recently completed fiscal quarters:

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

Pursuant to the Senior Credit Facility, at least one of the Borrowers is required to maintain commodity derivative contracts with BNP Paribas that hedge between 30% and 75% of our anticipated oil production volumes in our oil fields in Turkey. As of December 31, 2015, TEMI had put contracts with BNP Paribas, which hedge the price of oil through March 2019.

At December 31, 2015, we had borrowings of $32.1 million under the Senior Credit Facility, a borrowing base deficiency of $15.5 million, and we were not in compliance with the current ratio financial covenant in the Senior Credit Facility.  In December 2015, we were not in compliance with certain covenants under our Senior Credit Facility and the lenders declared an event of default and locked the Borrowers’ collection accounts. On December 30, 2015, we entered into a Waiver and Consent Agreement with the lenders whereby the lenders provided a conditional waiver of the defaults including a waiver of cross-default under the Term Loan Facility, and permitted the Borrowers to make certain transfers and withdrawals under the collection accounts. Such waiver included certain conditions, including the following:

(i)	The borrowing base deficiency must be repaid by March 31, 2016;
(ii)	All monthly hedge settlement proceeds shall be used to pay down debt outstanding;
(iii)	Net proceeds from certain asset sales shall be used to prepay loans outstanding under the Senior Credit Facility;
(iv)

By June 30, 2016, the lenders shall be granted a security interest over all of the equity interests in Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) and all of the assets or property of TBNG; and

(v)

On or before June 30, 2016, all holders of the 13% convertible notes due 2017 (“Convertible Notes”) shall either (a) convert their debt interests under the Convertible Notes into equity interests, or (b) agree to extend the maturity of the Convertible Notes to April 1, 2019 or later on substantially identical terms.

In addition, we have negotiated a preliminary waiver of the existing defaults under the Senior Credit Facility and an extension of the borrowing base deficiency repayment obligation until at least September 30, 2016.  This preliminary waiver and extension is subject to the approval of the lenders’ respective credit committees.  The lenders have advised us that they will seek credit committee approval of the preliminary waiver and extension in early April 2016.  We cannot guarantee that this waiver and extension will be approved by our lenders.

At March 30, 2016, we had borrowings of $30.8 million under the Senior Credit Facility and a borrowing base deficiency of $14.2 million.  We have classified all borrowings under the Senior Credit Facility as short-term debt as of December 31, 2015 due to the uncertainty regarding our ability to comply with the covenants in the Senior Credit Facility for the next twelve months.

Convertible Notes

As of December 31, 2015, we had $55.0 million aggregate principal amount of Convertible Notes outstanding.  The Convertible Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).  The Convertible Notes bear interest at a rate of 13.0% per annum and mature on July 1, 2017.  The Convertible Notes are convertible at any time, at the election of a holder, into our common shares at a conversion price of $6.80 per share.

TBNG credit facility

TBNG has a fully-drawn credit facility with a Turkish bank.  During the fourth quarter of 2015, the facility was amended and now bears interest at a rate of 7.0% per annum and the monthly principal installments were deferred until March 29, 2016.  The facility is due by June 29, 2016. The facility may be prepaid without penalty. The facility is secured by a lien on a Turkish real estate property owned by Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At December 31, 2015, TBNG had a balance of $5.2 million under the credit facility and no availability.

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

The Promissory Notes are guaranteed by us, and no advances can be made under the notes after December 31, 2015. As of December 31, 2015, we had borrowed $1.0 million under the Promissory Notes. The funds were used to purchase shares of our common stock pursuant to our share repurchase program.

ANBE Promissory Note

On December 30, 2015, TransAtlantic USA entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the children of the Company’s chairman and chief executive officer, N. Malone Mitchell, 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum and matures on June 30, 2016.  On December 30, 2015, the Company borrowed $3.6 million under the Note (the “Initial Advance”). The Initial Advance will be used for general corporate purposes. The Company can request subsequent advances (each, a “Subsequent Advance”) under the Note prior to June 15, 2016. Each Subsequent Advance must be in a multiple of $500,000, or if the amount remaining for advance under the Note is less than $500,000, such lesser amount.

Advances under the Note may be converted, at the election of ANBE, any time after the NYSE MKT approves the Company’s application to list the additional common shares issuable pursuant to the conversion feature of the Note and prior to the maturity of the Note.  The conversion price per common share for each advance is equal to 105% of the closing price of the Company’s common shares on the NYSE MKT on the trading date immediately prior to such advance.  The conversion price of the Initial Advance is $1.3755 per share.

The Note is a senior unsecured obligations of the Company and is structurally subordinated to all indebtedness of the Company’s subsidiaries.  Each of the following is an “Event of Default” under the Note:

a)	the Company fails to pay when due any principal of, or interest upon, the Note;
b)

the Note ceases to be a legal, valid, binding agreement enforceable against any party executing the same in accordance with the respective terms thereof or is in any way terminated declared ineffective or inoperative or in any way whatsoever ceases to give or provide the respective rights, interests, remedies, powers or privileges intended to be created thereby;

c)

the Company (i) applies for or consents to the appointment of a receiver, trustee, inventor, custodian or liquidator of Company or of all or a substantial part of its  assets, as applicable, (ii) is adjudicated as bankrupt or insolvent or files a voluntary petition for bankruptcy or admits in writing that it is unable to pay its debts as they become due, (iii) makes a general assignment for the benefit of creditors, (iv) files a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, or (v) files an answer admitting the material allegations of, or consents to, or defaults in answering, a petition filed against it in any bankruptcy, reorganization or insolvency proceeding, or takes corporate action for the purpose of effecting any of the foregoing; or

d)

an order, judgment or decree is entered by any court of competent jurisdiction or other competent authority approving a petition seeking reorganization of the Company or appointing a receiver, trustee, inventor or liquidator of any such person, or of all or substantially all of its assets, and such order, judgment or decree continues unstayed and in effect for a period of sixty (60) days.

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At December 31, 2015, we had no outstanding borrowings under these lines of credit.

Loan financing costs

We capitalize certain costs in connection with obtaining our borrowings, such as lender’s fees and related attorney’s fees.  These costs are amortized on a straight line basis, which approximates the effective interest method over the term of the loan as a component of interest expense. Loan financing costs, which are included in other assets, totaled approximately $1.6 million and $2.7 million as of December 31, 2015 and 2014, respectively.  Amortization of loan financing costs totaled approximately $1.6 million, $1.0 million and $0.5 million during 2015, 2014 and 2013, respectively.

10. Shareholders’ equity

November 2014 share issuance

In November 2014, we issued 3,218,641 common shares at a deemed price of $7.41 per common share for the acquisition of Stream (see Note 18, “Acquisitions”).

July 2013 share issuance

In July 2013, we issued 351,074 common shares at a deemed price of $7.12 per common share to Direct Petroleum Inc. (“Direct”) (see Note 15, “Contingencies”).

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

Share-based compensation of approximately $1.1 million and $1.4 million with respect to awards of RSUs was recorded for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had approximately $1.1 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.5 years.  The following table sets forth RSU activity for the year ended December 31, 2015:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value Per RSU
Unvested RSUs outstanding at December 31, 2014	223	$8.21
Granted	586	5.06
Forfeited	(48)	6.26
Vested	(332)	6.31
Unvested RSUs outstanding at December 31, 2015	429	$8.21

Stock option plan

Our Amended and Restated Stock Option Plan (2006) (the “Option Plan”) terminated on June 16, 2009. All outstanding awards issued under the Option Plan remained in full force and effect. As of December 31, 2015 and 2014, there were no options outstanding under the Option Plan. All options previously outstanding under the Option Plan had a five-year term.

The fair value of stock options was determined using the Black-Scholes Model and was recognized over the service period of the stock option. All stock options are fully vested; therefore, no share-based compensation expense for stock option awards was recorded for the years ended December 31, 2015, 2014 and 2013. We did not grant any stock options during the years ended December 31, 2015, 2014 and 2013.

Details of stock option activity for the years ended December 31, 2015, 2014 and 2013 are presented below.

	2015		2014		2013
	Number of Options (in thousands)	Weighted Average Exercise Price Per share	Number of Options (in thousands)	Weighted Average Exercise Price Per share	Number of Options (in thousands)	Weighted Average Exercise Price Per share
Outstanding at beginning of year	–	$–	–	$–	16	$12.30
Granted	–	–	–	–	–	–
Expired	–	–	–	–	(16)	12.30
Exercised	–	–	–	–	–	–
Outstanding at end of year	–	$–	–	$–	–	$–
Exercisable at end of year	–	$–	–	$–	–	$–

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the years ended December 31, 2015, 2014 and 2013 equals net income divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes stock options, RSUs and warrants, whether exercisable or not. The computation of diluted earnings per common share excluded 8.9 million and 0.8 million antidilutive common share equivalents from the years ended December 31, 2015 and 2013, respectively.  There were no antidilutive common share equivalents for the year ended December 31, 2014.

The following table presents the basic and diluted earnings per common share computations:

(in thousands, except per share amounts)	2015	2014	2013
Net (loss) income from continuing operations	$(26,665)	$29,214	$(13,271)
Net loss from discontinued operations	$(80,873)	$(138)	$(442)
Basic net (loss) income per common share:
Shares:
Weighted average common shares outstanding	40,841	37,829	37,069
Basic net (loss) income per common share:
Continuing operations	$(0.65)	$0.77	$(0.36)
Discontinued operations	$(1.98)	$–	$(0.01)
Diluted net (loss) income per common share:
Shares:
Weighted average shares outstanding	40,841	37,829	37,069
Dilutive effect of:
Restricted share units	–	152	–
Convertible notes	–	50	–
Weighted average common and common equivalent shares outstanding	40,841	38,031	37,069
Diluted net (loss) income per common share:
Continuing operations	$(0.65)	$0.77	$(0.36)
Discontinued operations	$(1.98)	$–	$(0.01)

Warrants

On December 31, 2014, the Company issued 134,169 common share purchase warrants (“Warrants”) to Mr. Mitchell and 23,333 common share purchase warrants to each of Mr. Mitchell’s children pursuant to warrant agreements. These Warrants were issued to Mr. Mitchell and his children as shareholders of the entity Gundem, which agreed to pledge its primary asset, Turkish real estate property, in exchange for an extension of the maturity date of a credit agreement between the Company and a Turkish bank. As consideration for the pledge of Turkish real estate property, the independent members of the Company’s board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem. Pursuant to the warrant agreements, the Warrants are immediately exercisable, expire 18 months from the date of the release of the pledge on Turkish real estate property, and entitle the holder to purchase one common share for each Warrant at an exercise price of $5.99 per share.

On each of April 24, 2015 and August 13, 2015, we issued 233,333 Warrants to Mr. Mitchell and certain other related parties as shareholders of Gundem, as consideration for the pledge of Turkish real estate property in exchange for an extension of the maturity of a credit agreement between TBNG and a Turkish bank (See Note 9, “Loans payable”).  As consideration for the pledge of the Turkish real estate property, the independent members of the Company’s board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem.  The Warrants were issued pursuant to a warrant agreement, whereby the Warrants are immediately exercisable, expire 18 months from the date of the release of the pledge on the Turkish real estate property, and entitle the holder to purchase one common share for each Warrant.  The Warrants were issued in April 2015 and August 2015 at an exercise price of $5.65 and $2.99 per share, respectively.  For the year ended December 31, 2015, we incurred $0.5 million of compensation expense for these Warrants.  The fair value of the Warrants was determined using the Black-Scholes Model.

11. Income taxes

The income tax provision differs from the amount that would be obtained by applying the Bermuda statutory income tax rate of 0% for 2015, 2014 and 2013 to income (loss) from continuing operations for the year as follows:

	2015	2014	2013
	(in thousands except rates)
Statutory rate	0.00%	0.00%	0.00%

(Loss) income from continuing operations before income taxes	$(4,436)	$42,873	$(12,164)
Increase (decrease) resulting from:			.
Foreign tax rate differentials	$1,676	$9,262	$(1,443)
Uncertain tax position	10,066	1,260	–
Unremitted earnings	11,561	–	–
Derivative contracts	(5,038)	–	–
Change in valuation allowance	3,232	228	982
Expiration of non-capital tax loss carryovers	1,740	1,841	1,367
Other	(1,008)	1,068	201
Total	$22,229	$13,659	$1,107

The components of the net deferred income tax liability at December 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Deferred tax assets
Property and equipment	$3,749	$4,383
Timing of accruals	344	692
Non-capital loss carryovers	24,098	28,155
Valuation allowance	(27,870)	(27,391)
Total deferred tax assets	321	5,839
Deferred tax liabilities
Property and equipment	(15,756)	(23,124)
Unremitted earnings	(11,561)	–
Unrealized gains on derivative contracts	–	(6,318)
Timing of accruals	(364)	–
Total deferred tax liabilities	(27,681)	(29,442)
Net deferred tax liabilities	$(27,360)	$(23,603)
Components of net deferred tax liabilities
Non-current assets	$–	$1,343
Non-current liabilities	(27,360)	(24,946)
Net deferred tax liabilities	$(27,360)	$(23,603)

We have accumulated losses or resource-related deductions available for income tax purposes in Turkey, Romania, Bulgaria and the United States. As of December 31, 2015, we had non-capital tax losses in Turkey of approximately $96.9 million TRY (approximately $33.3 million), which will begin to expire in 2016; non-capital tax losses in Romania of approximately 7.9 million Romanian New Leu (approximately $1.9 million), which will begin to expire in 2018; non-capital losses in Bulgaria of approximately 12.7 million Bulgarian Lev (approximately $7.2 million), which will begin to expire in 2016; and non-capital tax losses in the United States of approximately $46.9 million, which will begin expiring in 2018.  As of December 31, 2015 and 2014, we reflected a valuation allowance of $27.9 million and $27.4 million, respectively, as a reduction of our net operating losses and deferred tax assets.

Effective October 1, 2009, we continued to the jurisdiction of Bermuda. We have determined that no taxes were payable upon the continuance. However, our tax filing positions are still subject to review by taxation authorities who may successfully challenge our interpretation of the applicable tax legislation and regulations, with the result that additional taxes could be payable by us.

We file income tax returns in the United States, Turkey, Romania, Bulgaria, Morocco and Cyprus, with Turkey being the only jurisdiction with significant amounts of taxes due. Income tax returns filed in Turkey for years before 2011 are no longer subject to examination. The Turkish Ministry of Finance is currently conducting tax audits on two of our Turkish subsidiaries, Amity for the year ended December 31, 2011, and Talon Exploration for the year ended December 31, 2014.

During the year ended December 2015, the Turkish Ministry of Finance completed their audits of Amity, TEMI, and DMLP for the year ended December 31, 2010, and TBNG, for the year ended December 31, 2012.

In connection with our acquisition of Amity and Petrogas in August 2010, at December 31, 2013, we recognized a liability due to an uncertain tax position and corresponding asset related to the transfer of Petrogas shares to Amity prior to the acquisition. As the statute of limitations has expired, we have reversed this non-current asset and non-current liability of $6.1 million, including interest and penalties, as of December 31, 2015.

As of December 31, 2015, we recorded a $10.1 million liability due to an uncertain tax position related to the unwinding of all our crude oil hedge collar and three-way contracts, which is included in long-term accrued liabilities on our consolidated balance sheet.

As of December 31, 2015, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Unremitted Earnings

Our foreign subsidiaries generate earnings that are not subject to Turkish dividend withholding taxes so long as they are permanently reinvested in our operations in Turkey. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to Turkish dividend withholding taxes. Prior to fiscal year 2015, we asserted that the undistributed earnings of our foreign Turkish subsidiaries were permanently reinvested.

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of the Convertible Notes in the aggregate principal amount of $55.0 million in 2015 (see Note 9, “Loans payable”), management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet corporate cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015, we withdrew the permanent reinvestment assertion on $77.1 million of earnings generated by certain of our Turkish foreign subsidiaries through fiscal year 2015. We provided for Turkish dividend withholding taxes on the $77.1 million of undistributed foreign Turkish earnings, resulting in the recognition of a deferred tax liability of approximately $11.6 million.

There is no certainty as to the timing of when such Turkish foreign earnings will be distributed to TWL in whole or in part.

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have three reportable geographic segments: Turkey, Bulgaria and Albania (presented as assets held for sale). Summarized financial information from continuing operations concerning our geographic segments is shown in the following tables:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the year ended December 31, 2015
Total revenues	$–	$85,064	$–	$85,064
Production	–	12,804	69	12,873
Exploration, abandonment, and impairment	–	17,778	3,766	21,544
Cost of purchased gas	–	2,082	–	2,082
Seismic and other exploration	55	264	51	370
General and administrative	12,729	11,132	277	24,138
Depreciation, depletion and amortization	306	37,401	–	37,707
Accretion of asset retirement obligations	–	350	18	368
Total costs and expenses	13,090	81,811	4,181	99,082
Operating (loss) income	(13,090)	3,253	(4,181)	(14,018)
Interest and other expense	(7,383)	(5,694)	–	(13,077)
Interest income	354	500	1	855
Gain on commodity derivative contracts	–	27,457	–	27,457
Foreign exchange loss	(58)	(5,589)	(6)	(5,653)
(Loss) income from continuing operations before income taxes	(20,177)	19,927	(4,186)	(4,436)
Income tax expense	–	(22,229)	–	(22,229)
Net loss from continuing operations	$(20,177)	$(2,302)	$(4,186)	$(26,665)
Total assets at December 31, 2015	$14,689	$232,648	$601	$247,938	(1)
Capital expenditures for the year ended December 31, 2015	$163	$22,262	$41	$22,466
For the year ended December 31, 2014
Total revenues	$–	$138,807	$23	$138,830
Production	–	18,059	134	18,193
Exploration, abandonment, and impairment	–	19,820	44	19,864
Cost of purchased gas	–	2,055	–	2,055
Seismic and other exploration	178	4,106	1	4,285
Revaluation of contingent consideration	–	–	(2,500)	(2,500)
General and administrative	14,418	14,984	1,669	31,071
Depreciation, depletion and amortization	124	48,452	18	48,594
Accretion of asset retirement obligations	–	387	19	406
Total costs and expenses	14,720	107,863	(615)	121,968
Operating (loss) income	(14,720)	30,944	638	16,862
Interest and other expense	(36)	(6,007)	(1)	(6,044)
Interest income	350	770	4	1,124
Gain on commodity derivative contracts	–	37,454	–	37,454
Foreign exchange loss	(4)	(6,497)	(22)	(6,523)
(Loss) income from continuing operations before income taxes	(14,410)	56,664	619	42,873
Income tax expense	–	(13,659)	–	(13,659)
Net (loss) income from continuing operations	$(14,410)	$43,005	$619	$29,214
Total assets at December 31, 2014	$51,919	$363,162	$4,675	$419,756	(1)
Goodwill at December 31, 2014	$–	$6,935	$–	$6,935
Capital expenditures for the year ended December 31, 2014	$545	$109,563	$1,393	$111,501
For the year ended December 31, 2013
Total revenues	$–	$130,701	$126	$130,827
Production	5	18,384	213	18,602
Exploration, abandonment, and impairment	–	27,116	217	27,333
Cost of purchased gas	–	2,247	–	2,247

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
Seismic and other exploration	100	13,909	–	14,009
Revaluation of contingent consideration	–	–	(5,000)	(5,000)
General and administrative	12,685	16,068	267	29,020
Depreciation, depletion and amortization	69	41,196	57	41,322
Accretion of asset retirement obligations	–	475	33	508
Total costs and expenses	12,859	119,395	(4,213)	128,041
Operating (loss) income	(12,859)	11,306	4,339	2,786
Interest and other expense	–	(3,929)	–	(3,929)
Interest income	284	1,056	–	1,340
Loss on commodity derivative contracts	–	(2,698)	–	(2,698)
Foreign exchange (loss) gain	(9)	(9,664)	10	(9,663)
(Loss) income loss from continuing operations before income taxes	(12,584)	(3,929)	4,349	(12,164)
Income tax expense	–	(1,107)	–	(1,107)
Net (loss) income from continuing operations	$(12,584)	$(5,036)	$4,349	$(13,271)	(1)
Total assets at December 31, 2013	$14,070	$321,749	$10,231	$346,050
Goodwill at December 31, 2013	$–	$7,535	$–	$7,535
Capital expenditures for the year ended December 31, 2013	$1,003	$96,206	$2,742	$99,951

(1)	Excludes assets from our discontinued Albanian and Moroccan operations of $51.5 million, $126.6 million, and $0.5 million at December 31, 2015, 2014 and 2013, respectively.

13. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility and Term Loan Facility.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Bulgarian Lev, European Union Euro, Albanian Lek, and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At December 31, 2015, we had 32.8 million TRY (approximately $11.3 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including but not limited to, supply and demand. At December 31, 2015 and 2014, we were a party to commodity derivative contracts.

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

Fair value measurements

Cash and cash equivalents, receivables, notes receivable, accounts payable, accrued liabilities, the Note, the Promissory Notes and the TBNG credit facility were each estimated to have a fair value approximating the carrying amount at December 31, 2015 and 2014 due to the short maturity of those instruments.

The financial assets and liabilities measured on a recurring basis at December 31, 2015 and 2014 consisted of our commodity derivative contracts. Fair values for options are based on counterparty market prices. The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are verified by us using analytical tools. There are no performance obligations related to the put options purchased to hedge our oil production.

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

At December 31, 2015, the fair values of our Convertible Notes and our Senior Credit Facility were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.  At December 31, 2014, the carrying value approximated the fair value for the Convertible Notes and the Senior Credit Facility.  The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2015:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$–	$6,605	$–	$6,605
Disclosed but not carried at fair value
Liabilities:
Senior Credit Facility	–	–	(30,050)	(30,050)
Convertible notes	–	–	(44,489)	(44,489)
Total	$–	$6,605	$(74,539)	$(67,934)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2014:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$–	$31,587	$–	$31,587
Disclosed but not carried at fair value
Liabilities:
Senior Credit Facility	–	(68,297)	–	(68,297)
Convertible notes	–	(47,400)	–	(47,400)
Total	$–	$(84,110)	$–	$(84,110)

14. Commitments

Our aggregate annual commitments, other than our loans payable, as of December 31, 2015 were as follows:

	Payments Due By Year
	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)

Interest	$11,934	$8,359	$3,575	$–	$–	$–	$–
Leases	5,595	823	518	446	–	–	3,808
Total	$17,529	$9,182	$4,093	$446	$–	$–	$3,808

Normal operations purchase arrangements are excluded from the table as they are discretionary or being performed under contracts which are cancelable immediately or with a 30-day notice period.

We lease office space in Dallas, Texas, Bulgaria, and Turkey. We also lease apartments in Turkey, as well as operations yards in Turkey. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $2.2 million and $3.3 million, respectively.

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

Direct Petroleum

In July 2013, we entered into a second amendment (the “Amendment”) to the purchase agreement (the “Purchase Agreement”) with Direct Petroleum (“Direct”). The Amendment set forth a new obligation to drill and test the Deventci-R2 well by May 1, 2014. We completed the drilling and testing requirements pursuant to the Amendment during April 2014, which resulted in the reversal of a $2.5 million contingent liability recorded in 2011. The reversal is recognized in our consolidated statements of comprehensive income (loss) under the caption “Revaluation of contingent consideration” for the year ended December 31, 2014.

In addition, the Amendment provides that we will issue $7.5 million in common shares if the Deventci-R2 well is a commercial success (as defined in the Purchase Agreement) on or prior to May 1, 2016. We will record any provision for this contingent consideration when it is estimable and probable. As of December 31, 2015, we had not recorded a contingent liability for this contingent consideration.

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

In December 2014, Direct Petroleum LLC (“Direct”) filed suit against the Company alleging that it was due liquidated damages of $5.0 million worth of common shares of the Company pursuant to the second amendment of the purchase agreement between the Company and Direct. On March 15, 2016, the Company entered into a settlement agreement pursuant to which we agreed to issue 225,000 common shares of the Company to Direct in exchange for a mutual release of all current and future claims against the other party in connection with the purchase agreement.

Bulgaria

In October 2015, the Bulgarian Ministry of Energy and Economy filed a suit against our subsidiary, Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming a $200,000 penalty for Direct Bulgaria’s alleged failure to fulfill the work program associated with the Aglen exploration permit. Direct Bulgaria received a force majeure recognition in 2012 from the Bulgarian Ministry of Energy and Economy, and the force majeure event has not been rectified. We believe that Direct Bulgaria is not under any obligation to fulfill the work program until the force majeure event is rectified, and continue to vigorously defend this claim.

16. Related party transactions

Equity transactions

On December 31, 2014, the Company issued 134,169 Warrants to Mr. Mitchell and 23,333 Warrants to each of Mr. Mitchell’s children pursuant to warrant agreements. These Warrants were issued to Mr. Mitchell and his children as shareholders of the entity Gundem, which agreed to pledge its primary asset, Turkish real estate property, in exchange for an extension of the maturity date of a credit agreement between the Company and a Turkish bank. As consideration for the pledge of Turkish real estate property, the independent members of the Company’s board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem. Pursuant to the warrant agreements, the Warrants are immediately exercisable, expire 18 months from the date of the release of the pledge on Turkish real estate property, and entitle the holder to purchase one common share for each Warrant at an exercise price of $5.99 per share.

On each of April 24, 2015 and August 13, 2015, we issued 233,333 Warrants to Mr. Mitchell and certain other related parties as shareholders of Gundem, as consideration for the pledge of Turkish real estate property in exchange for an extension of the maturity of a credit agreement between TBNG and a Turkish bank (See Note 9, “Loans payable”).  As consideration for the pledge of the Turkish real estate property, the independent members of the Company’s board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem.  The Warrants were issued pursuant to a warrant agreement, whereby the Warrants are immediately exercisable, expire 18 months from the date of the release of the pledge on the Turkish real estate property, and entitle the holder to purchase one common share for each Warrant.  The Warrants issued in April 2015 and August 2015 an exercise price of $5.65 and $2.99 per share, respectively.  For the year ended December 31, 2015, we incurred $0.5 million of compensation expense for these Warrants.  The fair value of the Warrants was determined using the Black-Scholes Model.

Sale of oilfield services business

On June 13, 2012, we closed the sale of our oilfield services business, which was substantially comprised of our wholly owned subsidiaries Viking International Limited (“Viking International”) and Viking Geophysical Services, Ltd. (“Viking Geophysical”), to a joint venture owned by Dalea and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $168.5 million, consisting of approximately $157.0 million in cash and a $11.5 million promissory note from Dalea (the “Dalea Note”). The Dalea Note was payable five years from the date of issuance or earlier upon the occurrence of certain specified events. The promissory note bears interest at a rate of 3.0% per annum and is guaranteed by Mr. Mitchell.  See Note 19, “Subsequent events” for additional information.

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

On August 23, 2011, the Company’s wholly owned subsidiary, TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”), entered into an office lease with Longfellow to lease approximately 5,300 square feet of corporate office space in Addison, Texas. The initial lease term under the lease commenced on July 1, 2013, the date that TransAtlantic USA subleased a portion of its previous office space in Dallas, Texas (the “Commencement Date”). The lease expires five years after the Commencement Date, unless earlier terminated in accordance with the lease. During the initial lease term, TransAtlantic USA will pay monthly rent of $6,625 to Longfellow, plus utilities, real property taxes and liability insurance. Prior to the Commencement Date, no rent, utilities, real property taxes and/or liability insurance were required to be paid to Longfellow under the lease.

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

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interest in Viking Services B.V., the beneficial owner of Viking International, VOS and Viking Geophysical, to a third party. As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment will be owned and operated by a new entity, Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”). PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSIL MSA”) with PSIL on substantially similar terms to the Company’s current master services agreements with Viking International, VOS and VGS. Pursuant to the PSIL MSA, PSIL will perform the Services on behalf of TEMI and its affiliates.  The master services agreements with each of Viking International, VOS and Viking Geophysical will remain in effect through the remainder of the five-year term of the agreements.

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

For the years ended December 31, 2015 and 2014, we incurred capital and operating expenditures of $20.0 million and $96.4 million, respectively, related to our various related party agreements.

Debt transactions

Between December 2014 and February 2015, we sold $55.0 million of convertible notes in a non-brokered private placement, which were exchanged for the Convertible Notes on February 20, 2015. Dalea purchased $2.0 million of the notes; trusts benefitting Mr. Mitchell’s four children each purchased $2.0 million of the notes; Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse, purchased $10.0 million of the notes; the three children of Brian Bailey, a director of the Company, each purchased $100,000 of the notes; Wil Saqueton, the Company’s vice president and chief financial officer, purchased $100,000 of the notes; Matthew McCann, the Company’s former general counsel and corporate secretary, purchased $200,000 of the notes; and a trust benefitting Barbara and Terry Pope, Mr. Mitchell’s sister-in-law and brother-in-law, purchased $200,000 of the notes.

ANBE Promissory Note

On December 30, 2015, TransAtlantic USA entered into the $5.0 million Note with ANBE, an entity owned by the children of the Company’s chairman and chief executive officer, N. Malone Mitchell, 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum and matures on June 30, 2016.  On December 30, 2015, the Company borrowed the Initial Advance of $3.6 million under the Note. The Initial Advance will be used for general corporate purposes. The Company can request Subsequent Advances under the Note prior to June 15, 2016. Each Subsequent Advance must be in a multiple of $500,000, or if the amount remaining for advance under the Note is less than $500,000, such lesser amount.

Advances under the Note may be converted, at the election of ANBE, any time after the NYSE MKT approves the Company’s application to list the additional common shares issuable pursuant to the conversion feature of the Note and prior to the maturity of the Note.  The conversion price per common share for each advance is equal to 105% of the closing price of the Company’s common shares on the NYSE MKT on the trading date immediately prior to such advance.  The conversion price of the Initial Advance is $1.3755 per share.

The Note is a senior unsecured obligations of the Company and is structurally subordinated to all indebtedness of the Company’s subsidiaries.  Each of the following is an “Event of Default” under the Note:

a)	the Company fails to pay when due any principal of, or interest upon, the Note;
b)

the Note ceases to be a legal, valid, binding agreement enforceable against any party executing the same in accordance with the respective terms thereof or is in any way terminated declared ineffective or inoperative or in any way whatsoever ceases to give or provide the respective rights, interests, remedies, powers or privileges intended to be created thereby;

c)

the Company (i) applies for or consents to the appointment of a receiver, trustee, inventor, custodian or liquidator of Company or of all or a substantial part of its  assets, as applicable, (ii) is adjudicated as bankrupt or insolvent or files a voluntary petition for bankruptcy or admits in writing that it is unable to pay its debts as they become due, (iii) makes a general assignment for the benefit of creditors, (iv) files a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, or (v) files an answer admitting the material allegations of, or consents to, or defaults in answering, a petition filed against it in any bankruptcy, reorganization or insolvency proceeding, or takes corporate action for the purpose of effecting any of the foregoing; or

d)

an order, judgment or decree is entered by any court of competent jurisdiction or other competent authority approving a petition seeking reorganization of the Company or appointing a receiver, trustee, inventor or liquidator of any such person, or of all or substantially all of its assets, and such order, judgment or decree continues unstayed and in effect for a period of sixty (60) days.

Other related party transactions

During the year ended December 31, 2014, we incurred $60,000 of geology consulting services from Roxanna Oil Company, a private oil and natural gas exploration and production company (“Roxanna”).  One of our directors is the chairman of the board of Roxanna.

The following table summarizes related party accounts receivable and accounts payable as of December 31, 2015 and December 31, 2014:

	2015	2014
	(in thousands)
Related party accounts receivable:
Viking International master services agreement	$220	$355
Riata Management Service Agreement	194	159
Dalea Note	–	88
Total related party accounts receivable	$414	$602
Related party accounts payable:
Viking International master services agreement	$2,300	$12,138
Riata Management Service Agreement	384	1,734
Total related party accounts payable	$2,684	$13,872

17. Discontinued operations

Discontinued operations in Albania

On November 16, 2015, we decided to launch a marketing process for our Albanian assets and operations.  As of December 31, 2015 we have classified our Albania segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

In February 2016, we sold all of the outstanding equity in Stream to GBC Oil Company Ltd. (“GBC Oil”) in exchange for (i) the future payment of $2.3 million to Raiffeisen to pay down the Term Loan Facility dated as of September 17, 2014 between Stream’s wholly-owned subsidiary, TransAtlantic Albania, and Raiffeisen, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  TransAtlantic Albania owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and $12.9 million of associated liabilities to Delvina Gas Company Ltd. (“Delvina Gas”), our newly formed, wholly-owned subsidiary, to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  In addition, we agreed to indemnify GBC Oil and Stream for the $12.9 million of liabilities related to the Delvina gas operations.

An impairment charge of $73.0 million was recorded to write down the net book value of the assets held for sale to their fair value as of December 31, 2015.  The assumptions used in our assessment of fair value included the transaction discussed above with GBC Oil.

Discontinued operations in Morocco

On June 27, 2011, we decided to discontinue our operations in Morocco. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented.

The assets and liabilities held for sale at December 31, 2015 and 2014 were as follows:

	Albania	Morocco	Total Held for Sale
	(in thousands)
For the year ended December 31, 2015
Assets
Cash	$1,201	$16	$1,217
Other current assets	1,853	11	1,864
Property and equipment, net	48,430	–	48,430
Total current assets held for sale	$51,484	$27	$51,511

Liabilities
Accounts payable and other accrued liabilities	$37,888	$6,352	$44,240
Accounts payable - related party	3,540	–	3,540
Loans payable	6,123	–	6,123
Loans payable - related party	–	–	–
Deferred tax liability	15,286	–	15,286
Total current liabilities held for sale	$62,837	$6,352	$69,189

For the year ended December 31, 2014
Assets
Cash	$392	$16	$408
Other current assets	7,324	12	7,336
Total current assets held for sale	7,716	28	7,744
Property and equipment, net	118,903	–	118,903
Total assets held for sale	$126,619	$28	$126,647

Liabilities
Accounts payable and accrued liabilities	$29,862	$6,928	$36,790
Accounts payable - related party	4,616	–	4,616
Loans payable	10,973	–	10,973
Loans payable - related party	6,800	–	6,800
Total current liabilities held for sale	52,251	6,928	59,179
Accrued liabilities	5,433	–	5,433
Loans payable	5,103	–	5,103
Deferred tax liability	31,455	–	31,455
Total long-term liabilities held for sale	41,991	–	41,991
Total liabilities held for sale	$94,242	$6,928	$101,170

Loans Payable

As of the dates indicated, TransAtlantic Albania’s third-party debt consisted of the following:

	December 31,	December 31,
	2015	2014
Fixed and floating rate loans	(in thousands)
Term Loan Facility	$6,123	$10,453
Viking International note - related party	–	6,800
Prepayment Agreement	–	3,043
Shareholder loan	–	2,580
Loans payable	$6,123	$22,876

Term Loan Facility

TransAtlantic Albania was a party to a Term Loan Facility (the “Term Loan Facility”) with Raiffeisen Bank Sh.A. (“Raiffeisen”).The loan matures on December 31, 2016 and bears interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%.

TransAtlantic Albania is required to pay 1/16th of the total commitment each quarter on the last business day of each of March, June, September and December each year. The loan is guaranteed by TransAtlantic Albania’s parent company, Stream. TransAtlantic Albania may prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility is secured by substantially all of the assets of TransAtlantic Albania.

Under the Term Loan Facility, TransAtlantic Albania may not declare or pay any dividends on any of TransAtlantic Albania’s common shares without the consent of the lender, except, provided that no default has occurred and is continuing under the Term Loan Facility, TransAtlantic Albania may make payments to Stream from excess cash flow to cover the administrative overhead of Stream, including the salary and related employment costs of any employee, officer or director of Stream, up to a total limit in any three-month period of $500,000.

Pursuant to the terms of the Term Loan Facility, until amounts under the Term Loan Facility are repaid, TransAtlantic Albania may not, in each case subject to certain exceptions (i) incur indebtedness or create any liens, (ii) enter into any agreements that prohibit the ability of TransAtlantic Albania to create any liens, (iii) enter into any amalgamation, demerger, merger, or corporate reconstruction or any joint venture or partnership agreement, (iv) incorporate any company as a subsidiary, (v) dispose of any asset, (vi) declare or pay any dividends to shareholders, (vii) enter into a sale and leaseback arrangement, (viii) make any substantial change to the general nature or scope of its business from that carried on at the date of the Term Loan Facility, (ix) use, deposit, handle, store produce, release or dispose of dangerous materials, (x) make any loans or grant any credit, and (xi) cancel, terminate amend or waive any default under any export contract or allow any buyer to do the same.

In addition, the Term Loan Facility contains financial covenants that require TransAtlantic Albania to maintain as of the end of each fiscal year: (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not less than $10.0 million; (ii) an outstanding loan principal of no more than twice its EBITDA; and (iii) EBITDA of at least ten times greater than its accrued interest, commission, fees, discounts, prepayment fees, premiums, charges and other finance payments.

An event of default under the Term Loan Facility, includes, among other events, failure to pay principal or interest when due, breach of certain covenants and obligations, cross default to other indebtedness, bankruptcy or insolvency, failure to meet the required financial covenant ratios and the occurrence of a material adverse effect. In addition, upon the occurrence of a change of control of TransAtlantic Albania, TransAtlantic Albania is required to notify Raiffeisen, and Raiffeisen would have the option to cancel loan commitments and accelerate all outstanding loans and other amounts payable. A change of control is defined under the Term Loan Facility as Stream ceasing to hold more than 75% of the shares in the issued share capital of TransAtlantic Albania carrying the right to vote.

Stream must, upon the request of Raiffeisen when TransAtlantic Albania’s predicted expenditures exceed its predicted revenues for any period, inject cash into Stream by means of equity loan or other method acceptable to Raiffeisen to the extent necessary to remedy the cashflow shortfall or repay the total amount outstanding under the Term Loan Facility.

As of December 31, 2015, TransAtlantic Albania had $6.1 million outstanding under the Term Loan Facility and no availability.  As of December 31, 2015, TransAtlantic Albania was in default under the Term Loan Facility for failure to repay $1.1 million due on December 31, 2015.  On February 29, 2016, we sold all the equity interest in Stream, the parent company of TransAtlantic Albania to GBC Oil, who assumed the Term Loan Facility.

Prepayment Agreement

Stream and TransAtlantic Albania were parties to the prepayment agreement (the “Prepayment Agreement”) with Trafigura PTE Ltd (“Trafigura”). In October 2013, Stream received a $7.0 million prepayment under the Prepayment Agreement. The prepayment was repaid by Stream’s delivery of oil to Trafigura in accordance with an oil sales contract between Stream and Trafigura and bore interest at a rate equal to LIBOR plus 6% (6.43% at December 31, 2015).  On October 30, 2015, Stream repaid the Prepayment Agreement in full, and the agreement was terminated.

Viking International note

On September 16, 2014, Stream issued to Viking International a note in the principal amount of $6.8 million.  The note was amended monthly to evidence additional advances.  On March 12, 2015, we repaid the note in full.

Shareholder loan

In March 2014, Stream borrowed CAD $3.0 million from a shareholder of Stream.  The loan bore interest at a fixed rate of 10.0% per annum, calculated and compounded monthly.  On January 6, 2015, we repaid the shareholder loan in full with net proceeds from our private placement of Convertible Notes.

Our operating results from discontinued operations for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2015
Total revenues	$8,565	$–	$8,565
Production and transportation expense	11,615	–	11,615
Exploration, abandonment and impairment	86,577	–	86,577
Total other costs and expenses	9,229	5	9,234
Total other income	1,819	–	1,819
Loss before income taxes	$(97,037)	$(5)	$(97,042)
Income tax benefit	16,169	–	16,169
Loss from discontinued operations	$(80,868)	$(5)	$(80,873)

For the year ended December 31, 2014
Total revenues	$1,898	$–	$1,898
Total costs and expenses	2,984	20	3,004
Total other income	356	–	356
Loss before income taxes	$(730)	$(20)	$(750)
Income tax benefit	612	–	612
Loss from discontinued operations	$(118)	$(20)	$(138)

For the year ended December 31, 2013
Total revenues	$–	$–	$–
Total costs and expenses	–	505	505
Total other income	–	63	63
Loss before income taxes	$–	$(442)	$(442)
Income tax benefit	–	–	–
Loss from discontinued operations	$–	$(442)	$(442)

18. Acquisitions

Stream

On November 18, 2014, we acquired Stream in exchange for (i) 3.2 million of our common shares issued at closing, and (ii) an additional 0.6 million of our common shares issuable if certain conditions are met (at a deemed price of $7.41 per common share).  We engaged independent valuation experts to assist in the determination of the fair value of the assets and liabilities acquired in the acquisition.  We have completed our assessment of the assets acquired and liabilities assumed, and the values are presented below. The following tables summarize the consideration paid in the acquisition and the final amounts of assets acquired and liabilities assumed that have been recognized at the acquisition date:

(in thousands)
Consideration:
Issuance of 3,218,641 common shares	$23,850
Fair value of total consideration	$23,850
Acquisition-Related Costs:
Included in general and administrative expenses on our consolidated statements of comprehensive income (loss) for the year ended December 31, 2014	$1,129

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed at Acquisition:
Assets:
Cash	$66
Accounts receivable	6,672
Other current assets	1,418
Total current assets	8,156
Oil and natural gas properties:
Proved properties	99,927
Unproved properties	12,854
Equipment and other property	2,386
Total oil and natural gas properties and other equipment	115,167
Total assets	123,323
Liabilities:
Accounts payable	20,673
Accounts payable - related party	2,820
Other current liabilities	13,395
Viking International note - related party	6,800
Loans payable - current	11,732
Other non-current liabilities	5,036
Loans payable - non-current	6,123
Asset retirement obligations	827
Deferred income taxes	32,067
Total liabilities	99,473
Total identifiable net assets	$23,850

During 2015, we were notified that the Albania government may seek to recover approximately $4.9 million in contractual obligations under our Delvina exploration work program. We have recorded $4.9 million in accrued liabilities associated with the acquisition of Stream related to this contractual work program liability.

As of and for the year ended December 31, 2015, we have recorded the following purchase accounting adjustments, as allowed under ASU 2015-16: (i) reversed the $4.2 million of contingent shares as a result of not achieving the contingent share event within the prescribed period, (ii) increased our equipment and oil inventory by $2.5 million based on more accurate values, and (iii) increased our accrued liabilities by a net $3.3 million due to better estimates.  These amounts have been adjusted in our December 31, 2015 consolidated balance sheet and, on a net basis, reduced our unproved property balance.

The results of operations of Stream are included in our consolidated statement of comprehensive income (loss) beginning November 18, 2014 and have been classified as discontinued operations for the year ended December 31, 2015.  The revenues and expenses of Stream included in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2014 were:

	Revenue	Loss
	(in thousands)
Actual from November 18, 2014 through December 31, 2014	$1,898	$(118)

19. Subsequent events

Sale of Albania Oil Operations

In February 2016, we sold all of the outstanding equity in Stream to GBC Oil in exchange for (i) the future payment of $2.3 million to Raiffeisen to pay down the Term Loan Facility dated as of September 17, 2014 between TransAtlantic Albania and Raiffeisen, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  TransAtlantic Albania owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and $12.9 million of associated liabilities (the “Delvina Gas Liabilities”) to Delvina Gas, our newly formed, wholly-owned subsidiary, to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  In addition, we agreed to indemnify GBC Oil and Stream for the Delvina Gas Liabilities.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.

Dalea Promissory Note Modifications

On March 30, 2016, we entered into an agreement to amend the Dalea Note.  Pursuant to the agreed upon terms, the Company and Dalea acknowledged that the sale of Dalea’s interest in Viking Services B.V. was not intended to trigger acceleration of the repayment of the Dalea Note as long as certain oilfield services were provided by Viking Services B.V. to the Company in Turkey, which services will now be provided pursuant to the PSIL MSA.  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell.  As a result, the amendment will revise the events triggering acceleration of the repayment of the Dalea Note to the following: (i) a reduction of ownership by Dalea and its affiliates of PSIL to less than 50%; (ii) disposal by Dalea or PSIL of all or substantially all of its assets to any person that does not own a controlling interest in Dalea or PSIL and is not controlled by Mr. Mitchell; (iii) acquisition by any person not controlled by Mr. Mitchell and that does not own a controlling equity interest in Dalea or PSIL of more than 50% of the voting interests of Dalea or PSIL; (iv) termination of the PSIL MSA other than as a result of an uncured default thereunder by the Company (or its subsidiary); (v) default by PSIL under the PSIL MSA, which default is not remedied within a period of 30 days after notice thereof to PSIL; and (vi) insolvency or bankruptcy of PSIL.

In addition, the amendment will reduce the principal amount of the Dalea Note to $8.0 million in exchange for the cancellation of a payable of approximately $3.5 million owed by TransAtlantic Albania to Viking International, which is part of the Delvina Gas Liabilities and for which the Company has indemnified GBC Oil.  The amendment will also require Dalea to pledge as security for the Dalea Note the approximately $2.1 million aggregate principal amount of Convertible Notes held by Dalea, including any securities exchanged or converted from the Convertible Notes. The amendment will provide that interest payable to Dalea under the Convertible Notes (or any future securities for which the Convertible Notes are converted or exchanged) will be credited against the outstanding principal balance of the Dalea Note. The maturity date of the Dalea Note was extended to June 13, 2019.  The interest rate on the Dalea Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell.

TRANSATLANTIC PETROLEUM LTD.

Supplemental Information

(unaudited)

Supplemental quarterly financial data (unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2015 and 2014(1).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
For the year ended December 31, 2015:
Revenues	$25,757	$25,053	$18,337	$15,917
Net (loss) income from continuing operations	(4,023)	(5,689)	15,633	(32,586)
Net loss from discontinued operations	(1,471)	(1,561)	(10,731)	(67,110)
Net (loss) income	(5,494)	(7,250)	4,902	(99,696)
Comprehensive loss	(29,113)	(12,167)	(16,841)	(91,697)
Basic and diluted net (loss) income per common share from continuing operations	$(0.10)	$(0.14)	$0.38	$(0.80)
Basic and diluted net loss per common share from discontinuing operations	$(0.04)	$(0.04)	$(0.26)	$(1.65)
Basic and diluted net (loss) income per common share	$(0.13)	$(0.18)	$0.12	$(2.45)
For the year ended December 31, 2014:
Revenues	$33,646	$41,061	$36,077	$28,046
Net income from continuing operations	3,993	1,437	8,313	15,471
Net loss from discontinued operations	(20)	–	–	(118)
Net income (loss)	3,973	1,437	8,313	15,353
Comprehensive income (loss)	678	6,529	(4,343)	11,887
Basic and diluted net (loss) income per common share from continuing operations	$0.11	$0.04	$0.22	$0.40
Basic and diluted net loss per common share from discontinuing operations	$(0.00)	$–	$–	$(0.00)
Basic and diluted net income (loss) per common share	$0.11	$0.04	$0.22	$0.39

(1)

The sum of the individual quarterly net (loss) income amounts per share may not agree with year-to-date net (loss) income per share as each quarterly computation is based on the net income or loss for that quarter and the weighted-average number of shares outstanding during that quarter.

During the fourth quarter of 2015, we identified an error related to our deferred tax liability and deferred tax benefit that originated in prior periods and concluded that the error was not material to any of the previously reported periods or to the period in which the error was corrected.  The impact of the error resulted in a decrease to our net loss of $4.7 million for each of the three and nine months ended September 30, 2015.  This immaterial error was corrected in our third quarter of 2015 results of operations.

Supplemental oil and natural gas reserves information (unaudited)

As required by the FASB and the Securities and Exchange Commission (“SEC”), the standardized measure of discounted future net cash flows (the “Standardized Measure”) presented below is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10% to proved reserves. We do not believe the Standardized Measure provides a reliable estimate of the Company’s expected future cash flows to be obtained from the development and production of its oil and natural gas properties or of the value of its proved oil and natural gas reserves. The Standardized Measure is prepared on the basis of certain prescribed assumptions including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year-to-year as prices change.

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

Proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. We engaged DeGolyer & MacNaughton to prepare our reserves estimates in Turkey, Albania and Bulgaria.  These estimates comprise 100% of our estimated proved reserves (by volume) at December 31, 2015.

The following unaudited schedules are presented in accordance with required disclosures about oil and natural gas producing activities to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies.

All of our proved reserves are located in Turkey and Albania, and all prices are held constant in accordance with SEC rules.  As of December 31, 2015, we have classified our Albania segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

Oil and natural gas prices used to estimate reserves were computed by applying the un-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2015, 2014 and 2013. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12-Month
	Average Price
	Oil	Natural Gas
	per (Bbl)	per (Mcf)

Turkey
2015	$48.65	$7.65
2014	$94.53	$8.71
2013	$102.07	$9.92

Albania
2015	$38.77	$7.37
2014	$69.55	$10.00

The following table sets forth our estimated net proved reserves (natural gas converted to Mboe by dividing Mmcf by six), including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Turkey	Albania(1)	Total
	Oil (Mbbls)
Total proved reserves
December 31, 2012	9,520	–	9,520
Extensions and discoveries	1,563	–	1,563
Revisions of previous estimates	(436)	–	(436)
Sales volumes	(933)	–	(933)
December 31, 2013	9,714	–	9,714
Acquisitions	–	14,296	14,296
Extensions and discoveries	4,740	–	4,740
Revisions of previous estimates	1,254	–	1,254
Sales volumes	(1,303)	(36)	(1,339)
December 31, 2014	14,405	14,260	28,665
Extensions and discoveries	362	–	362
Revisions of previous estimates	(2,532)	(9,771)	(12,303)
Sales volumes	(1,420)	(231)	(1,651)
December 31, 2015	10,815	4,258	15,073

Proved developed reserves
December 31, 2013:
Proved developed producing	4,540	–	4,540
Proved developed non-producing	335	–	335
Total	4,875	–	4,875
December 31, 2014:
Proved developed producing	6,153	4,630	10,783
Proved developed non-producing	704	9,270	9,974
Total	6,857	13,900	20,757
December 31, 2015:
Proved developed producing	4,382	2,096	6,478
Proved developed non-producing	1,216	1,989	3,205
Total	5,598	4,085	9,683

Proved undeveloped reserves

As of December 31, 2013	4,839	–	4,839
As of December 31, 2014	7,549	359	7,908
As of December 31, 2015	5,217	173	5,390

	Turkey	Albania(1)	Total
	Gas (Mmcf)
Total proved reserves
December 31, 2012	12,463	–	12,463
Extensions and discoveries	2,652	–	2,652
Revisions of previous estimates	3,436	–	3,436
Sales volumes	(3,512)	–	(3,512)
December 31, 2013	15,039	–	15,039
Acquisitions	–	8,249	8,249
Extensions and discoveries	2,809	–	2,809
Revisions of previous estimates	1,668	–	1,668
Sales volumes	(3,262)	–	(3,262)
December 31, 2014	16,254	8,249	24,503
Extensions and discoveries	–	–	–
Revisions of previous estimates	2,084	(2,722)	(638)
Sales volumes	(2,491)	–	(2,491)
December 31, 2015	15,847	5,527	21,374

Proved developed reserves
December 31, 2013:
Proved developed producing	7,189	–	7,189
Proved developed non-producing	3,261	–	3,261
Total	10,450	–	10,450
December 31, 2014:
Proved developed producing	5,572	–	5,572
Proved developed non-producing	3,979	–	3,979
Total	9,551	–	9,551
December 31, 2015:
Proved developed producing	5,102	–	5,102
Proved developed non-producing	3,674	935	4,609
Total	8,776	935	9,711

Proved undeveloped reserves
As of December 31, 2013	4,589	–	4,589
As of December 31, 2014	6,703	8,249	14,952
As of December 31, 2015	7,071	4,592	11,663

(1)	As of December 31, 2015, we have classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

Proved Reserves

At December 31, 2015, our estimated proved reserves were 18,636 Mboe, a decrease of 14,113 Mboe, or 43.1%, compared to 32,749 Mboe at December 31, 2014.  This decrease was primarily attributable to the substantial decline in oil prices which caused developed and undeveloped reserves to become uneconomic at an earlier time and technical revisions on Albanian reserves based on actual performance following the 2015 work program.

At December 31, 2015, we recorded a decrease in proved reserves due to technical revisions of 12,303 Mbbl and 638 Mmcf (12,409 Mboe total).  The revision in oil of 12,303 Mbbls was mostly attributable to pricing and economics due to the substantial decline in oil prices.  As Brent oil price drops, wells become uneconomic at an earlier time thus reducing future reserves.  Approximately 75% of these reductions were attributable to the Albania properties.  There were no material revisions due to performance in Turkey.  The revision in natural gas of 638 Mmcf was primarily attributable to a reduction in Delvina natural gas reserves of 2,722 Mmcf due to market constraints and a reduced realized price, which was partially offset by an increase in proved natural gas reserves for our Turkey assets of 2,084 Mmcf due to improved performance.  The decrease in proved reserves also consisted of sales volumes of 2,066 Mboe in 2015, consisting of 1,651 Mbbls of oil and 2,491 Mmcf of natural gas.  The estimated undiscounted capital costs associated with our proved reserves in Turkey is $167.9 million.

At December 31, 2015, we recorded an increase in proved reserves of 362 Mboe through extensions and discoveries.  These increases were due to the discovery of productive pay in the Hazro formation in the Bahar oil field.

Proved Undeveloped Reserves

At December 31, 2015, our estimated proved undeveloped reserves were 7,334 Mboe, a decrease of 3,066 Mboe, or 29.5%, compared to 10,400 Mboe at December 31, 2014. Of this decrease in proved undeveloped reserves, 2,566 Mboe was due to lower pricing and capital constraints forcing a slower development of these locations.  All of our proved undeveloped reserves as of December 31, 2015 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve.  The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $163.1 million of which $1.5 million is expected to be incurred in 2016.  In addition, during 2015, we converted 500 Mboe from proved undeveloped to proved developed reserves and incurred $8.6 million of capital expenditures during 2015 to convert such reserves.

The proved undeveloped reserves assume development costs will be funded from future cash flows from operations and financing activities, which may not be sufficient or available at commercially economic terms and could impact the timing of these development activities.

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2015, 2014 and 2013 are shown in the table below.  In our calculation of Standardized Measure, we have utilized statutory tax rates of 20% and 50% for Turkey and Albania, respectively.

	Turkey	Albania(1)	Total
	(in thousands)
As of and for the year ended December 31, 2015
Future cash inflows	$648,248	$205,829	$854,077
Future production costs	(140,091)	(116,617)	(256,708)
Future development costs	(167,914)	(26,474)	(194,388)
Future income tax expense	(28,900)	–	(28,900)
Future net cash flows	311,343	62,738	374,081
10% annual discount for estimated timing of cash flows	(112,116)	(35,851)	(147,967)
Standardized measure of discounted future net cash flows related to proved reserves	$199,227	$26,887	$226,114
As of and for the year ended December 31, 2014
Future cash inflows	$1,504,369	$921,237	$2,425,606
Future production costs	(309,528)	(239,149)	(548,677)
Future development costs	(234,675)	(123,085)	(357,760)
Future income tax expense	(148,437)	(243,774)	(392,211)
Future net cash flows	811,729	315,229	1,126,958
10% annual discount for estimated timing of cash flows	(272,649)	(182,227)	(454,876)
Standardized measure of discounted future net cash flows related to proved reserves	$539,080	$133,002	$672,082
As of and for the year ended December 31, 2013
Future cash inflows	$1,141,775	$–	$1,141,775
Future production costs	(190,337)	–	(190,337)
Future development costs	(131,643)	–	(131,643)
Future income tax expense	(127,971)	–	(127,971)
Future net cash flows	691,824	–	691,824
10% annual discount for estimated timing of cash flows	(196,055)	–	(196,055)
Standardized measure of discounted future net cash flows related to proved reserves	$495,769	$–	$495,769

(1)	As of December 31, 2015, we have classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

Changes in the standardized measure of discounted future net cash flows

The following are the principal sources of changes in the Standardized Measure applicable to proved oil and natural gas reserves for the years ended December 31, 2015, 2014 and 2013.

	Turkey	Albania(1)	Total
	(in thousands)
For the year ended December 31, 2015
Standardized measure, January 1,	$539,081	$133,001	$672,082
Net change in sales and transfer prices and in production (lifting) costs related to future production	(437,347)	(223,406)	(660,753)
Changes in future estimated development costs	44,691	52,914	97,605
Sales and transfers of oil and natural gas during the period	(69,843)	2,499	(67,344)
Net change due to extensions and discoveries	12,219	–	12,219
Net change due to revisions in quantity estimates	(73,697)	(96,727)	(170,424)
Previously estimated development costs incurred during the period	16,718	281	16,999
Accretion of discount	51,883	17,689	69,572
Other	8,769	(1,930)	6,839
Net change in income taxes	106,753	142,566	249,319
Standardized measure, December 31,	$199,227	$26,887	$226,114

For the year ended December 31, 2014
Standardized measure, January 1,	$495,769	$–	$495,769
Net change in sales and transfer prices and in production (lifting) costs related to future production	(75,912)	–	(75,912)
Changes in future estimated development costs	(151,238)	–	(151,238)
Sales and transfers of oil and natural gas during the period	(118,083)	–	(118,083)
Net change due to extensions and discoveries	245,643	–	245,643
Net change due to purchases of minerals in place	-	235,855	235,855
Net change due to revisions in quantity estimates	72,222	–	72,222
Previously estimated development costs incurred during the period	63,250	–	63,250
Accretion of discount	44,439	–	44,439
Other	(19,340)	–	(19,340)
Net change in income taxes	(17,669)	(102,854)	(120,523)
Standardized measure, December 31,	$539,081	$133,001	$672,082

For the year ended December 31, 2013
Standardized measure, January 1,	$477,909	$–	$477,909
Net change in sales and transfer prices and in production (lifting) costs related to future production	(7,868)	–	(7,868)
Changes in future estimated development costs	(73,753)	–	(73,753)
Sales and transfers of oil and natural gas during the period	(108,674)	–	(108,674)
Net change due to extensions and discoveries	112,814	–	112,814
Net change due to revisions in quantity estimates	7,678	–	7,678
Previously estimated development costs incurred during the period	47,252	–	47,252
Accretion of discount	56,376	–	56,376
Other	(12,070)	–	(12,070)
Net change in income taxes	(3,895)	–	(3,895)
Standardized measure, December 31,	$495,769	$–	$495,769

(1)

As of December 31, 2015, we have classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented in our consolidated financial statements in this Annual Report on Form 10-K.

Costs incurred in oil and natural gas property acquisition, exploration and development

Costs incurred in oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Turkey	Albania	Bulgaria	Total
	(in thousands)
For the year ended December 31, 2015
Acquisitions of properties
Proved	$–	$–	$–	$–
Unproved	–	–	–	–
Exploration	6,312	10,022	–	16,334
Development	15,654	285	41	15,980
Total costs incurred	$21,966	$10,307	$41	$32,314
For the year ended December 31, 2014
Acquisitions of properties
Proved	$–	$99,927	$–	$99,927
Unproved	–	16,140	–	16,140
Exploration	39,143	2,161	1,291	42,595
Development	63,250	110	44	63,404
Total costs incurred	$102,393	$118,338	$1,335	$222,066
For the year ended December 31, 2013
Acquisitions of properties
Proved	$–	$–	$–	$–
Unproved	6,750	–	–	6,750
Exploration	40,258	–	2,742	43,000
Development	47,252	–	–	47,252
Total costs incurred	$94,260	$–	$2,742	$97,002

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

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 16, 2009, filed with the SEC on June 22, 2009).

10.6

Office Lease, dated August 23, 2011, by and between TransAtlantic Petroleum (USA) Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 23, 2011, filed with the SEC on August 25, 2011).

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 13, 2011, filed with the SEC on July 19, 2011).

10.8

Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 13, 2012, filed with the SEC on June 19, 2012).

10.9

Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Petrol Sahasi Hizmetleri A.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 13, 2012, filed with the SEC on June 19, 2012).

10.10

Master Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum Ltd. and Viking Geophysical Services, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 13, 2012, filed with the SEC on June 19, 2012).

10.11

Transition Services Agreement, dated June 13, 2012, by and between TransAtlantic Petroleum, Ltd. and Viking Services Management, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 13, 2012, filed with the SEC on June 19, 2012).

10.12

Office Lease, dated April 5, 2013, by and between TransAtlantic Petroleum (USA) Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 8, 2013, filed with the SEC on May 14, 2013).

10.13

Equipment Yard Services Agreement, by and between TransAtlantic Exploration Mediterranean International Pty Ltd, Thrace Basin Natural Gas (Turkiye) Corporation and Viking International Limited, dated as of April 1, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014, filed with the SEC on March 28, 2014).

10.14

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

10.15†

Summary of annual restricted stock award arrangement with Mr. Wil F. Saqueton (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2014).

10.16

Facility Agreement, dated December 15, 2011, by and among Stream Oil & Gas Ltd., Stream Oil & Gas Ltd. (BC), and Raiffeisen Bank Sh.A (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2016).

10.17

Amended and Restated Facility Agreement, dated September 17, 2014, by and among Stream Oil & Gas Ltd., Stream Oil & Gas Ltd. (BC), and Raiffeisen Bank Sh.A (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2016).

10.18

Amendment and Restatement Agreement, dated September 17, 2014, by and among Stream Oil & Gas Ltd., Stream Oil & Gas Ltd. (BC), and Raiffeisen Bank Sh.A (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2016).

10.19

Promissory Note dated August 21, 2015 between TransAtlantic Petroleum (USA) Corp. and Gary West CRT 2 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2015).

10.20

Promissory Note dated August 21, 2015 between TransAtlantic Petroleum (USA) Corp. and Mary West CRT 2 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2015).

10.21

Convertible Promissory Note, by and between TransAtlantic Petroleum Ltd. and ANBE Holdings, LP, dated December 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2016).

10.22*	Amended Promissory Note Term Sheet dated March 30, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton, dated February 28, 2016.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	Furnished herewith.