Form 10-K/A
period 2015-12-31
TRANSATLANTIC PETROLEUM LTD.
filed 2016-04-29
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 28, 2016, there were 41,110,339 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of TransAtlantic Petroleum Ltd. (“TransAtlantic”, “we”, “us”, “our” and the “Company”) for the fiscal year ended December 31, 2015, which the Company original filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Filing”).

Since the Company does not anticipate filing its definitive proxy statement for the Company’s 2016 Annual General Meeting of Shareholders prior to 120 days after the fiscal year ended December 31, 2015, the Company is filing this Amendment No. 1 to provide the information required pursuant to instruction G(3) to Form 10-K for Part III, Items 10, 11, 12, 13 and 14 of the Original Filing. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Rules 12b-25, 15d-14(a), and 15d-14(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to this Amendment No. 1.

This Amendment No. 1 speaks as of the original filing date of the Original Filing and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III, Item 15 of Part IV, the signature page, and Exhibits 31.1 and 32.1. No other information included in the Original Filing, including the information set forth in Part I and Part II, has been modified or updated in any way. The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly this Amendment No.1 should be read in conjunction with the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Positions
Chad D. Burkhardt	42	Vice president, general counsel and corporate secretary
Todd C. Dutton	62	President
N. Malone Mitchell 3rd	54	Chairman of the board of directors and chief executive officer
Harold “Lee” Muncy	63	Vice president of geosciences
Wil F. Saqueton	46	Vice president and chief financial officer
Bob G. Alexander	82	Director
Brian E. Bayley	63	Director
Charles J. Campise	65	Director
Marlan W. Downey	84	Director
Gregory K. Renwick	67	Director
Mel G. Riggs	61	Director

Chad D. Burkhardt has served as the Company’s vice president, general counsel and corporate secretary since August 2015. From 2008 until August 2015, Mr. Burkhardt served as partner in the corporate department of Baker Botts L.L.P., where he advised clients on various corporate transactions including corporate securities offerings, mergers and acquisitions and various public company filings. Mr. Burkhardt brings significant cross-border and international transaction experience from a variety of industries ranging from oil and gas exploration, midstream, and oil field services to high-tech and start-up companies. Mr. Burkhardt is a graduate of Texas A&M University and Duke University School of Law.

Todd C. Dutton has served as our president since May 2014. Mr. Dutton has served as president of Longfellow Energy, LP, a Dallas, Texas-based independent oil and natural gas exploration and production company owned by the Company’s chairman and chief executive officer, N. Malone Mitchell 3rd and his family, since January 2007, where his primary responsibility is to originate and develop oil and natural gas projects. He brings 39 years of experience in the oil and natural gas industry, focusing on exploration, acquisitions and property evaluation. He has served in various supervisory and management roles at Texas Pacific Oil Company, Coquina Oil Corporation, BEREXCO INC. and Riata Energy, Inc. Mr. Dutton earned a B.B.A. in Petroleum Land Management from the University of Oklahoma.

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

Through his senior executive officer positions at Riata Corporate Group, LLC and Riata Energy, Inc., Mr. Mitchell brings extensive executive leadership experience, organizational experience and over 28 years of experience in the oil and natural gas industry to the board of directors. Mr. Mitchell is familiar with the Company’s day-to-day operations and performance and the oil and natural gas industry in general. Mr. Mitchell’s insight into the Company’s operations and performance is critical to board discussions.

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

Bob G. Alexander has served as a director since 2010. Mr. Alexander, a founder of Alexander Energy Corporation, served as chairman of the board, president and chief executive officer of Alexander Energy Corporation from 1980 to 1996. Alexander Energy Corporation merged with National Energy Group, Inc. in 1996, and Mr. Alexander served as president and chief executive officer of National Energy Group, Inc., an oil and natural gas property management company, from 1998 to 2011. From 1976 to 1980, Mr. Alexander served as vice president and general manager of the northern division of Reserve Oil, Inc. and president of Basin Drilling Corporation, both subsidiaries of Reserve Oil and Gas Company of Denver, Colorado. Mr. Alexander also served as a director of Chesapeake Energy Corporation from 2012 through 2014, and currently serves as a director of CVR Energy Inc. and Seventy Seven Energy Inc.

Mr. Alexander has extensive experience as an executive officer in the oil and natural gas services industry and has extensive financial, executive leadership and organizational experience. Mr. Alexander also has experience serving as a director of other public companies, which brings important insights into board oversight and corporate governance matters.

Brian E. Bayley has served as a director since 2001. From September 2010 to July 2013, Mr. Bayley served as a resource lending advisor of Sprott Resource Lending Corp. (formerly, Quest Capital Corp.), a natural resource lending corporation previously listed on the Toronto Stock Exchange and NYSE MKT. From May 2009 until September 2010, Mr. Bayley also served as president and chief executive officer of Sprott Resource Lending Corp. From January 2008 until May 2009, Mr. Bayley served as co-chairman of Sprott Resource Lending Corp., and from June 2003 until January 2008 and during March 2008, Mr. Bayley served as president and chief executive officer, respectively. Since December 1996, he has also served as the president and a director of Ionic Management Corp., a private management company.

Mr. Bayley also serves as a director of American Vanadium Corp., Cypress Hills Resource Corp., Eurasian Minerals Inc., Kramer Capital Corp. and Legend Gold Corp. Within the past five years, Mr. Bayley has also been a director of American National Energy Corp., Colombian Mines Corporation, Eco Oro Resources Ltd., Esperanza Silver Corp., Gleichen Resources Ltd., Golconda Capital Corp., Sprott Resource Lending Corp. and Torque Energy Inc.

Mr. Bayley is a former chief executive officer that has extensive executive leadership and organizational experience in the financial industry. Mr. Bayley’s experience makes him an effective member of the Company’s corporate governance and compensation committees. Mr. Bayley also has significant experience serving as a director of other public companies, which brings important insights into board oversight, compensation and corporate governance matters.

Charles J. Campise has served as a director since June 2012. He retired from Toreador Resources Corporation, an oil exploration and production company, in March 2010, where he had served as senior vice president and chief financial officer since May 2006. Mr. Campise served as corporate controller for Transmeridian Exploration Incorporated from December 2003 until May 2005. Prior to that, Mr. Campise served in a variety of financial and accounting positions at Sovereign Oil & Gas Company, Apache Corporation and Ocean Energy, Inc.

Mr. Campise is a former chief financial officer who brings more than 40 years of international oil and natural gas financial and accounting expertise to our board. Mr. Campise is chairman of the Company’s audit committee and an audit committee financial expert as a result of his 28 years of experience as a certified public accountant and more than 40 years of experience in various accounting and financial roles at oil and natural gas exploration and production companies. Mr. Campise also has experience serving as a director of other public companies, which brings important insights into board oversight, audit and corporate governance matters.

Marlan W. Downey has served as a director since June 2013. He is the chairman of the board of Roxanna Oil Company, a private oil and natural gas company that he founded in 1987. He worked for Shell Oil Company, an integrated energy company, from 1957 to 1987. In 1977, he moved to Shell Oil’s International Exploration & Production business and became vice president of Shell, and then president of Shell Oil’s newly-formed international subsidiary, Pecten International. Mr. Downey joined ARCO International in 1990 as senior vice president of exploration, becoming president of ARCO International and then senior vice president and executive exploration advisor to ARCO International. He is a fellow of the American Association for the Advancement of Science. Mr. Downey is a past president of the American Association of Petroleum Geologists (“AAPG”) and was Chief Scientist—Sarkeys Energy Center at Oklahoma University. Mr. Downey is the 2009 recipient of the Sidney Powers Medal, which is the highest honor awarded by the AAPG. He is also active in several international scientific organizations and serves on the board of Berkeley Earth, a non-profit group focused on wise use of energy.

Mr. Downey has an exceptional technical and operational background, and he has extensive leadership and organizational experience. He is an expert in international oil and natural gas exploration and geology, having led exploration teams in 62 countries. With over 55 years of experience in the industry, Mr. Downey provides the board with important insights into exploration and production activities.

Gregory K. Renwick has served as a director since February 2014. Mr. Renwick worked at Mobil for 25 years and, under his leadership, Mobil successfully acquired upstream assets in Kazakhstan, Turkmenistan and Azerbaijan. He served as president and chief executive officer of East West Petroleum Corp. from 2010 to 2013, and as the director of business development for Dana Gas PJSC in the United Arab Emirates from 2007 to 2010. Mr. Renwick served as a director of North American Oil and Gas Corp. from 2012 through 2013.

Mr. Renwick is a seasoned global petroleum executive with technical and management experience in the region in which the Company operates. With over 35 years of experience in the petroleum industry, Mr. Renwick provides the board with important insights into business development and exploration activities.

Mel G. Riggs has served as a director since 2009. Mr. Riggs has served as president since March 2015, and as a director since 1994, of Clayton Williams Energy, Inc., a public exploration and production company that develops and produces oil and natural gas. From 1991 to December 2010, Mr. Riggs served as senior vice president—finance, secretary, treasurer, and chief financial officer of Clayton Williams Energy, Inc. and, from December 2010 until March 2015, he served as executive vice president and chief operating officer of Clayton Williams Energy, Inc.

Mr. Riggs has a strong operational background as an executive officer and has extensive financial, executive leadership and organizational experience. Mr. Riggs has 35 years of experience as a certified public accountant and 20 years of experience as a chief financial officer, and also has significant experience serving as a director of another public company, which brings important insights into board oversight and corporate governance matters.

To the best of the Company’s knowledge, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as a director or executive officer. There are no family relationships between any of the Company’s directors or executive officers. To the Company’s knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K during the last ten years that are material to an evaluation of the ability or integrity of any of the Company’s directors or executive officers.

Code of Business Conduct

We have adopted a code of ethics that applies to all our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Conduct is published on our website at www.transatlanticpetroleum.com, on the Corporate Governance page under the “About” tab. We intend to disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

Board Committees

The board of directors has established three standing committees: the audit committee, the compensation committee and the corporate governance committee. Messrs. Bayley, Campise and Riggs serve on the audit committee. Messrs. Alexander, Bayley and Riggs serve on the compensation committee. Messrs. Bayley, Campise, Downey and Riggs serve on the corporate governance committee. Mr. Campise is chairman of the audit committee, Mr. Alexander is chairman of the compensation committee, and Mr. Riggs is chairman of the corporate governance committee.

Audit Committee

The audit committee reviews the effectiveness of the Company’s financial reporting, management information and internal control systems, and effectiveness of its independent registered public accounting firm. It monitors financial reports, the conduct and results of the annual independent audit, finance and accounting policies and other financial matters. The audit committee also reviews and recommends for board of director approval the Company’s interim consolidated financial statements and year-end financial statements. The audit committee has been designated by the board of directors to serve as the reserves committee and reviews the Company’s reserve reports and conducts inquiries with the reserve engineers as it deems appropriate. The audit committee monitors internal control and management information systems.

All members of the audit committee have been determined to be financially literate and to meet the appropriate standards for independence in accordance with the NYSE MKT rules, SEC rules and Canadian securities law requirements. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence.” In addition, the board of directors has determined that Mr. Campise meets the qualifications of an “Audit Committee Financial Expert” in accordance with SEC rules and regulations. The audit committee operates under the audit committee charter adopted by the board of directors that governs its duties and conduct. Copies of the charter are available on the Company’s website, www.transatlanticpetroleum.com.

Compensation Committee

The compensation committee establishes and administers the Company’s policies, programs and procedures for compensating and incentivizing its executive officers. The compensation committee reviews all compensation arrangements for the chairman and other executive officers of the Company, including salaries, bonus, cash-incentive and equity-based incentive compensation, and makes recommendations to the board for their approval.

All members of the compensation committee have been determined to meet the appropriate standards for independence in accordance with the NYSE MKT rules and Canadian securities law requirements. See “Corporate Governance—Director Independence.” Further, each member of the compensation committee is a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act and an “outside director” as defined for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Copies of the compensation committee charter are available on the Company’s website, www.transatlanticpetroleum.com.

Corporate Governance Committee

The corporate governance committee has overall responsibility for developing the Company’s approach to corporate governance including keeping the Company informed of legal requirements and trends regarding corporate governance, monitoring and assessing the performance of the board of directors and committees of the board of directors, and for developing, implementing, and monitoring good corporate governance practices. The corporate governance committee is also responsible for determining the slate of directors for election to the board of directors, identifying individuals qualified to become board members and recommending candidates to the board of directors to fill board vacancies and newly created director positions.

All members of the corporate governance committee have been determined to meet the appropriate standards for independence in accordance with the NYSE MKT rules and Canadian securities law requirements. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence.” Copies of the corporate governance committee charter are available on the Company’s website, www.transatlanticpetroleum.com.

Board Leadership

The offices of the chairman of the board and chief executive officer are currently combined. Mr. Mitchell serves as the Company’s chairman and chief executive officer. The board believes that this structure is the most appropriate structure at this time for several reasons. Mr. Mitchell is responsible for the day-to-day operations of the Company and the execution of its strategies. Since these topics are an integral part of our board discussions, Mr. Mitchell is the director best qualified to chair those discussions. In addition, Mr. Mitchell’s experience and knowledge of the Company and the oil and natural gas industry are critical to board discussions and the Company’s success. The board of directors believes that Mr. Mitchell is well qualified to serve in the combined roles of chairman and chief executive officer and that Mr. Mitchell’s interests are sufficiently aligned with the shareholders he represents.

The board of directors does not have a lead independent director. However, to help ensure the independence of the Company’s board of directors, the independent directors of the board generally meet without members of management at regularly scheduled board meetings held in person. Also, individual directors may engage an outside adviser at the Company’s expense, subject to the approval of the chairperson of the corporate governance committee. The board relies upon the foregoing processes and the level of experience and qualifications of its independent directors, particularly the chairman of its corporate governance committee, to compensate for having a non-independent chairman of the board of directors.

Board’s Role in Risk Oversight

The board actively manages the Company’s risk oversight process and receives periodic reports from management on areas of material risk to the Company, including operational, financial, legal and regulatory risks. The board committees assist the board in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists the board with its oversight of the Company’s major financial risk exposures. The compensation committee assists the board with its oversight of risks arising from the Company’s compensation policies and programs. The corporate governance committee assists the board with its oversight of risks associated with board organization, board independence and corporate governance. While each committee is responsible for evaluating certain risks and overseeing the management of those risks, the entire board is regularly informed through committee reports about the risks.

The compensation committee assessed whether the Company’s employee compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. In doing so, the compensation committee considered that its executive compensation programs are designed with what it believes is an appropriate focus on the Company’s short-term and long-term performance. The compensation committee also considered risk mitigation elements of these programs, including the general long-term equity compensation policy of having awards of restricted stock units vest over a three year period. The results of that assessment were that the Company’s employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulations require executive officers, directors and greater than 10% shareholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished or available to us, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements for the year ended December 31, 2015, except as follows: Mr. Mitchell filed two late Form 4s on August 20, 2015 and January 8, 2016.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section contains a discussion of the material elements of the Company’s executive compensation program for 2015 for: (i) its chief executive officer, N. Malone Mitchell 3rd, (ii) its chief financial officer, Wil F. Saqueton, (iii) its three other most highly compensated executive officers, Todd C. Dutton, Chad D. Burkhardt and Harold L. Muncy, (iv) Matthew W. McCann, the Company’s former general counsel and corporate secretary, and (v) James R. Huling, the Company’s former chief operating officer (collectively, the “named executive officers”).

Executive Summary

The Company’s pay for performance philosophy emphasizes long-term equity compensation over short-term cash compensation for its named executive officers. Mr. Mitchell serves as chairman of the board and as the Company’s chief executive officer. Mr. Mitchell received director compensation for his 2015 service as chairman and has elected not to receive additional compensation for his services as chief executive officer. As a result, the following references to named executive officers in this Compensation Discussion and Analysis do not include Mr. Mitchell.

Messers. Dutton and Huling each received a 43% increase in their base salary for 2015 based upon an increase in the allocated time each of them spent on Company matters versus matters for other businesses owned by Mr. Mitchell.

Mr. Burkhardt joined the Company in August 2015, and the compensation committee established his base salary of $300,000 at the time of his hiring based upon negotiations with Mr. Burkhardt. In addition, the compensation committee approved an $186,060 sign-on restricted stock unit award for Mr. Burkhardt at the time of his hiring based upon negotiations with Mr. Burkhardt.

On March 17, 2015, consistent with the Company’s annual historical equity grant process, the compensation committee made discretionary awards of restricted stock units to all eligible employees, including the named executive officers, to reward services performed during 2014. The compensation committee awarded Messers. Dutton, McCann, Huling and Muncy a number of restricted stock units equal to 25% of each of their base salary actually received in 2014 divided by $6.80 per restricted stock unit, which was the minimum floor price required by the TransAtlantic Petroleum Ltd. 2009 Long-Term Incentive Plan (the “Incentive Plan”). Pursuant to the terms of Mr. Saqueton’s compensation arrangement with the Company, the compensation committee awarded Mr. Saqueton a number of restricted stock units equal to 100% of his base salary actually received in 2014 divided by $6.80 per restricted stock unit, which was the minimum floor price required by the Incentive Plan.

Executive Compensation Philosophy

The Company’s executive compensation program is designed to attract, motivate and retain talented executives. The Company’s pay for performance philosophy focuses executives’ efforts on achieving strategic corporate goals without encouraging excessive risk taking. During 2015, executive compensation was not tied to specific financial performance metrics, but the compensation committee focused on the contributions of the executives to the Company’s strategy and took into consideration the Company’s overall financial performance. The compensation committee, which consists entirely of independent board members, controls the executive compensation program for the named executive officers, as well as for the Company’s other officers and employees. The Company’s executive compensation objectives are to:

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

Shareholder Say-on-Pay Votes

When reviewing its compensation decisions and policies, the compensation committee considered the most recent advisory vote of the Company’s shareholders on executive compensation at the Company’s 2014 Annual Meeting of Shareholders. Of those shareholders voting, on an advisory basis, for or against the proposal, approximately 99% voted to approve the Company’s executive compensation. The compensation committee believes this affirms shareholders’ support of its approach to executive compensation and did not materially change its approach in 2015. The compensation committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers. The Company’s next say-on-pay vote will be at the Company’s 2017 Annual Meeting of Shareholders.

Hiring of Mr. Burkhardt

In August 2015, Mr. Burkhardt was hired as vice president, general counsel and corporate secretary of the Company, with a base salary of $300,000. In addition, Mr. Burkhardt received a sign-on grant of restricted stock units equal to $300,000 divided by the volume weighted average price of the Company’s Common Shares on the NYSE MKT for the ten trading days prior to July 18, 2015, which was $4.95 per share, resulting in an award of 60,606 restricted stock units. The compensation committee granted the restricted stock units on August 28, 2015, at which time the closing price of the Company’s Common Shares on the NYSE MKT was $3.07 per share. As a result, the grant date fair value of this award was $186,060. These restricted stock units vest pro-rata over a three-year period from the award date.

Elements of Executive Compensation

The 2015 executive compensation program consisted of base salary and restricted stock units. Executives also received standard employee benefits. There is no formal policy regarding the allocation between short-term or long-term compensation or between cash and non-cash compensation for the Company’s executive officers. The compensation committee relies on each committee member’s knowledge and experience as well as information provided by management when determining the appropriate level and mix of compensation. In general, the compensation committee believes that long-term equity compensation should be emphasized over short-term cash bonus compensation for the Company’s executive officers. The Company has not adopted formal share ownership guidelines for its named executive officers, but the Company believes that named executive officers owning shares helps align their interests with those of long-term shareholders. As of April 28, 2016, Mr. Mitchell beneficially owned approximately 42.4% of the Company’s Common Shares.

Base Salaries. The Company’s compensation committee reviews and sets base salaries annually. When determining base salary levels for the named executive officers, the compensation committee reviews their performance and contribution to the achievement of corporate objectives. The compensation committee does not retain a compensation consultant nor prepare a benchmarking report in connection with base salary determinations. Rather, the compensation committee relies on its experience to set base salaries in line with what it believes are competitive salaries for similarly situated executives in the industry. Mr. Mitchell has elected to not receive compensation for his services as chief executive officer of the Company.

The base salaries of Messrs. Dutton and Huling were increased by 43% in 2015 based upon an increase in the allocated time each of them spent on Company matters versus matters for other businesses owned by Mr. Mitchell. No other executive officer received a base salary increase in 2015.

Short-Term Cash Bonuses. In addition to base salaries, the Company may award cash bonuses on a discretionary basis to its employees, including the named executive officers. For the named executive officers other than the Company’s chief executive officer, the compensation committee, in consultation with the Company’s chief executive officer, recommends cash bonuses for the board’s approval. The compensation committee does not review the performance of Mr. Mitchell, the Company’s chief executive officer, as he has elected not to receive compensation for his services as chief executive officer.

The compensation committee may award discretionary cash bonuses based on the officer’s performance, the officer’s general contributions to achieving corporate goals and the Company’s achievement of goals set by the board of directors. The compensation committee does not assign any specific weights to these measures or use a formula to determine bonus amounts. The compensation committee awarded no discretionary cash bonuses for 2015 as a result of the significant decline in the price of oil and the resulting impact on the Company’s financial performance and stock price.

Long-Term Equity Compensation. The Company’s board of directors designed its long-term equity compensation policy to ensure that equity compensation rewards the Company’s employees’ contributions to the long-term positive performance of the Company and is intended to align the Company’s executives’ interests with its shareholders’ interests. The long-term equity compensation policy is also designed to attract and retain qualified professionals throughout the Company and to attract and retain skilled, dedicated employees, while being able to pay modest salaries and create a meaningful ownership stake in the Company. The long-term equity compensation policy awards the Company’s executives restricted stock units that provide them with an opportunity to earn the Company’s Common Shares. The compensation committee believes this structure provides greater balance and stability to the Company’s long-term equity for executives. It also provides a form of long-term compensation that aids retention, encourages long-term value creation and aligns financial interests with shareholders without encouraging excessive risk taking.

Long-term equity awards are granted by the compensation committee pursuant to the Incentive Plan. The compensation committee grants restricted stock units annually to eligible employees, including the named executive officers. The value of the restricted stock units granted is generally equal to 25% of the employee’s base salary during the preceding year, with a minimum value per restricted stock unit granted. Effective January 1, 2015, the minimum value per restricted stock unit granted was raised to $10.00 from $1.00 to account for our 1 for 10 reverse stock split effective March 6, 2014, except for awards issued in March 2015, which had a minimum value of $6.80 per restricted stock unit.

In accordance with this policy, on March 17, 2015, the compensation committee made awards of restricted stock units to the named executive officers. The compensation committee calculated the number of restricted stock units to be awarded using a price of $6.80 per restricted stock unit. Messrs. Muncy, Huling, Dutton and McCann received a grant of 5,091, 3,556, 3,555 and 5,939 restricted stock units, respectively, which was equal to 25% of each of their base salary actually received in 2014 divided by $6.80 per restricted stock unit. Pursuant to his compensation arrangement with the Company, Mr. Saqueton received a grant of 35,669 restricted stock units, which was equal to 100% of his base salary actually received in 2014 divided by $6.80 per restricted stock unit. The grant date fair value of these awards was equal to the number of restricted stock units granted multiplied by the closing price of the Company’s Common Shares on the NYSE MKT, which was $5.13 on March 17, 2015, the date of grant. The fair values of these awards were:

Mr. Saqueton	$182,982
Mr. Dutton	$18,237
Mr. Huling	$18,242
Mr. McCann	$30,467
Mr. Muncy	$26,117

The restricted stock units awarded to the Company’s named executive officers generally vest in three annual installments and are subject to the continued employment of the named executive officer through each such restricted period.

The compensation committee also has the authority to approve additional discretionary grants to the named executive officers to award performance and ensure that the number of awards granted to any particular individual is commensurate with the individual’s level of ongoing responsibility within the Company. Long-term equity awards are also generally awarded to key employees by the compensation committee upon the commencement of employment with the Company based on the level of responsibility of the employee. The compensation committee did not grant additional discretionary awards for exceptional service in 2015.

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

Compensation Committee Report on Executive Compensation

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

The foregoing report is provided by the following directors, who constitute the compensation committee.

COMPENSATION COMMITTEE
Bob G. Alexander, Chairman
Brian E. Bayley
Mel Riggs

Compensation Committee Interlocks and Insider Participation

The compensation committee is comprised of Messrs. Alexander, Bayley and Riggs. During 2015, no member of the compensation committee was or had been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. None of the Company’s executive officers served as a director or member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company’s compensation committee or as one of its directors.

Fiscal Year 2015, 2014 and 2013 Summary Compensation Table

The following Fiscal Year 2015, 2014 and 2013 Summary Compensation Table contains information regarding compensation for 2015, 2014 and 2013 that the Company paid to its named executive officers. Riata Management, LLC (“Riata”) pays a portion of the salary, cash bonus and benefits earned by the named executive officers pursuant to that certain service agreement, as amended (the “Service Agreement”), effective May 1, 2009, with Longfellow Energy, LP (“Longfellow”), Viking Drilling LLC (“Viking Drilling”), MedOil Supply, LLC and Riata. See “—Certain Relationships and Related Transactions—Service Agreement” below for additional information. Mr. Mitchell and his wife own 100% of Riata.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)(4)(5)(6)	Total ($)
N. Malone Mitchell 3rd(7) Chairman of the Board and Chief Executive Officer	2015 2014 2013	25,000 37,500 37,500	0 0 0	41,960 37,502 51,418	2,654,000 2,944,000 2,364,000	2,720,960 3,019,002 2,452,918

Wil F. Saqueton Vice President and Chief Financial Officer	2015 2014 2013	252,969 242,548 240,000	0 124,163 0	182,982 241,126 85,200	16,449 15,837 23,885	452,400 623,674 349,085

Chad D. Burkhardt(8) Vice President, General Counsel and Corporate Secretary	2015	103,846	0	186,060	10,219	300,125

Todd Dutton President	2015 2014	225,960 96,701	0 39,346	18,237 0	8,654 4,541	252,851 294,520

James R. Huling(9) Former Chief Operating Officer	2015 2014	158,654 96,731	0 39,346	18,242 0	17,785 7,893	194,681 143,970

Matthew W. McCann(10) Former General Counsel and Corporate Secretary	2015 2014	201,923 161,538	0 65,908	30,467 84,332	55,782 11,013	288,172 322,791

Harold L. Muncy Vice President of Geosciences	2015 2014	311,538 138,462	0 57,054	26,117 88,785	21,732 10,219	359,387 294,520

(1)	There were 27 pay periods in 2015, so amounts paid to executive officers in 2015 reflect one additional pay period.
(2)	Amounts shown do not reflect compensation actually received by the named executive officers. Rather, the amounts represent the aggregate grant date fair value of restricted stock units computed in accordance with ASC 718. The grant date fair value of the restricted stock unit is equal to the number of Common Shares underlying the restricted stock unit multiplied by the closing price of the Common Shares on the NYSE MKT on the date of grant. The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.
(3)	For the named executive officers other than Messrs. Mitchell and McCann, these amounts consist of Company-paid portions of insurance premiums, Company contributions to a 401(k) savings plan, Company-paid international travel incentives and reimbursement for cell phone expenses.
(4)	For Mr. Mitchell, the amounts shown consist of approximately $2.7 million in 2015, $2.9 million in 2014, and $2.4 million in 2013 reimbursed to Riata pursuant to the Service Agreement, which includes payments to Riata for salaries and benefits for employees of Riata who provided technical and administrative services to the Company under the Service Agreement, other than the Company’s named executive officers, and an allocation of Riata’s overhead to the Company. Such amounts do not reflect actual payments made to Mr. Mitchell for his services as an employee or a director. See “Certain Relationships and Related Transactions—Service Agreement” below for a description of the material terms of the Service Agreement.
(5)	For Mr. Huling, the amount shown for 2015 consist of Company-paid portions of insurance premiums, Company contributions to a 401(k) savings plan, Company-paid international travel incentives, reimbursement for cell phone expenses, and amounts paid pursuant to a consulting agreement with Kiamichi Energy, Mr. Huling’s consulting company.

(6)	For Mr. McCann, the amount shown for 2015 consist of Company-paid portions of insurance premiums, Company contributions to a 401(k) savings plan, Company-paid international travel incentives, reimbursement for cell phone expenses, and a severance package consisting of $25,000 and the accelerated vesting of 4,914 outstanding restricted stock units.
(7)	The amounts shown in the “Salary” and “Stock Awards” columns represent director compensation paid to Mr. Mitchell for his service as chairman of the board. Mr. Mitchell was appointed chief executive officer in May 2011 and has elected not to receive additional compensation for his service as chief executive officer.
(8)	Mr. Burkhardt was hired in August 2015. The amount shown in the “Stock Awards” column consists of Mr. Burkhardt’s sign-on bonus of 60,606 restricted stock units.
(9)	Mr. Huling resigned in September 2015.
(10)	Mr. McCann resigned in August 2015.

Fiscal Year 2015 Grants of Plan-Based Awards Table

The table below lists each grant of a plan-based award to the Company’s named executive officers during 2015.

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock Awards ($)
N. Malone Mitchell 3rd	6/8/2015		7,685	41,960
Wil F. Saqueton	3/17/2015		35,669	182,982
Chad D. Burkhardt	8/28/2015		60,606	186,060
Todd Dutton	3/17/2015		3,555	18,237
James R. Huling	3/17/2015		3,556	18,242
Matthew W. McCann	3/17/2015		5,939	30,467
	3/17/2015	(2)	16,439	84,332
Harold L. Muncy	3/17/2015		5,091	26,117
	3/17/2015	(3)	17,307	88,785

(1)	These are restricted stock units awarded pursuant to the Incentive Plan.
(2)	Represents Mr. McCann’s sign-on bonus, which was earned in 2014 and therefore reflected in his 2014 compensation.
(3)	Represents Mr. Muncy’s sign-on bonus, which was earned in 2014 and therefore reflected in his 2014 compensation.

Discussion Regarding Fiscal Year 2015, 2014 and 2013 Summary Compensation Table and Fiscal Year 2015 Grants of Plan-Based Awards Table

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

Fiscal Year 2015 Outstanding Equity Awards At Fiscal Year-End Table

The following table lists all of the outstanding stock awards held on December 31, 2015 by each of the Company’s named executive officers. The table also includes the value of the stock awards based on the closing price of the Company’s Common Shares on the NYSE MKT on December 31, 2015, which was $1.39 per share. Each award consists of restricted stock units granted under the Incentive Plan.

Name	Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
N. Malone Mitchell 3rd	6/08/15	(1)	7,685	10,682

Wil F. Saqueton	6/24/13	(2)	4,000	5,560
	3/28/2014	(3)	18,757	26,072
	3/17/2015	(4)	35,669	49,580

Chad D. Burkhardt	9/28/2015	(5)	60,606	84,242
Todd C. Dutton	3/17/2015	(4)	3,555	4,941

Harold L. Muncy	3/17/2015	(6)	11,538	16,038
	3/17/2015	(4)	5,091	7,076
James R. Huling(7)	3/17/2015	(4)	3,556	4,943
Matt McCann(8)	—		—	—

(1)	Vests in full on June 8, 2016
(2)	Vested in full on January 15, 2016.
(3)	Half vested on January 15, 2016, and the remaining half will vest on January 15, 2017.
(4)	One-third vested on January 15, 2016, another third will vest on January 15, 2017, and the final third will vest on January 15, 2018.
(5)	One-third vests on August 24, 2016, another third will vest on August 24, 2017, and the final third will vest on August 24, 2018.
(6)	One-half vests on June 10, 2016, and the remaining half vests on June 10, 2017. This grant relates to Mr. Muncy’s sign-on bonus, which was included in his 2014 compensation.
(7)	Mr. Huling resigned in September 2015. Mr. Huling’s stock awards will continue to vest as long as he is providing consulting services to the Company.
(8)	Mr. McCann resigned in August 2015.

Fiscal Year 2015 Option Exercises and Stock Vested Table

The following table summarizes vesting of stock awards for each named executive officer during 2015:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
N. Malone Mitchell, 3rd	7,242	80,097
Wil F. Saqueton	20,490	155,180
Chad D. Burkhardt	0	0
Todd C. Dutton	0	0
James R. Huling	0	0
Matthew W. McCann	10,395	44,397
Harold L. Muncy	5,769	33,056

(1)	Amounts shown reflect the value of vested restricted stock units calculated by multiplying the gross number of vested restricted stock units shown in the column “Number of Shares Acquired on Vesting” by the closing price of the Company’s Common Shares on the NYSE MKT on the date of vesting.

Potential Payments upon Termination or Change of Control

Set forth below are the amounts that then-serving named executive officers would have received if specified events had occurred on December 31, 2015. In calculating the amounts in the table, the Company based the stock distribution values on a price of $1.39 per share, which was the closing price of the Company’s Common Shares on the NYSE MKT on December 31, 2015.

Name	Payment(1)	Termination Following a Change in Control ($)	Death ($)	Disability ($)
N. Malone Mitchell, 3rd	Restricted Stock Units	10,682	10,682	10,682

Wil F. Saqueton	Restricted Stock Units	81,212	81,212	81,212

Chad D. Burkhardt	Restricted Stock Units	84,242	84,242	84,242

Todd Dutton	Restricted Stock Units	4,941	4,941	4,941

Harold L. Muncy	Restricted Stock Units	23,114	23,114	23,114

(1)	Represents the acceleration of vesting of unvested restricted stock units as of December 31, 2015. The value shown is equal to the number of restricted stock units multiplied by $1.39 per share, which was the closing price of the Common Shares on the NYSE MKT as of December 31, 2015.

Compensation of Directors

Elements of Director Compensation

In 2015, all directors, including the chairman, receive a fee of $67,500 each year, consisting of $25,000 in cash paid in each of June and December, and $42,500 of which is paid in the form of restricted stock units issued under Incentive Plan. The chairman of the Company’s audit committee receives an additional annual fee of $22,500 in cash. In addition, directors serving on an ad hoc special committee receive a $1,000 cash fee for each special committee meeting attended. Directors do not receive extra compensation for serving on the audit, compensation or corporate governance committees of the board or for serving as chairman of the compensation committee or corporate governance committee. Directors are reimbursed for travel and other expenses directly associated with Company business.

Fiscal Year 2015 Director Compensation Table

The following table provides information regarding director compensation during 2015. Mr. Mitchell serves as chairman of the board and the Company’s chief executive officer. Mr. Mitchell received non-employee director compensation for his 2015 service as chairman and has elected not to receive additional compensation for his services as chief executive officer. His compensation is reported in the Fiscal Year 2015, 2014 and 2013 Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Total ($)
Bob G. Alexander	25,000	41,960	66,960
Brian E. Bayley	25,000	41,960	66,960
Charles J. Campise	47,500	41,960	89,460
Marlan W. Downey	25,000	41,960	66,960
Gregory Renwick	25,000	41,960	66,960
Mel G. Riggs	25,000	41,960	66,960

(1)	Amounts shown do not reflect compensation actually received by the directors. Rather, the amounts represent the aggregate grant date fair value of restricted stock units computed in accordance with Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value of the restricted stock unit is equal to the number of Common Shares underlying the restricted stock unit multiplied by the closing price of the Common Shares on the NYSE MKT on the date of grant. The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.

(2)	The amounts in this column reflect a grant of restricted stock units on June 8, 2015, which vest in full on June 8, 2016.
(3)	The chart below shows the aggregate number of outstanding restricted stock units held by each non-employee director as of December 31, 2015.

Director	Number of Common Shares Subject to Stock Awards
Alexander	7,685
Bayley	7,685
Campise	7,685
Downey	7,685
Renwick	7,685
Riggs	7,685

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s only outstanding class of equity securities is its Common Shares. The following table sets forth information known to the Company about the beneficial ownership of its Common Shares on April 15, 2016 by (i) each current director; (ii) each named executive officer then serving; and (iii) all of the Company’s executive officers and directors as a group.

Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting power and investment power over the Common Shares listed as beneficially owned by that person. Percentages of beneficial ownership are based on 41,110,339 Common Shares outstanding on April 15, 2016. Unless otherwise indicated in the footnotes, the address for each listed person is TransAtlantic Petroleum Ltd., c/o TransAtlantic Petroleum (USA) Corp., 16803 Dallas Parkway, Addison, TX 75001.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number		Percent
N. Malone Mitchell 3rd	19,453,856	(2)	42.4%
Todd C. Dutton	0		*
Chad D. Burkhardt	0		*
Harold Lee Muncy	17,489	(3)	*
Wil F. Saqueton	80,959	(4)	*
Bob G. Alexander	22,549	(5)(6)	*
Brian E. Bayley	51,891	(6)	*
Charles J. Campise	17,489	(6)	*
Marlan W. Downey	15,532	(6)	*
Gregory K. Renwick	18,834	(6)	*
Mel G. Riggs	27,111	(6)	*

All executive officers and directors as a group (11 persons)	19,705,710	(7)	42.9%

*	Less than 1% of the outstanding Common Shares.
(1)	Beneficial ownership as reported in the table has been determined in accordance with Rule 13d-3 under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose, including under Canadian securities laws. The number of Common Shares shown as beneficially owned includes Common Shares which for Canadian securities law purposes may not be beneficially owned but over which a person would be deemed to exercise control or direction. The number of Common Shares shown as beneficially owned includes Common Shares subject to restricted stock units that were outstanding on April 15, 2016 and that will become vested within 60 days of April 15, 2016. Restricted stock units that will vest within 60 days after April 15, 2016 are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.
(2)

Based on Amendment No. 14 to Schedule 13D (“Amendment No. 14”) filed on April 13, 2016. According to Amendment No. 14, Dalea Partners, LP (“Dalea”) shared voting and dispositive power over 10,675,503 Common Shares, Dalea Management, LLC (“Dalea Management”) shared voting and dispositive power over 10,675,503 Common Shares, Longfellow shared voting and dispositive power over 3,958,333 Common Shares, Deut 8, LLC (“Deut 8”) shared voting and dispositive power over 3,958,333 Common Shares, ANBE Holdings, LP (“ANBE”) shared voting and dispositive power over 2,611,777 Common Shares, ANBE LLC shared voting and dispositive power over 2,611,777 Common Shares, Mr. Mitchell had sole voting and dispositive power over 423,045 Common Shares and shared voting and dispositive power over 19,023,126 Common Shares, and Amy Mitchell had shared voting and dispositive power over 19,023,126 Common Shares. Mr. Mitchell and his wife indirectly own 100% of Dalea. Dalea Management is the general partner of Dalea and is owned 100% by Mr. Mitchell and his wife. Mr. Mitchell is a partner of Dalea and a manager of Dalea Management. Deut 8 is the general partner of Longfellow and is owned 100% by Mr. Mitchell and his wife. Mr. Mitchell is a manager of Deut 8. Mr. Mitchell, his wife, and children indirectly own 100% of Longfellow and ANBE. Mr. Mitchell and his wife own 100% of ANBE LLC. Mr. Mitchell is the Company’s chairman and chief executive officer. Includes 7,685 Common Shares underlying restricted stock units, 1,772,058 Common Shares issuable upon conversion of outstanding 13% convertible notes due 2017 (“Convertible Notes”) issued by the Company, 2,611,777 Common Shares issuable upon conversion of a convertible note issued to ANBE (the “ANBE Note”) by the Company, and warrants to acquire 402,505 Common Shares. Dalea, Mr. Mitchell, and his wife pledged 10,193,503 Common Shares as security under a master credit agreement with Amarillo National Bank.
(3)	Includes 5,769 Common Shares subject to restricted stock units.
(4)	Includes 14,705 Common Shares issuable upon conversion of the Convertible Notes.
(5)	Includes 1,100 Common Shares owned by Mr. Alexander’s wife.
(6)	Includes 7,685 Common Shares subject to restricted stock units.
(7)	Reflects the information in footnotes (1) through (6) above.

Securities Owned by Certain Beneficial Owners

The following table sets forth information known to the Company about the beneficial ownership of its Common Shares as of April 15, 2016, by each person and entity known to the Company to own beneficially more than 5% of its outstanding Common Shares based on reports they file with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated in the footnotes, each person or entity listed in the following table has sole voting power and investment power over the Common Shares listed as beneficially owned by that person or entity. Percentages of beneficial ownership are based on 41,110,339 Common Shares outstanding on April 15, 2016.

Dalea Partners, LP	10,675,503	(1)	25.8%
16803 Dallas Parkway
Suite 300
Addison, TX 75001

Longfellow Energy, LP	3,958,333	(2)	9.6%
16803 Dallas Parkway
Suite 300
Addison, TX 75001

ANBE Holdings, L.P.	2,611,777	(3)	6.0%
16803 Dallas Parkway
Suite 300
Addison, TX 75001

Nokomis Capital, L.L.C.	4,606,996	(4)	10.7%
2305 Cedar Springs Rd.
Suite 420
Dallas, TX 75201

West Family Investments, Inc.	2,230,645	(5)	5.2%
1603 Orrington Avenue
Suite 810
Evanston, Illinois 60201

(1)	Based on Amendment No. 14. According to the Amendment No. 14, Dalea shares voting and dispositive power over 10,675,503 Common Shares. Mr. Mitchell and his wife indirectly own 100% of Dalea. Dalea Management is the general partner of Dalea and is owned 100% by Mr. Mitchell and his wife. Mr. Mitchell is a partner of Dalea and a manager of Dalea Management. Mr. Mitchell is the Company’s chairman and chief executive officer. Includes 301,469 Common Shares issuable upon conversion of outstanding Convertible Notes.
(2)	Based on Amendment No. 14. According to the Amendment No. 14, Longfellow shares voting and dispositive power over 3,958,333 Common Shares. Deut 8 is the general partner of Longfellow and is owned 100% by Mr. Mitchell and his wife. Mr. Mitchell is a manager of Deut 8. Mr. Mitchell, his wife, and children indirectly own 100% of Longfellow. Mr. Mitchell is the Company’s chairman and chief executive officer.
(3)	Based on Amendment No. 14. According to the Amendment No. 14, ANBE has shared voting and dispositive power over 2,611,777 Common Shares, consisting of 2,611,777 Common Shares issuable upon conversion of the ANBE Note. ANBE is a 51% limited partner of Longfellow.

(4)	Based on Form 4 filed on February 18, 2016 (“Form 4”). According to the Form 4, Nokomis Capital holds indirectly 4,606,996 Common Shares, consisting of 2,842,290 Common Shares and 1,764,706 Common Shares issuable upon conversion of outstanding Convertible Notes. Brett Hendrickson, in his role as the manager of Nokomis Capital, L.L.C., may be deemed to beneficially own the Common Shares beneficially owned by Nokomis Capital, L.L.C.
(5)	Based on Amendment No. 2 to Schedule 13G filed on February 12, 2016 (“Amendment 2”). According to Amendment 2, West Family Investments, Inc. shares voting and dispositive power over 2,230,645 Common Shares, consisting of 686,528 Common Shares and 1,544,117 Common Shares issuable upon conversion of outstanding Convertible Notes. Gary West and Mary West may be deemed to beneficially own the Common Shares beneficially owned by West Family Investments, Inc. Gary West and Mary West disclaim beneficial ownership of such Common Shares.

Equity Compensation Plan Information

The following table sets forth the number of Common Shares to be issued upon the vesting of restricted stock units issued pursuant to the Incentive Plan and the number of Common Shares remaining available for future issuance under the Incentive Plan, at December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plan approved by security holders	268,397	$—	3,833,381	(2)
Equity compensation plan not approved by security holders	—	—	—
Total	268,397	$—	3,833,381

(1)	The only awards outstanding are restricted stock units, which have no exercise price.
(2)	Pursuant to the Incentive Plan, the maximum aggregate number of Common Shares reserved for issuance under the Incentive Plan may not exceed 10% of Common Shares outstanding from time to time. As of December 31, 2015, there were 41,017,777 Common Shares outstanding. The number of Common Shares issuable pursuant to the Incentive Plan automatically increases as the number of issued and outstanding Common Shares increases. As of April 28, 2016, there were 41,110,339 Common Shares outstanding and 299,601 Common Shares (less than 1.0% of the outstanding Common Shares) underlying restricted stock units awarded pursuant to the Incentive Plan. As of April 28, 2016, there were 3,811,432 Common Shares remaining available for future issuances under the Incentive Plan.

Performance Graph

The following graph compares the cumulative total shareholder return on TransAtlantic Petroleum Ltd. common shares with the Russell 2000 Index and the S&P/TSX Capped Energy Sector Index. The graph assumes an investment of $100 on December 31, 2010 in our common shares, the Russell 2000 Index and the S&P/TSX Capped Energy Sector Index, and assumes the reinvestment of dividends where applicable. The share price performance shown on the graph below is not intended and does not necessarily indicate future price performance.

Company/Index

	2010	2011	2012	2013	2014	2015
TransAtlantic Petroleum Ltd.	$100	$39	$25	$26	$16	$4
Russell 2000 Index	$100	$95	$108	$148	$154	$145
S&P/TSX Capped Energy Sector Index	$100	$83	$77	$84	$68	$50

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During 2015, the Company had various related-party transactions with its chairman and chief executive officer, Mr. Mitchell, and various companies formed and owned or controlled by Mr. Mitchell that are primarily focused on investing in energy opportunities. The various companies that Mr. Mitchell owns or controls and his relationship with the companies, as well as a description of the material terms of the transactions are included below.

•	Mr. Mitchell and his wife own 100% of Riata.

•	Riata owns 100% of MedOil Supply, LLC.

•	Mr. Mitchell and his wife indirectly own 100% of Dalea.

•	Dalea owns 85% of Viking Drilling LLC (“Viking Drilling”).

•	Mr. Mitchell and his children indirectly own 90.8% of Dalea Investment Group, LLC (“Dalea Investment”).

•	Dalea Investment owns 100% of Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”)

•	Mr. Mitchell, his wife and children indirectly own 100% of Longfellow.

•	Mr. Mitchell and his children own 97.5% of Gundem Turizm Yatirim ve Isletme A.S. (“Gundem”).

•	Mr. Mitchell and trusts established for the benefit of his children own 100% of MAANBE LLC.

•	Mr. Mitchell indirectly owns 50% of Maritas A.S. (“Maritas”).

•	Prior to March 3, 2016, Mr. Mitchell owned 50% of Viking Services Management, Ltd. (“Viking Management”).

•	Prior to March 3, 2016, Mr. Mitchell indirectly owned 50% of Viking Petrol Sahasi Hizmetleri A.S. (“VOS”).

•	Prior to March 3, 2016, Mr. Mitchell indirectly owned 50% of Viking International Limited (“Viking International”).

•	Prior to March 3, 2016, Mr. Mitchell indirectly owned 50% of Viking Geophysical Services, Ltd. (“Viking Geophysical”).

•	Mr. Mitchell and his wife manage ANBE, LLC, which is the general partner of ANBE.

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

Pursuant to the Service Agreement, a portion of the salary, cash bonus and benefits earned by each of the Company’s named executive officers is paid by Riata, and the Company reimburses Riata for the actual cost thereof. In 2015, the Company reimbursed Riata $121,240 for a portion of the salary, cash bonus and benefits provided to the named executive officers, and $44,421 for a portion of the salary, cash bonus and benefits provided to Mr. Mitchell’s son and nephew. In addition, in 2015, Riata reimbursed the Company $162,253 for a portion of the salary, cash bonus and benefits provided to the named executive officers.

For 2015, the Company recorded expenditures of $2.7 million for goods and Services provided by the Service Entities pursuant to the Service Agreement or other arrangements described below, including salary, bonus and benefits reimbursements identified in the prior paragraph, of which $0.4 million was payable at December 31, 2015. Payables in the amount of $0.4 million due under the Service Agreement at December 31, 2015 were settled in cash during the first quarter of 2016. Receivables in the amount of $0.2 million due to the Company from the Service Entities at December 31, 2015 were settled in cash during the first quarter of 2016.

The following table provides a breakdown of reimbursements of actual costs and expenses made by the Company during 2015 to the Service Entities under the Service Agreement:

Service Agreement Category	For the Year Ended December 31, 2015
(in thousands)
Salaries and benefits for named executive officers	$121
Salaries and benefits for employees, other than named executive officers	$680
Software development	$1,294
Office equipment and supplies	$83
Allocated overhead	$77
Travel and entertainment	$131
Rent	$174
Leasehold improvements	$23
Other	$71

Total	$2,654

Aircraft Reimbursements

In addition, the Company and Riata have an arrangement whereby the Company’s executive officers, employees, or consultants, or other persons providing Services to the Company under the Service Agreement, are permitted to use aircraft owned by Riata for Company-related business travel. For the use of this aircraft, the Company reimburses Riata an amount per passenger equal to the cost of a business class ticket on a commercial airline for comparable travel. Riata bears 100% of the cost of fuel, landing fees and all other expenses incurred in connection with such flights in excess of the amount reimbursed by the Company. In each case, the actual cost of the flight exceeded the amount of the reimbursement by the Company. For 2015, the Company reimbursed Riata $23,978 for the use of this aircraft. Because this reimbursement is only for Company-related business travel of persons providing Services to the Company and is integrally and directly related to the performance of such persons’ duties, the Company’s reimbursement is not compensation nor a perquisite to any of its directors or executive officers.

Other Transactions with Mr. Mitchell

Effective January 1, 2011, the Company’s wholly owned subsidiary, TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), entered into an accommodation agreement under which it leases six rooms at a resort hotel owned by Gundem. Under the accommodation agreement, TEMI pays the New Turkish Lira equivalent of $5,600 per month. In 2015, TEMI paid approximately $67,000 to Gundem pursuant to the accommodation agreement.

On August 23, 2011, the Company’s wholly owned subsidiary, TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”), entered into an office lease with Longfellow to lease approximately 5,300 square feet of corporate office space in Addison, Texas. The initial lease term under the lease commenced on July 1, 2013, the date that TransAtlantic USA subleased a portion of its previous office space in Dallas, Texas (the “Commencement Date”). The lease expires five years after the Commencement Date, unless earlier terminated in accordance with the lease. During the initial lease term, TransAtlantic USA will pay monthly rent of $6,625 to Longfellow plus, utilities, real property taxes and liability insurance premiums. Prior to the Commencement Date, no rent, utilities, real property taxes and/or liability insurance premiums were required to be paid to Longfellow under the lease. In 2015, TransAtlantic USA paid approximately $80,000 to Longfellow pursuant to the office lease.

On June 13, 2012, the Company closed the sale of its oilfield services business, which was substantially comprised of the Company’s wholly owned subsidiaries, Viking International and Viking Geophysical, to a joint venture owned by Dalea and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $168.5 million, consisting of approximately $157.0 million in cash and a $11.5 million promissory note from Dalea (the “Original Note”). The promissory note bore interest at a rate of 3.0% per annum and was guaranteed by Mr. Mitchell. The promissory note was payable five years from the date of issuance or earlier upon the occurrence of certain specified events. In 2015, Dalea paid the Company $349,792 in interest. At December 31, 2015, the promissory note had an outstanding principal balance of $11.5 million.

On June 13, 2012, the Company also entered into separate master services agreements with each of Viking International, VOS and Viking Geophysical in connection with the sale of its oilfield services business. Pursuant to the master services agreements with Viking International and VOS, the Company is entitled to receive certain oilfield services and materials, including, but not limited to, drilling rigs and fracture stimulation, that are needed for its operations in Bulgaria and Turkey. Pursuant to the master services agreement with Viking Geophysical, the Company is also entitled to receive geophysical services and materials that are needed for our operations in those countries. Each master services agreement is for a five-year term. Currently, the Company can contract for services and materials on a firm basis and, to the extent that it does not contract for all of their services or materials, Viking International, VOS and Viking Geophysical are allowed to contract with third parties for any remaining capacity. In 2015, the Company paid Viking International, VOS and Viking Geophysical approximately $20.0 million under the master service agreements.

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interest in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International, VOS and Viking Geophysical, to a third party. As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment will be owned and operated by a new entity, PSIL. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSIL MSA”) with PSIL on substantially similar terms to the Company’s current master services agreements with Viking International, VOS and VGS. Pursuant to the PSIL MSA, PSIL will perform the Services on behalf of TEMI and its affiliates. The master services agreements with each of Viking International, VOS and Viking Geophysical will remain in effect through the remainder of the five-year term of the agreements.

On April 19, 2016, the Company entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell and Dalea, pursuant to which Dalea agreed to deliver an Amended and Restated Promissory Note (the “Amended Note”) in favor of the Company, in the principal sum of $7,964,053.21, which Amended Note would amend and restate the Original Note. The Note Amendment Agreement reduced the principal amount of the Original Note to $7,964,053.21 in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed TransAtlantic Albania to Viking International. The Company had indemnified a third party for any liability relating to the payment of the Account Payable.

Pursuant to the Note Amendment Agreement, on April 19, 2016, the Company entered into the Amended Note, which amended and restated the Original Note that was issued in connection with the Company’s sale of its subsidiaries, Viking International and Viking Geophysical, to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012. In the Amended Note, the Company and Dalea acknowledged that (i) while the sale of Dalea’s interest in Viking enabled the Company to take the position that the Original Note was accelerated in accordance with its terms, the principal purpose of including the acceleration events in the Original Note was to ensure that certain oilfield services provided by Viking Services to the Company would continue to be available to the Company, and (ii) such services will now be provided pursuant to the PSIL MSA. As a result, the Amended Note revised the events triggering acceleration of the repayment of the Original Note to the following: (i) a reduction of ownership by Dalea (and other controlled affiliates of Mr. Mitchell) of equity interest in PSIL to less than 50%; (ii) the sale or transfer by Dalea or PSIL of all or substantially all of its assets to any person (a “Transferee”) that does not own a controlling interest in Dalea or PSIL and is not controlled by Mr. Mitchell (an “Unrelated Person”), or the subsequent transfer by any Transferee that is not an Unrelated Person of all or substantially all of its assets to an Unrelated Person; (iii) the acquisition by an Unrelated Person of more than 50% of the voting interests of Dalea or PSIL; (iv) termination of the PSIL MSA other than as a result of an uncured default thereunder by TEMI; (v) default by PSIL under the PSIL MSA, which default is not remedied within a period of 30 days after notice thereof to PSIL; and (vi) insolvency or bankruptcy of PSIL. The maturity date of the Amended Note was extended to June 13, 2019. The interest rate on the Amended Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell. The Amended Note contains customary events of default.

In addition, pursuant to the Note Amendment Agreement, on April 19, 2016, the Company entered into a Pledge Agreement (the “Pledge Agreement”) with Dalea, whereby Dalea pledged the $2,050,000 principal amount of those certain 13% Convertible Notes Due 2017 issued by the Company owned by Dalea (the “Dalea Convertible Notes”), including any future securities for which the Dalea Convertible Notes are converted or exchanged, as security for the performance of Dalea’s obligations under the Amended Note. The Pledge Agreement provides that interest payable to Dalea under the Dalea Convertible Notes (or any future securities for which the Dalea Convertible Notes are converted or exchanged) will be credited first against the outstanding principal balance of the Amended Note and, upon full repayment of the outstanding principal balance of the Amended Note, any accrued and unpaid interest on the Amended Note. The Pledge Agreement contains customary events of default.

On April 5, 2013, TransAtlantic USA entered into an office lease with Longfellow to lease approximately 4,700 square feet of additional corporate office space in Addison, Texas. The initial lease term expires April 5, 2018, unless earlier terminated in accordance with the lease. In 2015, TransAtlantic USA paid monthly rent of $7,533 to Longfellow plus, utilities, real property taxes and liability insurance premiums. In 2015, TransAtlantic USA paid approximately $90,000 to Longfellow pursuant to the office lease.

On January 2, 2014, TransAtlantic Albania Ltd. – Albanian branch (formerly Stream Oil & Gas Ltd. – Albanian branch) (“TransAtlantic Albania”) entered into a drilling contract with Viking International for the drilling of the D34H1 well in Albania. In 2015, TransAtlantic Albania incurred costs of approximately $8.4 million under the drilling contract, of which $3.5 million was payable at December 31, 2015. In February 2016, TransAtlantic Albania was sold to GBC Oil Company Ltd. (“GBC Oil”). Prior to the sale, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and $12.9 million of associated liabilities, which include amounts outstanding under the drilling contact with Viking International. On April 19, 2016, the Company entered into an assignment agreement with Dalea whereby Dalea assigned the approximately $3,536,000 account payable owed by TransAtlantic Albania to the Company. Such account payable was used to offset the amounts due under the Dalea promissory note.

On March 26, 2014, TEMI and Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) entered into an equipment yard services agreement with Viking International whereby Viking International provides them with the services related to the use of Viking International’s equipment yards in the Thrace Basin and in southwestern Turkey. The equipment yard services agreement was effective April 1, 2014 and had a one-year term. Under the agreement, TEMI and TBNG will each paid Viking International $17,250 per month. In 2015, TEMI and TBNG each paid approximately $414,000 to Viking International pursuant to the equipment yard services agreement.

On September 16, 2014, Stream issued to Viking International a note in the principal amount of $6.8 million. In March 2015, we repaid this note.

Convertible Notes Offering

Between December 2014 and February 2015, we sold $55.0 million of convertible notes in a non-brokered private placement, which were exchanged for Convertible Notes on February 20, 2015. Dalea purchased $2.0 million of the Convertible Notes; trusts benefitting Mr. Mitchell’s four children each purchased $2.0 million of the Convertible Notes; Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse, purchased $10.0 million of the Convertible Notes; the three children of Brian Bailey, a director of the Company, each purchased $100,000 of the Convertible Notes; Wil Saqueton, the Company’s vice president and chief financial officer, purchased $100,000 of the Convertible Notes; Matthew McCann, the Company’s former general counsel and corporate secretary, purchased $200,000 of the Convertible Notes; and a trust benefitting Barbara and Terry Pope, Mr. Mitchell’s sister-in-law and brother-in-law, purchased $200,000 of the Convertible Notes. As of December 31, 2015, the Company had paid $2.7 million in interest to these related parties.

ANBE Promissory Note

On December 30, 2015, TransAtlantic USA entered into a $5.0 million note with ANBE, an entity owned by the children of Mr. Mitchell, and controlled by an entity managed by Mr. Mitchell and his wife. The ANBE Note bears interest at a rate of 13.0% per annum and matures on June 30, 2016. On December 30, 2015, the Company borrowed an initial advance of $3.6 million under the ANBE Note. The initial advance was used for general corporate purposes. The Company can request subsequent advances under the ANBE Note prior to June 15, 2016. Each subsequent advance must be in a multiple of $500,000, or if the amount remaining for advance under the ANBE Note is less than $500,000, such lesser amount.

Advances under the ANBE Note may be converted, at the election of ANBE, any time after the NYSE MKT approves the Company’s application to list the additional common shares issuable pursuant to the conversion feature of the ANBE Note and prior to the maturity of the ANBE Note. The conversion price per common share for each advance is equal to 105% of the closing price of the Company’s Common Shares on the NYSE MKT on the trading date immediately prior to such advance. The conversion price of the initial advance is $1.3755 per share.

At December 31, 2015, the ANBE Note had an outstanding principal balance of $3.6 million.

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

The board of directors, in applying the above-referenced standards, has affirmatively determined that at least 50% of its members are “independent” within the meaning of the NYSE MKT rules and NI 52-110. Specifically, the board of directors has determined that each of Messrs. Alexander, Bayley, Campise, Downey, Renwick and Riggs are “independent” under these rules. In addition, the board has affirmatively determined that each of Messrs. Bayley, Campise and Riggs, who comprise the Company’s audit committee, meet the additional independence requirements applicable to audit committee members under the NYSE MKT rules and Rule 10A-3 under the Exchange Act. As part of the board’s process in making these determinations, each of these directors provided written assurances that (i) all of the above-cited objective criteria for independence were satisfied and (ii) he had no other “material relationship” with the Company that could interfere with his ability to exercise independent judgment.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees for professional services provided to the Company by KPMG LLP for 2015 and 2014:

	2015	2014
Audit Fees	$1,815,000	$1,375,000
Audit-Related Fees	20,000	144,331
Tax Fees	0	0
All Other Fees	36,346	65,338

Total	$1,871,014	$1,584,669

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

Audit-Related Fees. This category consists of assurance and related services by its independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include audit-related work regarding acquisitions, divestitures, the incurrence of additional indebtedness and debt covenant compliance.

Tax Fees. This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. This category consists of fees for other miscellaneous items.

The Company’s board of directors has adopted a procedure for pre-approval of all fees charged by its independent registered public accounting firm. Under the procedure, the audit committee of the Company’s board of directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the audit committee. The audit, audit-related fees, tax fees and other fees paid to KPMG LLP with respect to 2015 and 2014 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Name of Exhibit

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016

TRANSATLANTIC PETROLEUM LTD.

/s/ Wil F. Saqueton
Wil F. Saqueton Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.