Form 10-Q
period 2016-03-31
TRANSATLANTIC PETROLEUM LTD.
filed 2016-05-10
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 9, 2016, the registrant had 41,336,966 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,339	$7,480
Restricted cash	10,742	3,758
Accounts receivable, net
Oil and natural gas sales	15,508	14,169
Joint interest and other	6,047	5,885
Related party	485	414
Prepaid and other current assets	2,624	2,807
Derivative asset	2,644	3,235
Assets held for sale	1,578	51,511
Total current assets	41,967	89,259
Property and equipment:
Oil and natural gas properties (successful efforts methods)
Proved	279,287	271,080
Unproved	31,894	31,135
Equipment and other property	36,930	36,708
	348,111	338,923
Less accumulated depreciation, depletion and amortization	(160,294)	(148,218)
Property and equipment, net	187,817	190,705
Other long-term assets:
Other assets	3,231	3,025
Note receivable - related party	7,964	11,500
Derivative asset	3,504	3,370
Total other assets	14,699	17,895
Total assets	$244,483	$297,859

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,723	$12,675
Accounts payable - related party	2,072	2,684
Accrued liabilities	13,999	10,583
Loans payable	34,341	36,676
Loans payable - related party	3,593	3,593
Liabilities held for sale - related party	–	3,540
Liabilities held for sale	16,004	65,649
Total current liabilities	82,732	135,400
Long-term liabilities:
Asset retirement obligations	9,590	9,237
Accrued liabilities	12,740	11,940
Deferred income taxes	27,919	27,360
Loans payable	34,350	34,400
Loans payable - related party	20,650	20,600
Total long-term liabilities	105,249	103,537
Total liabilities	187,981	238,937
Commitments and contingencies
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 41,108,614 shares and 41,017,777 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	4,111	4,102
Treasury stock	(970)	(970)
Additional paid-in-capital	569,513	569,365
Accumulated other comprehensive loss	(118,616)	(121,590)
Accumulated deficit	(397,536)	(391,985)
Total shareholders' equity	56,502	58,922
Total liabilities and shareholders' equity	$244,483	$297,859

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues:
Oil and natural gas sales	$14,526	$25,408
Sales of purchased natural gas	1,026	298
Other	14	51
Total revenues	15,566	25,757
Costs and expenses:
Production	2,886	3,621
Exploration, abandonment and impairment	1,305	347
Cost of purchased natural gas	896	266
Seismic and other exploration	66	58
General and administrative	4,843	7,123
Depreciation, depletion and amortization	7,966	11,054
Accretion of asset retirement obligations	92	96
Total costs and expenses	18,054	22,565
Operating (loss) income	(2,488)	3,192
Other income (expense):
Interest and other expense	(2,656)	(3,108)
Interest and other income	212	163
Gain on commodity derivative contracts	771	3,812
Foreign exchange gain (loss)	342	(6,451)
Total other expense	(1,331)	(5,584)
Loss from continuing operations before income taxes	(3,819)	(2,392)
Income tax expense	(1,747)	(1,631)
Net loss from continuing operations	(5,566)	(4,023)
Loss from discontinued operations before income taxes	(938)	(1,580)
Gain on disposal of discontinued operations	749	-
Income tax benefit	204	109
Net gain (loss) from discontinued operations	15	(1,471)
Net loss	$(5,551)	$(5,494)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,974	(23,619)
Comprehensive loss	$(2,577)	$(29,113)

Net loss per common share
Basic net loss per common share
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	$0.00	$(0.04)
Weighted average common shares outstanding	40,738	40,767
Diluted net loss per common share
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	$0.00	$(0.04)
Weighted average common and common equivalent shares outstanding	40,738	40,767

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	41,018	333	699	$4,102	$(970)	$569,365	$(121,590)	$(391,985)	$58,922
Issuance of warrants	-	-	-	-	-	-	-	-	-
Contingent payment event	-	-	-	-	-	-	-	-	-
Issuance of restricted stock units	91	-	-	9	-	(9)	-	-	-
Tax withholding on restricted stock units	-	-	-	-	-	(21)	-	-	(21)
Repurchase of treasury stock	-	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	-	178	-	-	178
Foreign currency translation adjustment	-	-	-	-	-	-	2,974	-	2,974
Net loss	-	-	-	-	-	-	-	(5,551)	(5,551)
Balance at March 31, 2016	41,109	333	699	$4,111	$(970)	$569,513	$(118,616)	$(397,536)	$56,502

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net loss	$(5,551)	$(5,494)
Adjustment for net (gain) loss from discontinued operations	(15)	1,471
Net loss from continuing operations	(5,566)	(4,023)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	178	267
Foreign currency (gain) loss	(155)	4,599
Gain on commodity derivative contracts	(771)	(3,812)
Cash settlement on commodity derivative contracts	1,228	4,384
Amortization on loan financing costs	190	172
Deferred income tax expense	407	110
Exploration, abandonment and impairment	1,305	347
Depreciation, depletion and amortization	7,966	11,054
Accretion of asset retirement obligations	92	96
Changes in operating assets and liabilities:
Accounts receivable	(949)	12,691
Prepaid expenses and other assets	94	681
Accounts payable and accrued liabilities	2,490	(5,867)
Net cash provided by operating activities from continuing operations	6,509	20,699
Net cash used in operating activities from discontinued operations	(84)	(6,907)
Net cash provided by operating activities	6,425	13,792
Investing activities:
Additions to oil and natural gas properties	(2,205)	(6,329)
Restricted cash	(6,619)	–
Additions to equipment and other properties	(139)	(3,374)
Net cash used in investing activities from continuing operations	(8,963)	(9,703)
Net cash used in investing activities from discontinued operations	–	(527)
Net cash used in investing activities	(8,963)	(10,230)
Financing activities:
Tax withholding on restricted share units	(21)	(78)
Loan proceeds	–	7,600
Loan repayment	(2,588)	(4,450)
Net cash (used in) provided by financing activities from continuing operations	(2,609)	3,072
Net cash used in financing activities from discontinued operations	–	(12,277)
Net cash used in financing activities	(2,609)	(9,205)
Effect of exchange rate on cash flows and cash equivalents	6	(1,338)
Net decrease in cash and cash equivalents	(5,141)	(6,981)
Cash and cash equivalents, beginning of period	7,480	35,132
Cash and cash equivalents, end of period	$2,339	$28,151
Supplemental disclosures:
Cash paid for interest	$998	$1,823
Cash paid for taxes	$96	$738
Supplemental non-cash financing activities:
Repayment of the prepayment agreement	$–	$609

The accompanying notes are an integral part of these consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of May 9, 2016, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in the notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to fair value measurements associated with acquisitions and financial derivatives, the recoverability and impairment of long-lived assets and goodwill, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.

2. Going concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that we will be able to realize our assets and discharge our obligations in the normal course of operations for the foreseeable future.

We incurred a net loss of $5.6 million for the three months ended March 31, 2016, which included net gain from discontinued operations of $15,000. At March 31, 2016, the outstanding principal amount of our debt was $94.3 million (excluding unamortized deferred financing costs), and we had a working capital deficit (excluding assets and liabilities held for sale) of $26.3 million.

Due to the significant decline in Brent crude oil prices during 2015, the borrowing base under our senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”, and together with BNP Paribas, the “Lenders”) was decreased to $16.6 million effective December 30, 2015. The decline in the borrowing base resulted in a $15.5 million borrowing base deficiency under the Senior Credit Facility as of December 30, 2015.

As of March 31, 2016, we had $30.8 million outstanding under the Senior Credit Facility and no availability, and we were not in compliance with the current ratio financial covenant in the Senior Credit Facility.

On April 19, 2016, we entered into a second waiver and consent to credit agreement (the “Second Waiver and Consent”) with BNP Paribas and IFC, which granted us a conditional waiver of defaults under the Senior Credit Facility and the current ratio financial covenant non-compliance at December 31, 2015 and March 31, 2016.  The Second Waiver and Consent also permitted the borrowers to make certain limited transfers and withdrawals from the collection accounts pledged to the Lenders under the Senior Credit Facility.

The Second Waiver and Consent included certain conditions, including the following:

(i)

The borrowing base deficiency must be repaid by September 30, 2016 (provided that the Lenders may, in their sole and absolute discretion, agree in writing to extend such date to December 31, 2016) (the “Waiver Period”);

(ii)	All monthly hedge settlement proceeds shall be used to pay down debt outstanding under the Senior Credit Facility;
(iii)	Net proceeds from certain asset sales shall be used to prepay loans outstanding under the Senior Credit Facility;
(iv)	By June 30, 2016, the Lenders shall be granted a security interest over all of the equity interest in, and assets and property of, Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”); and
(v)

On or before September 30, 2016, all holders of our 13.0% convertible notes due 2017 (the “Convertible Notes”) shall either (a) convert their debt interest under the Convertible Notes into equity interest, or (b) agree to extend the maturity of the Convertible Notes to April 1, 2019 or later on substantially identical terms.

As of May 10, 2016, we had a borrowing base deficiency of $20.4 million and no availability.

Even if we obtain the funds to repay our borrowing base deficiency, we will need some form of debt restructuring, capital raising effort or asset sale in order to fund our operations and meet our substantial debt service obligations of approximately $39.3 million in 2016 and $55.0 million in 2017.  We have engaged Seaport Global Inc. as an independent advisor, and our management is actively pursuing improving our working capital position and/or restructuring our future debt service obligations in order to remain a going concern for the foreseeable future.

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

3. Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted.  As of March 31, 2016, we adopted ASU 2015-03 with no material impact on our consolidated financial statements and results of operations.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations.  ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017.  We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial statements and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.  We are currently assessing the potential impact of ASU 2016-09 on our consolidated financial statements and results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).  ASU 2016-10 does not change the core principle of Topic 606 but clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  ASU 2016-10 is effective for annual and interim periods beginning December 15, 2017.  We are currently assessing the potential impact of ASU 2016-10 on our consolidated financial statements and results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	March 31, 2016	December 31, 2015
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$278,778	$270,591
Bulgaria	509	489
Total oil and natural gas properties, proved	279,287	271,080
Oil and natural gas properties, unproved:
Turkey	31,894	31,135
Total oil and natural gas properties, unproved	31,894	31,135
Gross oil and natural gas properties	311,181	302,215
Accumulated depletion	(150,535)	(139,002)
Net oil and natural gas properties	$160,646	$163,213

For the three months ended March 31, 2016, we recorded foreign currency translation adjustments, which increased proved properties and reduced accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At March 31, 2016 and December 31, 2015, we excluded $0.4 million and $0.7 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At March 31, 2016, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $19.9 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $108.5 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

At December 31, 2015, the capitalized costs of our oil and natural gas properties included $20.0 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $111.4 million relating to well costs and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves

Impairments of proved properties and impairment of exploratory well costs

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. We primarily use Level 3 inputs to determine fair value, including but are not limited to, estimates of proved reserves, future commodity prices, the timing and amount of future production and capital expenditures and discount rates commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties.

During the three months ended March 31, 2016 and 2015, we recorded $1.3 million and $0.3 million, respectively, of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs.  Of the $1.3 million of impairment recorded during the three months ended March 31, 2016, $0.2 million was related to cash spent during the three months ended March 31, 2016.

Capitalized cost greater than one year

As of March 31, 2016, we had $1.3 million and $2.2 million of exploratory well costs capitalized for the Hayrabolu-10 and Pinar-1 wells, respectively, in Turkey, which we spud in February 2013 and March 2014, respectively. The Hayrabolu-10 and Pinar-1 wells continue to be held for completion.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Inventory	$21,192	$21,338
Leasehold improvements, office equipment and software	7,965	7,794
Gas gathering system and facilities	4,923	4,798
Other equipment	2,441	2,378
Vehicles	409	400
Gross equipment and other property	36,930	36,708
Accumulated depreciation	(9,759)	(9,216)
Net equipment and other property	$27,171	$27,492

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At March 31, 2016 and December 31, 2015, we excluded $21.2 million and $21.3 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Asset retirement obligations at beginning of period	$9,237	$10,543
Change in estimates	–	385
Foreign exchange change effect	261	(2,137)
Additions	–	78
Accretion expense	92	368
Asset retirement obligations at end of period	9,590	9,237
Less: current portion	–	–
Long-term portion	$9,590	$9,237

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

During the three months ended March 31, 2016 and 2015, we recorded a net gain on commodity derivative contracts of $0.8 million and $3.8 million, respectively.

At March 31, 2016 and December 31, 2015, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of March 31, 2016

		Puts

			Weighted
			Average
			Minimum	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	April 1, 2016— December 31, 2016	771	$50.00	2,057
Put	January 1, 2017— December 31, 2017	610	$50.00	2,109
Put	January 1, 2018— December 31, 2018	494	$50.00	1,630
Put	January 1, 2019— March 31, 2019	443	$50.00	352
Total estimated fair value of asset				$6,148

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

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at March 31, 2016 and December 31, 2015, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at March 31, 2016 and December 31, 2015.

As of March 31, 2016
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$2,644	$-	$2,644
Crude oil	Long-term assets	$3,504	$-	$3,504

As of December 31, 2015
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$3,235	$-	$3,235
Crude oil	Long-term assets	$3,370	$-	$3,370

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	March 31,	December 31,
	2016	2015
Fixed and floating rate loans	(in thousands)
Convertible Notes	$34,350	$34,400
Convertible Notes - Related Party	20,650	20,600
Senior Credit Facility	30,774	32,075
Unamortized deferred financing cost - Senior Credit Facility and Convertible Notes	(1,337)	(1,590)
TBNG credit facility	3,905	5,192
ANBE Note	3,592	3,592
West Promissory Notes	1,000	1,000
Loans payable	92,934	95,269
Less: current portion	37,934	40,269
Long-term portion	$55,000	$55,000

Senior Credit Facility

On May 6, 2014, certain of our wholly owned subsidiaries entered into the Senior Credit Facility with BNP Paribas and IFC. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”) and TransAtlantic Worldwide (each, a “Guarantor”).

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year.  The October 2015 redetermination resulted in a $15.5 million borrowing base deficiency under the Senior Credit Facility as of December 30, 2015.  The

borrowing base was $5.4 million as of April 1, 2016.  Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.63% at March 31, 2016).  The borrowing base amount equals, for any calculation date, the lowest of:

•	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00; and
•	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00.

On April 19, 2016, we entered into the Second Waiver and Consent with BNP Paribas and IFC, which granted us a conditional waiver of defaults under the Senior Credit Facility and permitted the borrowers to make certain limited transfers and withdrawals from the collection accounts pledged to the Lenders under the Senior Credit Facility.  The Second Waiver and Consent also waived non-compliance with the current ratio financial covenant in the Senior Credit Facility on each of December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016.

The Second Waiver and Consent included certain conditions, including the following:

(i)	The borrowing base deficiency must be repaid by September 30, 2016 (provided that the Lenders may, in their sole and absolute discretion, agree in writing to extend such date to December 31, 2016);
(ii)	All monthly hedge settlement proceeds shall be used to pay down debt outstanding under the Senior Credit Facility;
(iii)	Net proceeds from certain asset sales shall be used to prepay loans outstanding under the Senior Credit Facility;
(iv)	By June 30, 2016, the Lenders shall be granted a security interest over all of the equity interest in, and assets and property of, TBNG; and
(v)

On or before September 30, 2016, all holders of the Convertible Notes shall either (a) convert their debt interest under the Convertible Notes into equity interest, or (b) agree to extend the maturity of the Convertible Notes to April 1, 2019 or later on substantially identical terms.

Pursuant to the Second Waiver and Consent, as of April 19, 2016, the Lenders’ aggregate commitments were reduced to $30.5 million, with individual commitments of $15.2 million each, and shall be further reduced by the amount of any payments under the Senior Credit Facility.  During the Waiver Period, interest on the borrowing base deficiency will accrue at a rate of three-month LIBOR plus 7.00% per annum (7.63 % at May 6, 2016).

As of March 31, 2016, we had $30.8 million of outstanding borrowings under the Senior Credit Facility, and a borrowing base deficiency of $25.4 million. In April 2016, we repaid $4.9 million of principal under the Senior Credit Facility, reducing the outstanding balance to $25.9 million and the borrowing base deficiency to $20.6 million.

We have classified all borrowings under the Senior Credit Facility as short-term debt as of March 31, 2016 due to the uncertainty regarding our ability to comply with the covenants in the Senior Credit Facility for the next twelve months.

Convertible Notes

As of March 31, 2016, we had $55.0 million aggregate principal amount of outstanding Convertible Notes. The Convertible Notes bear interest at a rate of 13.0% per annum and mature on July 1, 2017. The Convertible Notes are convertible at any time, at the election of a holder, into our common shares at a conversion price of $6.80 per share.

TBNG credit facility

TBNG has a fully-drawn credit facility with a Turkish bank.  During the fourth quarter of 2015, the facility was amended and now bears interest at a rate of 7.0% per annum and the monthly principal installments were deferred until March 29, 2016.  The facility may be prepaid without penalty. The facility is secured by a lien on a Turkish real estate property owned by Gundem Turizm Yatirim ve Isletmeleri Anonim Sirketi (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At March 31, 2016, TBNG owed $3.9 million under the credit facility and had no availability.

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

On August 21, 2015, TransAtlantic USA borrowed $500,000 under each Promissory Note. Pursuant to the terms of the Promissory Notes, the Holders are granted a first priority lien and security interest in all of our common shares purchased under our share repurchase program. Loans under the Promissory Notes accrue interest at a rate of 9.00% per annum and mature on October 1, 2016. The Promissory Notes are guaranteed by us, and no advances can be made under the notes after December 31, 2015. As of March 31, 2016, we had borrowed $1.0 million under the Promissory Notes and had no availability. The funds were used to purchase our common shares pursuant to our share repurchase program.

ANBE Note

On December 30, 2015, TransAtlantic USA entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the children of the Company’s chairman and chief executive officer, N. Malone Mitchell 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum and matures on June 30, 2016.  On December 30, 2015, the Company borrowed $3.6 million under the Note (the “Initial Advance”). The Initial Advance was used for general corporate purposes. The Company can request subsequent advances (each, a “Subsequent Advance”) under the Note prior to June 15, 2016. Each Subsequent Advance must be in a multiple of $500,000, or if the amount remaining for advance under the Note is less than $500,000, such lesser amount.

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

Bulgaria

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

In October 2015, the Bulgarian Ministry of Energy and Economy filed a suit against our subsidiary, Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming a $200,000 penalty for Direct Bulgaria’s alleged failure to fulfill the Aglen work program.  We believe that Direct Bulgaria is not under any obligation to fulfill the work program until the 2012 force majeure event is rectified, and continue to vigorously defend this claim.

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

In December 2014, Direct filed suit against the Company alleging that it was due liquidated damages of $5.0 million worth of common shares of the Company pursuant to the Amendment. On March 15, 2016, the Company entered into a settlement agreement pursuant to which we agreed to issue 225,000 common shares of the Company to Direct in exchange for a mutual release of all current and future claims against the other party in connection with the Purchase Agreement. On April 17, 2016, the Company issued 225,000 common shares of the Company to Direct, and the court dismissed the lawsuit on April 28, 2016.

9. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.2 million and $0.3 million for awards of restricted stock units (“RSUs”) for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, we had approximately $0.9 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.5 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three months ended March 31, 2016 and 2015 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three months ended March 31, 2016 and 2015 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs.  For the three months ended March 31, 2016, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2016	2015
Net loss from continuing operations	$(5,566)	$(4,023)
Net gain (loss) from discontinued operations	$15	$(1,471)
Basic net loss per common share:
Shares:
Weighted average common shares outstanding	40,738	40,767
Basic net loss per common share:
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	$0.00	$(0.04)
Diluted net loss per common share:
Shares:
Weighted average common shares outstanding	40,738	40,767
Diluted net loss per common share:
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	$0.00	$(0.04)

10. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended March 31, 2016
Total revenues	$-	$15,566	$-	$15,566
(Loss) income from continuing operations before income taxes	(5,000)	1,246	(65)	(3,819)
Capital expenditures	$-	$2,279	$-	$2,279
For the three months ended March 31, 2015
Total revenues	$-	$25,757	$-	$25,757
(Loss) income from continuing operations before income taxes	(6,498)	4,207	(101)	(2,392)
Capital expenditures	$55	$6,240	$41	$6,336
Segment assets(1)
March 31, 2016	$9,183	$233,100	$622	$242,905
December 31, 2015	$14,689	$231,058	$601	$246,348

(1)	Excludes assets from our discontinued Albanian and Moroccan operations of $1.6 million and $51.5 million at March 31, 2016 and December 31, 2015, respectively.

11. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at March 31, 2016 and December 31, 2015, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility and Term Loan Facility.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Canadian Dollar, Bulgarian Lev, European Union Euro, Romanian New Leu, Albanian Lek, and Turkish Lira (“TRY”). We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At March 31, 2016, we had 39.3 million TRY (approximately $13.9 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At March 31, 2016 and December 31, 2015, we were a party to commodity derivative contracts (see Note 6, “Commodity derivative instruments”).

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

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of March 31, 2016:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$–	$6,148	$–	$6,148
Disclosed but not carried at fair value
Liabilities:
Senior Credit Facility	-	-	(28,321)	(28,321)
Convertible notes	-	-	(46,097)	(46,097)
Total	$–	$6,148	$(74,418)	$(68,270)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2015:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$–	$6,605	$–	$6,605
Disclosed but not carried at fair value
Liabilities:
Senior Credit Facility	-	-	(30,050)	(30,050)
Convertible notes	-	-	(44,489)	(44,489)
Total	$–	$6,605	$(74,539)	$(67,934)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings.  At March 31, 2016 and December 31, 2015, the fair values of the our Convertible Notes and our Senior Credit Facility were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

12. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	March 31,	December 31,
	2016	2015
	(in thousands)
Related party accounts receivable:
Riata Management service agreement	$398	$194
Dalea promissory note	87	-
Viking International master services agreement	-	220
Total related party accounts receivable	$485	$414
Related party accounts payable:
PSIL master services agreement	$1,049	$-
Interest payable on Convertible Notes	710	-
Riata Management service agreement	313	384
Viking International master services agreement	-	2,300
Total related party accounts payable	$2,072	$2,684

Services transactions

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interests in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services Ltd. (“Viking Geophysical”), to a third party.  As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment will be owned and operated by a new entity, Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”).  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a masters services agreement (the “PSIL MSA”) with PSIL on substantially similar terms to our current master services agreements with Viking International, VOS and Viking Geophysical.  Pursuant to the PSIL MSA, PSIL will perform the Services on behalf of TEMI and its affiliates.  The masters service agreement with each of Viking International, VOS and Viking Geophysical will remain in effect through the remainder of the five-year term of the agreement.

Dalea Amended Note and Pledge Agreement

On April 19, 2016, we entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell, and Dalea Partners, LP (“Dalea”), pursuant to which Dalea agreed to deliver an amended and restated promissory note (the “Amended Note”) in favor of us, in the principal sum of $7,964,053, which Amended Note would amend and restate that certain Promissory Note, dated June 13, 2012, made by Dalea in favor of us in the principal amount of $11,500,000 (the “Original Note”). The Note Amendment Agreement reduced the principal amount of the Original Note to $7,964,053 in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania Ltd. (“TransAtlantic Albania”), a former subsidiary of the Company, to Viking International Limited.  We have indemnified a third party for any liability relating to the payment of the Account Payable.

Pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into the Amended Note, which amended and restated the Original Note that was issued in connection with our sale of its subsidiaries, Viking International and Viking Geophysical Services, to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012. In the Amended Note, we and Dalea acknowledged that (i) while the sale of Dalea’s interest in Viking Services enabled us to take the position that the Original Note was accelerated in accordance with its terms, the principal purpose of including the acceleration events in the Original Note was to ensure that certain oilfield services provided by Viking Services to us would continue to be available to us, and (ii) such services will now be provided pursuant to the PSIL MSA.  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. As a result, the Amended Note revised the events triggering acceleration of the repayment of the Original Note to the following: (i) a reduction of ownership by Dalea (and other controlled affiliates of Mr. Mitchell) of equity interest in PSIL to less than 50%; (ii) the sale or transfer by Dalea or PSIL of all or substantially all of its assets to any person (a “Transferee”) that does not own a controlling interest in Dalea or PSIL and is not controlled by Mr. Mitchell (an “Unrelated Person”), or the subsequent transfer by any Transferee that is not an Unrelated Person of all or substantially all of its assets to an Unrelated Person; (iii) the acquisition by an Unrelated Person of more than 50% of the voting interests of Dalea or PSIL; (iv) termination of the PSIL MSA other than as a result of an uncured default thereunder by TEMI; (v) default by PSIL under the PSIL MSA, which default is not remedied within a period of 30 days after notice thereof to PSIL; and (vi) insolvency or bankruptcy of PSIL. The maturity date of the Amended Note was extended to June 13, 2019. The interest rate on the Amended Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell.  The Amended Note contains customary events of default.

In addition, pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into a pledge agreement (the “Pledge Agreement”) with Dalea, whereby Dalea pledged the $2,050,000 principal amount of the Convertible Notes issued by us owned by Dalea (the “Dalea Convertible Notes”), including any future securities for which the Dalea Convertible Notes are converted or exchanged, as security for the performance of Dalea’s obligations under the Amended Note. The Pledge Agreement provides that interest payable to Dalea under the Dalea Convertible Notes (or any future securities for which the Dalea Convertible Notes are converted or exchanged) will be credited first against the outstanding principal balance of the Amended Note and, upon full repayment of the outstanding principal balance of the Amended Note, any accrued and unpaid interest on the Amended Note. The Pledge Agreement contains customary events of default.

Indemnity agreement

On May 9, 2016, Mr. Mitchell guaranteed the payment of director and officer liability premiums in the amount of $0.4 million (the “Guaranteed Payments”) payable to US Premium Finance solely in the event of a change of control of the Company.  On May 9, 2016, we entered into an Indemnity Agreement with Mr. Mitchell pursuant to which we agreed to indemnify him for any damages he incurs related to the Guaranteed Payments.

13. Discontinued operations

Discontinued operations in Albania

On November 16, 2015, we decided to launch a marketing process for our Albanian assets and operations.  As of December 31, 2015, we classified our Albania segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

In February 2016, we sold all of the outstanding equity in Stream Oil & Gas Ltd. (“Stream”) to GBC Oil Company Ltd. (“GBC Oil”) in exchange for (i) the future payment of $2.3 million to Raiffeisen to pay down the Term Loan Facility dated as of September 17, 2014 between Stream’s wholly-owned subsidiary, TransAtlantic Albania, and Raiffeisen, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  TransAtlantic Albania owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and $12.9 million of associated liabilities to Delvina Gas Company Ltd. (“Delvina Gas”), our newly formed, wholly-owned subsidiary, to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  In addition, we agreed to indemnify GBC Oil and Stream for the $12.9 million of liabilities related to the Delvina gas operations.  If the Delvina natural gas assets are not transferred to Delvina Gas due to a breach of the purchase agreement by GBC Oil or its affiliates, we believe we have contractual damages claims that would offset any such indemnification obligations, including the Account Payable.  Subsequent to the divestiture, we reduced the $12.9 million of indemnification liabilities to $9.5 million due to the cancellation of the Account Payable discussed in Note 12, “Related party transactions”.

Discontinued operations in Morocco

On June 27, 2011, we decided to discontinue our operations in Morocco. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented.

The assets and liabilities held for sale at March 31, 2016 and December 31, 2015 were as follows:

	Albania	Morocco	Total Held for Sale
	(in thousands)
As of March 31, 2016
Assets
Cash	$–	$16	$16
Other current assets	1,551	11	1,562
Total current assets held for sale	$1,551	$27	$1,578

Liabilities
Accounts payable and other accrued liabilities	$9,470	$6,534	$16,004
Total current liabilities held for sale	$9,470	$6,534	$16,004

As of December 31, 2015
Assets
Cash	$1,201	$16	$1,217
Other current assets	1,853	11	1,864
Property and equipment, net	48,430	-	48,430
Total current assets held for sale	$51,484	$27	$51,511

Liabilities
Accounts payable and other accrued liabilities	$37,888	$6,352	$44,240
Accounts payable - related party	3,540	-	3,540
Loans payable	6,123	-	6,123
Deferred tax liability	15,286	-	15,286
Total current liabilities held for sale	$62,837	$6,352	$69,189

Loans Payable

As of the dates indicated, TransAlantic Albania’s third-party debt consisted of the following:

	March 31,	December 31,
	2016	2015
Fixed and floating rate loans	(in thousands)
Term Loan Facility	$-	$6,123
Loans payable	$-	$6,123

Term Loan Facility

TransAtlantic Albania was a party to a Term Loan Facility (the “Term Loan Facility”) with Raiffeisen Bank Sh.A. (“Raiffeisen”).  The loan matured on December 31, 2016 and bore interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. TransAtlantic Albania was required to pay 1/16th of the total commitment each quarter on the last business day of each of March, June, September and December each year. The loan was guaranteed by TransAtlantic Albania’s parent company, Stream. TransAtlantic Albania could prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility was secured by substantially all of the assets of TransAtlantic Albania.

As of December 31, 2015, TransAtlantic Albania had $6.1 million outstanding under the Term Loan Facility and no availability.  As of December 31, 2015, TransAtlantic Albania was in default under the Term Loan Facility for failure to repay $1.1 million due on December 31, 2015.  On February 29, 2016, we sold all the equity interest in Stream, the parent company of TransAtlantic Albania, to GBC Oil, who assumed the Term Loan Facility.

Our operating results from discontinued operations for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the three months ended March 31, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,159	-	1,159
Total other costs and expenses	405	-	405
Loss before income taxes	$(938)	$-	$(938)
Gain on disposal of discontinued operations	749	-	749
Income tax benefit	204		204
Gain from discontinued operations	$15	$-	$15

For the three months ended March 31, 2015
Total revenues	$1,239	$-	$1,239
Production and transportation expense	2,375	-	2,375
Total other costs and expenses	929	5	934
Total other income	490	-	490
Loss before income taxes	$(1,575)	$(5)	$(1,580)
Income tax benefit	109	-	109
Loss from discontinued operations	$(1,466)	$(5)	$(1,471)

14. Subsequent Events

Subsequent to March 31, 2016, certain events have occurred that are disclosed within Note 7, “Loans payable,” Note 8, “Contingencies relating to production leases and exploration permits,” and Note 12, “Related party transactions.”

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of March 31, 2016, we held interests in approximately 1.4 million net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of May 9, 2016, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interest in subsidiaries that primarily own (i) assets in Turkey and (ii) assets in Bulgaria.

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

As of March 31, 2016, we had $30.8 million outstanding under the Senior Credit Facility and no availability, and we were not in compliance with the current ratio financial covenant in the Senior Credit Facility.

On April 19, 2016, we entered into a second waiver and consent to credit agreement (the “Second Waiver and Consent”) with BNP Paribas and IFC, which granted us a conditional waiver of defaults under the Senior Credit Facility and the current ratio financial covenant non-compliance at December 31, 2015 and March 31, 2016.  The Second Waiver and Consent also permitted the borrowers to make certain limited transfers and withdrawals from the collection accounts pledged to the Lenders under the Senior Credit Facility.  The Second Waiver and Consent includes certain conditions, including that no borrowing base deficiency exist as of September 30, 2016.

As of May 10, 2016, we had a borrowing base deficiency of $20.4 million and no availability.

Given the unfavorable market conditions and our limited access to capital, we are focused on the following near-term business strategies: (i) the sale of assets to raise cash, (ii) a significantly reduced development plan focused on maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations, (iii) continued cost reduction measures to reduce our operating costs and general and administrative expenses, and (iv) restructuring, repaying or refinancing our debt obligations, including the Senior Credit Facility and our Convertible Notes. During the first quarter of 2016, we engaged Seaport Global Inc. as an independent advisor, and our management is actively pursuing improving our working capital position and/or restructuring our future debt service. Notwithstanding these measures, there can be no assurance that we will be able to successfully sell assets or cure, waive or extend the deadline to repay the borrowing base deficiency repayment obligation.

These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

Financial and Operational Performance Summary

A summary of our financial and operational performance for the first quarter of 2016 include:

•	We reported a $5.6 million net loss from continuing operations for the three months ended March 31, 2016.
•	We derived 76.6% of our oil and natural gas revenues from the production of oil and 23.4% from the production of natural gas during the three months ended March 31, 2016.

•

Total oil and natural gas sales revenues decreased 42.8% to $14.5 million for the quarter ended March 31, 2016 from $25.4 million in the same period in 2015. The decrease was primarily the result of a $17.24 decrease in the average price received per barrel of oil equivalent (“Boe”) and a decrease in the sales volumes of 67 Mboe.

•	For the quarter ended March 31, 2016, we incurred $2.3 million in capital expenditures, including seismic and corporate expenditures, as compared to $6.3 million for the quarter ended March 31, 2015.
•

As of March 31, 2016, not including unamortized deferred financing costs, we had $55.0 million in long-term debt and $39.3 million in short-term debt, as compared to $55.0 million in long-term debt and $41.9 million in short-term debt as of December 31, 2015.  During the quarter ended March 31, 2016, we repaid $2.6 million in debt as we continue to focus on deleveraging our balance sheet.

First Quarter 2016 Operational Update

During the first quarter of 2016, we completed two wells and began workover optimizations in Southeastern Turkey.  The following summarizes our operations by location during the first quarter of 2016:

Turkey-Southeast

In the first quarter of 2016, we completed the Bahar-7 and Bahar- 9 wells in the Bedinan formation. The initial production rate on the Bahar-7 well was approximately 570 Bbl/d of oil and 300 Mmcf/d of natural gas.  The Bahar-9 well tested both oil and water and was temporarily plugged back. In February 2016, we completed the Hazro formation in the Bahar-9 well, which had an initial production rate of approximately 100 Bbl/d of oil. We also installed an electric submersible pump in the Bahar-3 well, which successfully increased production by 110%, with an initial production rate of 740 Bbl/d of oil.  We are in the process of installing a flare gas fueled electrification of the Bahar field, as well as a submersible pump installation and production facility expansion of all wells in the field, with completion estimated this summer.

During the first quarter of 2016, we tested the Hazro formation in the Pinar-1 well. We encountered water and are currently waiting to sidetrack the Pinar-1 well back down to the Bedinan, where mud log shows and electric log analysis indicates productive zones. In April 2016, we completed the Catak-1 well as a small producer from unfracced perforations in the Bedinan formation.

We began workover and facility optimizations in the Selmo field, and once the optimizations are complete, we plan to workover additional wells in the field.  We also began upgrading the pipelines on the western side of the Selmo field.

Turkey-Northwest

Thrace Basin. We did not engage in any new drilling activities during the first quarter of 2016, but plan to resume drilling and workover activity in the second quarter of 2016, including spudding the Guney Reisdere-1 obligation well (50% working interest).

Albania

In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd. (“Stream”), to GBC Oil Company Ltd. (“GBC Oil”) in exchange for (i) the future payment of $2.3 million to Raiffeisen to pay down the Term Loan Facility, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  TransAtlantic Albania Ltd. (“TransAtlantic Albania”), Stream’s wholly-owned subsidiary, owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and $12.9 million of associated liabilities (the “Delvina Gas Liabilities”) to Delvina Gas Company, Ltd. (“Delvina Gas”), our newly formed, wholly-owned subsidiary, to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  In addition, we agreed to indemnify GBC Oil and Stream for the Delvina Gas Liabilities.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.  If the Delvina natural gas assets are not transferred to Delvina Gas due to a breach of the purchase agreement by GBC Oil or its affiliates, we believe we have contractual damages claims that would offset any such indemnification obligations, including the account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania to Viking International Limited.  Subsequent to the divestiture, we reduced the $12.9 million of indemnification liabilities to $9.5 million due to the cancellation of the Account Payable.

Bulgaria

We continue to evaluate our position in Bulgaria with updated geologic models and continue to market a joint venture exploration program for our assets in Bulgaria.

Planned Operations

We currently plan to execute the following activities under our reduced development plan during the remainder of 2016:

Turkey. We will continue our well optimizations in the Selmo field.  Upon spudding the Guney Reisdere-1 obligation well in the Thrace Basin, we will have fulfilled all drilling obligations in Turkey to maintain our acreage through the end of 2016.  We also continue to evaluate and perform secondary recovery and workover operations that we expect to be cash flow positive at current oil prices.

Bulgaria.  We plan to continue working on our geologic model for additional prospects and continue to market a joint venture exploration program for our assets in Bulgaria.

Discontinued Operations in Albania

On November 16, 2015, we decided to launch a marketing process for our Albania assets and operations.  In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream, to GBC Oil.  We have presented the Albanian segment operating results as discontinued operations for the three months ended March 31, 2016 and March 31, 2015.

Discontinued Operations in Morocco

In June 2011, we decided to discontinue our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for the three months ended March 31, 2016 and March 31, 2015.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3. Significant accounting policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Continuing Operations—Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our results of continuing operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Change
	2016	2015	2016-2015
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	356	381	(25)
Natural gas (Mmcf)	478	733	(255)
Total production (Mboe)	436	503	(67)
Average daily sales volumes (Boepd)	4,787	5,589	(802)
Average prices:
Oil (per Bbl)	$31.33	$50.75	$(19.42)
Natural gas (per Mcf)	$7.05	$8.30	$(1.25)
Oil equivalent (per Boe)	$33.34	$50.58	$(17.24)
Revenues:
Oil and natural gas sales	$14,526	$25,408	$(10,882)
Sales of purchased natural gas	1,026	298	728
Other	14	51	(37)
Total revenues	15,566	25,757	(10,191)
Costs and expenses (income):
Production	2,886	3,621	(735)
Exploration, abandonment and impairment	1,305	347	958
Cost of purchased natural gas	896	266	630
General and administrative	4,843	7,123	(2,280)
Depletion	7,594	10,415	(2,821)
Depreciation and amortization	372	639	(267)
Interest and other expense	2,656	3,108	(452)
Interest and other income	(212)	(163)	(49)
Foreign exchange (gain) loss	(342)	6,451	(6,793)
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	1,228	4,384	(3,156)
Change in fair value on commodity derivative contracts	(457)	(572)	115
Total gain on commodity derivative contracts	771	3,812	(3,041)
Oil and natural gas costs per Boe:
Production	$5.80	$6.30	$(0.50)
Depletion	$15.25	$18.12	$(2.87)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $10.9 million to $14.5 million for the three months ended March 31, 2016, from $25.4 million realized in the same period in 2015.  The decrease was primarily due to a decrease in the average realized price per Boe.  Our average price received decreased $17.24 per Boe to $33.34 per Boe for the three months ended March 31, 2016, from $50.58 per Boe for the same period in 2015.  Additionally, our average daily sales volumes decreased 802 Boepd for the three months ended March 31, 2016 compared to the same period in 2015.

 Production. Production expenses for the three months ended March 31, 2016 decreased to $2.9 million, or $5.80 per Boe, from $3.6 million, or $6.30 per Boe, for the same period in 2015.  The decrease in Turkey was primarily due to fewer workovers, reduced headcount and successful cost-cutting measures in our field operations during the three months ended March 31, 2016, as compared to the same period in 2015.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended March 31, 2016 increased $1.0 million to $1.3 million, from $0.3 million for the same period in 2015. During the three months ended March 31, 2016, we incurred proved property impairment of $0.9 million and unproved well impairment of $0.4 million.

General and Administrative. General and administrative expense was $4.8 million for the three months ended March 31, 2016, compared to $7.1 million for the same period in 2015.  Our general and administrative expenses decreased $2.3 million due to a $2.3 million decrease in personnel expenses, a $0.3 million decrease in office expenses and a $0.1 million decrease in travel expenses partially offset by an increase in legal, accounting and other services of $0.5 million.

Depletion. Depletion decreased to $7.6 million, or $15.25 per Boe, for the three months ended March 31, 2016, compared to $10.4 million, or $18.12 per Boe, for the same period of 2015. The decrease was primarily due to a reduction in the net book value of our Goksu field during 2015 to zero, which resulted in lower depletion expense during the three months ended March 31, 2016.

Interest and Other Expense. Interest and other expense decreased to $2.7 million for the three months ended March 31, 2016, compared to $3.1 million for the same period in 2015. The decrease was primarily due to our lower average debt balances during the three months ended March 31, 2016 versus the same period in 2015.

Interest and Other Income. Interest and other income remained unchanged at $0.2 million for the three months ended March 31, 2016, as compared to $0.2 million for the same period in 2015.

Foreign Exchange Loss. We recorded a foreign exchange gain of $0.3 million during the three months ended March 31, 2016, as compared to a loss of $6.5 million in the same period in 2015. The foreign exchange gain is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The foreign exchange gain for the three months ended March 31, 2016 was due to a 2.6% increase in the value of the TRY compared to the U.S. Dollar, versus a 12.5% decrease in the value of the TRY for the three months ended March 31, 2015.

Gain on Commodity Derivative Contracts. During the three months ended March 31, 2016, we recorded a net gain on commodity derivative contracts of $0.8 million, as compared to a net gain of $3.8 million for the same period in 2015. During the three months ended March 31, 2016, we recorded a $0.5 million loss to mark our commodity derivative contracts to their fair value and a $1.2 million gain on settled contracts. During the same period in 2015, we recorded a $0.6 million loss to mark our derivative contracts to their fair value and a $4.4 million gain on settled contracts.

Other Comprehensive Income (Loss). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the three months ended March 31, 2016 increased to a gain of $3.0 million from a loss of $23.6 million for the same period in 2015.  The increase in foreign currency translation loss in the three months ended March 31, 2016 was due to a 2.6% increase in the value of the TRY as compared to the U.S. Dollar, versus a 12.5% decrease in the value of the TRY for the three months ended March 31, 2015.

Discontinued Operations. All revenues and expenses associated with our Albanian and Moroccan operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania and Morocco are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the three months ended March 31, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,159	-	1,159
Total other costs and expenses	405	-	405
Loss before income taxes	$(938)	$-	$(938)
Gain on disposal of discontinued operations	749	-	749
Income tax benefit	204		204
Gain from discontinued operations	$15	$-	$15

For the three months ended March 31, 2015
Total revenues	$1,239	$-	$1,239
Production and transportation expense	2,375	-	2,375
Total other costs and expenses	929	5	934
Total other income	490	-	490
Loss before income taxes	$(1,575)	$(5)	$(1,580)
Income tax benefit	109	-	109
Loss from discontinued operations	$(1,466)	$(5)	$(1,471)

Capital Expenditures

For the quarter ended March 31, 2016, we incurred $2.3 million in capital expenditures, including seismic and corporate expenditures, as compared to $6.4 million for the quarter ended March 31, 2015.  The decrease was due to our planned reduction in our capital expenditures during the quarter ended March 31, 2016.

We expect our net field capital expenditures for the remainder of 2016 to range between $5.0 million and $15.0 million in Turkey for obligation wells and low cost, high return well optimizations. We do not anticipate material capital expenditures in Bulgaria during the remainder of 2016. We expect cash on hand and cash flow from operations will be sufficient to fund our remaining 2016 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2016 capital expenditure budget is subject to change.

Liquidity and Capital Resources

On a consolidated basis, as of March 31, 2016, TransAtlantic had $94.3 million of indebtedness, not including $14.8 million of trade payables, as further described below.  TransAtlantic believes that its cash flow from operations will be sufficient to meet its normal operating requirements and to fund planned capital expenditures during the next 12 months.

Outstanding Debt

In addition to cash, cash equivalents and cash flow from operations, at March 31, 2016, we had a Senior Credit Facility, a credit facility with a Turkish bank, convertible notes, and promissory notes, all of which are discussed below.

Senior Credit Facility. On May 6, 2014, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd. (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Amity Oil International Pty. Ltd., (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”) (collectively the “Borrowers”) entered into the Senior Credit Facility with BNP Paribas and the IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”) and TransAtlantic Worldwide (each, a “Guarantor”).  As of March 31, 2016, we had borrowings of $30.8 million, bearing interest at a rate of three-month LIBOR plus 5.00% per annum (5.63% at March 31, 2016).  Pursuant to the terms of the Senior Credit Facility, the borrowing base resets on the first day of each fiscal quarter. The October 2015 redetermination resulted in a $15.5 million borrowing base deficiency under the Senior Credit Facility as of December 30, 2015.  The borrowing base was $5.4 million as of March 31, 2016.

On April 19, 2016, the Company entered into the Second Waiver and Consent with BNP Paribas and IFC. Pursuant to the Second Waiver and Consent, the Lenders provided a conditional waiver of the defaults under the Credit Agreement and permitted the Borrowers to make certain limited transfers and withdrawals from the collection accounts pledged to the Lenders under the Senior Credit Facility.  The Second Waiver and Consent also waived non-compliance with the current ratio financial covenant in the Senior Credit Facility on each of December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016.

The Second Waiver and Consent included certain conditions, including the following:

(i)

The borrowing base deficiency must be repaid by September 30, 2016 (provided that the Lenders may, in their sole and absolute discretion, agree in writing to extend such date to December 31, 2016) (the “Waiver Period”);

(ii)	All monthly hedge settlement proceeds shall be used to pay down debt outstanding under the Senior Credit Facility;
(iii)	Net proceeds from certain asset sales shall be used to prepay loans outstanding under the Senior Credit Facility;
(iv)	By June 30, 2016, the Lenders shall be granted a security interest over all of the equity interests in, and assets and property of, Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”); and
(v)

On or before September 30, 2016, all holders of the 13% Convertible Notes Due 2017 issued by the Company (the “Convertible Notes”) shall either (a) convert their debt interests under the Convertible Notes into equity interests, or (b) agree to extend the maturity of the Convertible Notes to April 1, 2019 or later on substantially identical terms.

Pursuant to the Second Waiver and Consent, as of April 19, 2016, the Lenders’ aggregate commitments were reduced to $30.5 million, with individual commitments of $15.2 million each, and shall be further reduced by the amount of any payments under the

Senior Credit Facility.  During the Waiver Period, interest on the borrowing base deficiency will accrue at a rate of three-month LIBOR plus 7.00% per annum (7.63% at May 6, 2016).

As of March 31, 2016, we had $30.8 million of outstanding borrowings under the Senior Credit Facility, and a borrowing base deficiency of $25.4 million. In April 2016, we repaid $4.9 million of principal under the Senior Credit Facility, reducing the outstanding balance to $25.9 million and the borrowing base deficiency to $20.6 million.

TBNG Credit Facility. TBNG has a fully-drawn credit facility with a Turkish bank.  During the fourth quarter of 2015, the facility was amended and now bears interest at a rate of 7.0% per annum and the monthly principal installments were deferred until March 29, 2016.  The facility may be prepaid without penalty. The facility is secured by a lien on a Turkish real estate property owned by Gundem Turizm Yatirim ve Isletmeleri Anonim Sirketi (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At March 31, 2016, TBNG owed $3.9 million under the credit facility and had no availability.

Convertible Notes.  At March 31, 2016, we had $55.0 million aggregate principal amount of Convertible Notes.  The Convertible Notes bear interest at an annual rate of 13.0% per annum.  Interest is payable semi-annually, in arrears, on January 1 and July 1 of each year.  The Convertible Notes mature on July 1, 2017.  The Convertible Notes are convertible at any time, at the election of a holder, into our common shares at a conversion price of $6.80 per share.

West Promissory Notes. In August 2015, TransAtlantic USA entered into promissory notes (the “Promissory Notes”) with each of Mary West CRT 2 LLC and Gary West CRT 2 LLC, shareholders of the Company (collectively, the “Holders”), whereby TransAtlantic USA could borrow up to $1.5 million under each Promissory Note to fund our share repurchase program. The Holders are managed by Randy Rochman, an observer of our board of directors.  Loans under the Promissory Notes accrue interest at a rate of 9.00% per annum and mature on October 1, 2016.  As of March 31, 2016, we had borrowed $1.0 million under the Promissory Notes and had no availability. The funds were used to purchase our common shares pursuant to our share repurchase program.

ANBE Note. On December 30, 2015, TransAtlantic USA entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the children of the Company’s chairman and chief executive officer, N. Malone Mitchell 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum and matures on June 30, 2016.  On December 30, 2015, the Company borrowed $3.6 million under the Note (the “Initial Advance”). The Initial Advance was used for general corporate purposes. The Company can request subsequent advances (each, a “Subsequent Advance”) under the Note prior to June 15, 2016. Each Subsequent Advance must be in a multiple of $500,000, or if the amount remaining for advance under the Note is less than $500,000, such lesser amount. As of March 31, 2016, we had borrowed $3.6 million under the Promissory Notes and had availability of $1.4 million.

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

During the first quarter of 2016, there were no material changes in market risk exposures or their management that would affect the Quantitative or Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.  The following tables set forth our outstanding derivatives contracts, which are settled based on Brent crude oil pricing, with respect to future crude oil production as of March 31, 2016:

Fair Value of Derivative Instruments as of March 31, 2016

		Puts

			Weighted
			Average
			Minimum	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	April 1, 2016— December 31, 2016	771	$50.00	2,057
Put	January 1, 2017— December 31, 2017	610	$50.00	2,109
Put	January 1, 2018— December 31, 2018	494	$50.00	1,630
Put	January 1, 2019— March 31, 2019	443	$50.00	352
Total estimated fair value of asset				$6,148

Item 4.	Controls and Procedures

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

As of March 31, 2016, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the first quarter of 2016, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors

During the first quarter of 2016, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2016, the Company issued 225,000 common shares of the Company (the “Shares”) pursuant to a settlement agreement with Direct Petroleum Exploration LLC (“Direct”).  The issuance of the Shares was made pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  Direct represented to the Company that it is an “accredited investor.”

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth our ratio of earnings to fixed charges for the three months ended March 31, 2016. You should read this ratio in connection with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.  Because we did not have preferred stock outstanding during this period, our ratio of earnings to combined fixed charges and preferred dividends for any given period is equivalent to our ratio of earnings to fixed charges.

Three
Months
Ended
March 31,
2016
Ratio of earnings to fixed charges	-
Deficiency of earnings to fixed charges (in thousands)	$(6,475)

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

	High	Low
2016:
First Quarter	$2.56	$0.71

United States

Our common shares are traded in the United States on the NYSE MKT under the trading symbol “TAT”. The following table sets forth the high and low sales price per common share in U.S. Dollars on the NYSE MKT for the period indicated.

	High	Low
2016:
First Quarter	$1.86	$0.52

Indemnity agreement

On May 9, 2016, Mr. Mitchell guaranteed the payment of director and officer liability premiums in the amount of $0.4 million (the “Guaranteed Payments”) payable to US Premium Finance solely in the event of a change of control of the Company.  On May 9, 2016, we entered into an Indemnity Agreement with Mr. Mitchell pursuant to which we agreed to indemnify him for any damages he incurs related to the Guaranteed Payments.

Item 6.	Exhibits

2.1

Share Purchase Agreement, dated February 29, 2016, among TransAtlantic Holdings B.C. Ltd. and Continental Oil & Gas (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March  4, 2016).

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

10.1

Master Services Agreement, dated March 3, 2016, among TransAtlantic Exploration Mediterranean International Pty Ltd and Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March  4, 2016).

10.2*	Indemnity Agreement, dated May 9, 2016, by and between TransAtlantic Petroleum Ltd. and N. Malone Mitchell 3rd.

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

By:	/s/ WIL F. SAQUETON
Wil F. Saqueton Chief Financial Officer

Date: May 10, 2016

INDEX TO EXHIBITS

2.1

Share Purchase Agreement, dated February 29, 2016, among TransAtlantic Holdings B.C. Ltd. and Continental Oil & Gas (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March  4, 2016).

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

10.1

Master Services Agreement, dated March 3, 2016, among TransAtlantic Exploration Mediterranean International Pty Ltd and Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March  4, 2016).

10.2*	Indemnity Agreement, dated May 9, 2016, by and between TransAtlantic Petroleum Ltd. and N. Malone Mitchell 3rd.

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.