Form 10-Q
period 2016-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2016-08-10
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 8, 2016, the registrant had 47,160,617 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,600	$7,480
Restricted cash	7,168	3,758
Accounts receivable, net
Oil and natural gas sales	18,864	14,169
Joint interest and other	5,905	5,885
Related party	479	414
Prepaid and other current assets	3,569	2,807
Derivative asset	913	3,235
Assets held for sale	1,579	51,511
Total current assets	40,077	89,259
Property and equipment:
Oil and natural gas properties (successful efforts methods)
Proved	274,115	271,080
Unproved	31,346	31,135
Equipment and other property	36,426	36,708
	341,887	338,923
Less accumulated depreciation, depletion and amortization	(164,723)	(148,218)
Property and equipment, net	177,164	190,705
Other long-term assets:
Other assets	3,145	3,355
Note receivable - related party	7,964	11,500
Derivative asset	2,001	3,370
Total other assets	13,110	18,225
Total assets	$230,351	$298,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,811	$12,675
Accounts payable - related party	2,122	2,684
Accrued liabilities	14,524	10,583
Loans payable	25,223	37,006
Loans payable - related party	3,593	3,593
Liabilities held for sale - related party	-	3,540
Liabilities held for sale	16,017	65,649
Total current liabilities	74,290	135,730
Long-term liabilities:
Asset retirement obligations	9,484	9,237
Accrued liabilities	12,101	11,940
Deferred income taxes	27,775	27,360
Loans payable	34,350	34,400
Loans payable - related party	20,650	20,600
Total long-term liabilities	104,360	103,537
Total liabilities	178,650	239,267
Commitments and contingencies
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 47,160,617 shares and 41,017,777 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4,716	4,102
Treasury stock	(970)	(970)
Additional paid-in-capital	573,034	569,365
Accumulated other comprehensive loss	(120,881)	(121,590)
Accumulated deficit	(404,198)	(391,985)
Total shareholders' equity	51,701	58,922
Total liabilities and shareholders' equity	$230,351	$298,189

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Oil and natural gas sales	$16,162	$24,513	$30,688	$49,921
Sales of purchased natural gas	1,520	490	2,546	788
Other	16	50	30	101
Total revenues	17,698	25,053	33,264	50,810
Costs and expenses:
Production	3,069	3,334	5,955	6,955
Exploration, abandonment and impairment	128	4,093	1,433	4,440
Cost of purchased natural gas	1,341	469	2,237	735
Seismic and other exploration	15	93	81	151
General and administrative	3,899	6,692	8,742	13,815
Depreciation, depletion and amortization	7,807	8,956	15,773	20,010
Accretion of asset retirement obligations	96	93	188	189
Total costs and expenses	16,355	23,730	34,409	46,295
Operating income (loss)	1,343	1,323	(1,145)	4,515
Other income (expense):
Interest and other expense	(2,614)	(3,343)	(5,270)	(6,451)
Interest and other income	190	188	402	351
(Loss) gain on commodity derivative contracts	(3,003)	(3,274)	(2,232)	538
Foreign exchange (loss) gain	(611)	805	(269)	(5,646)
Total other expense	(6,038)	(5,624)	(7,369)	(11,208)
Loss from continuing operations before income taxes	(4,695)	(4,301)	(8,514)	(6,693)
Income tax expense	(1,849)	(1,388)	(3,596)	(3,019)
Net loss from continuing operations	(6,544)	(5,689)	(12,110)	(9,712)
Loss from discontinued operations before income taxes	(118)	(2,135)	(1,056)	(3,715)
Gain on disposal of discontinued operations	-	-	749	-
Income tax benefit	-	574	204	683
Net loss from discontinued operations	(118)	(1,561)	(103)	(3,032)
Net loss	$(6,662)	$(7,250)	$(12,213)	$(12,744)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,265)	(4,917)	709	(28,536)
Comprehensive loss	$(8,927)	$(12,167)	$(11,504)	$(41,280)

Net loss per common share
Basic net loss per common share
Continuing operations	$(0.16)	$(0.14)	$(0.30)	$(0.24)
Discontinued operations	$(0.00)	$(0.04)	$(0.00)	$(0.07)
Weighted average common shares outstanding	41,001	40,973	40,870	40,870
Diluted net loss per common share
Continuing operations	$(0.16)	$(0.14)	$(0.30)	$(0.24)
Discontinued operations	$(0.00)	$(0.04)	$(0.00)	$(0.07)
Weighted average common and common equivalent shares outstanding	41,001	40,973	40,870	40,870

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	41,018	333	699	$4,102	$(970)	$569,365	$(121,590)	$(391,985)	$58,922
Issuance of common shares	5,998	-	-	600	-	3,370	-	-	3,970
Issuance of restricted stock units	145	-	-	14	-	(14)	-	-	-
Tax withholding on restricted stock units	-	-	-	-	-	(41)	-	-	(41)
Share-based compensation	-	-	-	-	-	354	-	-	354
Foreign currency translation adjustment	-	-	-	-	-	-	709	-	709
Net loss	-	-	-	-	-	-	-	(12,213)	(12,213)
Balance at June 30, 2016	47,161	333	699	$4,716	$(970)	$573,034	$(120,881)	$(404,198)	$51,701

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net loss	$(12,213)	$(12,744)
Adjustment for net (gain) loss from discontinued operations	103	3,032
Net loss from continuing operations	(12,110)	(9,712)
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	354	814
Foreign currency loss	357	6,760
Loss (gain) on commodity derivative contracts	2,232	(538)
Cash settlement on commodity derivative contracts	1,459	7,248
Amortization on loan financing costs	331	445
Deferred income tax expense	684	560
Exploration, abandonment and impairment	1,433	4,440
Depreciation, depletion and amortization	15,773	20,010
Accretion of asset retirement obligations	188	189
Vendor settlements	-	(236)
Changes in operating assets and liabilities:
Accounts receivable	(4,514)	12,256
Prepaid expenses and other assets	(283)	443
Accounts payable and accrued liabilities	5,692	(14,479)
Net cash provided by operating activities from continuing operations	11,596	28,200
Net cash used in operating activities from discontinued operations	(202)	(6,392)
Net cash provided by operating activities	11,394	21,808
Investing activities:
Additions to oil and natural gas properties	(3,182)	(10,433)
Restricted cash	(3,399)	-
Additions to equipment and other properties	(139)	(2,903)
Net cash used in investing activities from continuing operations	(6,720)	(13,336)
Net cash used in investing activities from discontinued operations	-	(7,083)
Net cash used in investing activities	(6,720)	(20,419)
Financing activities:
Issuance of common shares	1,658	-
Tax withholding on restricted share units	(41)	(391)
Loan proceeds	-	7,600
Loan repayment	(12,152)	(8,330)
Net cash used in financing activities from continuing operations	(10,535)	(1,121)
Net cash used in financing activities from discontinued operations	-	(14,819)
Net cash used in financing activities	(10,535)	(15,940)
Effect of exchange rate on cash flows and cash equivalents	(19)	(1,258)
Net decrease in cash and cash equivalents	(5,880)	(15,809)
Cash and cash equivalents, beginning of period	7,480	35,132
Cash and cash equivalents, end of period	$1,600	$19,323
Supplemental disclosures:
Cash paid for interest	$3,216	$3,551
Cash paid for taxes	$263	$1,390
Supplemental non-cash financing activities:
Issuance of common shares	$2,312	$-
Repayment of the prepayment agreement	$-	$2,130

The accompanying notes are an integral part of these consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of August 8, 2016, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in the notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to fair value measurements associated with acquisitions and financial derivatives, the recoverability and impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.  During the six months ended June 30, 2016, we reclassified certain balance sheet amounts previously reported on our consolidated balance sheet at December 31, 2015 to conform to current year presentation.

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

We incurred a net loss of $12.2 million for the six months ended June 30, 2016, which included net loss from discontinued operations of $0.1 million.  At June 30, 2016, the outstanding principal amount of our debt was $84.7 million (excluding unamortized deferred financing costs), and we had a working capital deficit (excluding assets and liabilities held for sale) of $19.8 million.

Due to the significant decline in Brent crude oil prices during 2015, the borrowing base under our senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”, and together with BNP Paribas, the “Lenders”) was decreased to $5.4 million effective April 1, 2016. The decline in the borrowing base resulted in a $18.8 million borrowing base deficiency under the Senior Credit Facility as of June 30, 2016.

On April 19, 2016, we entered into a second waiver and consent to credit agreement (the “Second Waiver and Consent”) with BNP Paribas and IFC, which granted us a conditional waiver of defaults under the Senior Credit Facility and the current ratio financial covenant non-compliance at December 31, 2015, and March 31, June 30, and September 30, 2016.  The Second Waiver and Consent also permitted the borrowers to make certain limited transfers and withdrawals from the collection accounts pledged to the Lenders under the Senior Credit Facility.

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
(iv)

On or before May 15, 2016, the Company shall have entered into a binding purchase and sale agreement for the sale of all of the equity interests in, or all or substantially all of the assets of, Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”);

(v)	By June 30, 2016, the Lenders shall be granted a security interest over all of the equity interests in, and assets and property of, TBNG; and
(vi)

On or before September 30, 2016, all holders of our 13.0% convertible notes due 2017 (the “2017 Notes”) shall either (a) convert their debt interest under the 2017 Notes into equity interest, or (b) agree to extend the maturity of the 2017 Notes to April 1, 2019 or later on substantially identical terms.

As of June 30, 2016, we had $24.2 million of outstanding borrowings under the Senior Credit Facility, a borrowing base deficiency of $18.8 million and no availability.  In addition, we were not in compliance with certain covenants in the Second Waiver and Consent, including the requirement to enter into a binding purchase and sale agreement for TBNG by May 15, 2016.  We continue to work with the Lenders to satisfy these conditions and restructure our Senior Credit Facility obligations.  Subsequent to June 30, 2016, we repaid $0.9 million of principal under the Senior Credit Facility, reducing the outstanding balance to $23.3 million and the borrowing base deficiency to $17.9 million as of August 8, 2016.  In addition, as of June 30, 2016 and August 8, 2016, the Lenders held $7.2 million and $12.0 million, respectively, of restricted cash in our collection accounts in Turkey.

Even if we obtain the funds to repay our borrowing base deficiency, we will need some form of debt restructuring, capital raising effort or asset sale in order to fund our operations and meet our substantial debt service obligations of approximately $29.7 million in 2016 and $55.0 million in 2017.  We have engaged Seaport Global Inc. as an independent advisor, and our management is actively pursuing improving our working capital position and/or restructuring our future debt service obligations in order to remain a going concern for the foreseeable future.

As a result there is substantial doubt regarding our ability to continue as a going concern.

Management believes the going concern assumption to be appropriate for these consolidated financial statements. If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses, and in the balance sheet classifications used in these consolidated financial statements.

3. Recent accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), an amendment to Accounting Standards Codification (“ASC”) Subtopic 330-10.  The amendment states that entities should measure inventory at the lower of cost and net realizable value.  The amendment does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendment applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  ASU 2015-11 is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years.  We are currently assessing the potential impact of ASU 2015-11 on our consolidated financial statements and results of operations.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).  ASU 2016-10 does not change the core principle of Topic 606 but clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  ASU 2016-10 is effective for annual and interim periods beginning after December 15, 2017.  We are currently assessing the potential impact of ASU 2016-10 on our consolidated financial statements and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”).  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	June 30, 2016	December 31, 2015
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$273,619	$270,591
Bulgaria	496	489
Total oil and natural gas properties, proved	274,115	271,080
Oil and natural gas properties, unproved:
Turkey	31,346	31,135
Total oil and natural gas properties, unproved	31,346	31,135
Gross oil and natural gas properties	305,461	302,215
Accumulated depletion	(154,645)	(139,002)
Net oil and natural gas properties	$150,816	$163,213

At June 30, 2016 and December 31, 2015, we excluded $0.1 million and $0.7 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At June 30, 2016, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $18.8 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $100.6 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the three and six months ended June 30, 2016, we recorded $0.1 million and $1.4 million, respectively, of impairment of proved properties and exploratory well costs, which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of June 30, 2016, we had $1.3 million and $2.2 million of exploratory well costs capitalized for the Hayrabolu-10 and Pinar-1 wells, respectively, in Turkey, which we spud in February 2013 and March 2014, respectively. The Hayrabolu-10 and Pinar-1 wells continue to be held for completion.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Inventory	$20,978	$21,338
Leasehold improvements, office equipment and software	7,836	7,794
Gas gathering system and facilities	4,821	4,798
Other equipment	2,390	2,378
Vehicles	401	400
Gross equipment and other property	36,426	36,708
Accumulated depreciation	(10,078)	(9,216)
Net equipment and other property	$26,348	$27,492

We classify our materials and supply inventory, including steel tubing and casing, as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At June 30, 2016 and December 31, 2015, we excluded $21.0 million and $21.3 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the six months ended June 30, 2016 and for the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Asset retirement obligations at beginning of period	$9,237	$10,543
Change in estimates	-	385
Foreign exchange change effect	59	(2,137)
Additions	-	78
Accretion expense	188	368
Asset retirement obligations at end of period	9,484	9,237
Less: current portion	-	-
Long-term portion	$9,484	$9,237

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

6. Commodity derivative instruments

We use derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of a portion of our future oil production. We have not designated the derivative contracts as hedges for accounting purposes, and accordingly, we record the derivative contracts at fair value and recognize changes in fair value in earnings as they occur.

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive (loss) income under the caption “(Loss) gain on commodity derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on commodity derivative contracts.”

During the three months ended June 30, 2016 and 2015, we recorded a net loss on commodity derivative contracts of $3.0 million and $3.3 million, respectively.  During the six months ended June 30, 2016 and 2015, we recorded a net loss on commodity derivative contracts of $2.2 million and a net gain of $0.5 million, respectively.

At June 30, 2016 and December 31, 2015, we had outstanding contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of June 30, 2016

		Puts
			Weighted
			Average	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	July 1, 2016— December 31, 2016	738	$50.00	$336
Put	January 1, 2017— December 31, 2017	610	$50.00	1,190
Put	January 1, 2018— December 31, 2018	494	$50.00	1,135
Put	January 1, 2019— March 31, 2019	443	$50.00	253
Total estimated fair value of asset				$2,914

Fair Value of Derivative Instruments as of December 31, 2015

		Puts
			Weighted
			Average	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	January 1, 2016— December 31, 2016	808	$50.00	$3,235
Put	January 1, 2017— December 31, 2017	610	$50.00	1,798
Put	January 1, 2018— December 31, 2018	494	$50.00	1,292
Put	January 1, 2019— March 31, 2019	443	$50.00	280
Total estimated fair value of asset				$6,605

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at June 30, 2016 and December 31, 2015, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at June 30, 2016 and December 31, 2015.

As of June 30, 2016
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$913	$-	$913
Crude oil	Long-term assets	$2,001	$-	$2,001

As of December 31, 2015
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$3,235	$-	$3,235
Crude oil	Long-term assets	$3,370	$-	$3,370

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	June 30,	December 31,
	2016	2015
Fixed and floating rate loans	(in thousands)
2017 Notes	$34,350	$34,400
2017 Notes - Related Party	20,650	20,600
Senior Credit Facility	24,243	32,075
Unamortized deferred financing cost - Senior Credit Facility and 2017 Notes	(892)	(1,260)
TBNG credit facility	872	5,192
ANBE Note	3,593	3,592
West Promissory Notes	1,000	1,000
Loans payable	83,816	95,599
Less: current portion	28,816	40,599
Long-term portion	$55,000	$55,000

Senior Credit Facility

On May 6, 2014, certain of our wholly owned subsidiaries entered into the Senior Credit Facility with BNP Paribas and IFC. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”) and TransAtlantic Worldwide, Ltd. (each, a “Guarantor”).

The borrowing base amount is re-determined semi-annually on April 1st and October 1st of each year.  The April 1, 2016 redetermination resulted in a $5.4 million borrowing base and a $18.8 million borrowing base deficiency under the Senior Credit Facility as of June 30, 2016.   Loans under the Senior Credit Facility accrue interest at a rate of three-month LIBOR plus 5.00% per annum (5.63% at June 30, 2016), except as described below.  The borrowing base amount equals, for any calculation date, the lowest of:

•	the debt value which results in the field life coverage ratio for such calculation date being 1.50 to 1.00; and
•	the debt value which results in the loan life coverage ratio for such calculation date being 1.30 to 1.00.

On April 19, 2016, we entered into the Second Waiver and Consent with BNP Paribas and IFC, which granted us a conditional waiver of defaults under the Senior Credit Facility and permitted the borrowers to make certain limited transfers and withdrawals from the collection accounts pledged to the Lenders under the Senior Credit Facility.  The Second Waiver and Consent also waived non-compliance with the current ratio financial covenant in the Senior Credit Facility on each of December 31, 2015, and March 31, June 30, and September 30, 2016.

The Second Waiver and Consent included certain conditions, including the following:

(i)	The borrowing base deficiency must be repaid by September 30, 2016 (provided that the Lenders may, in their sole and absolute discretion, agree in writing to extend such date to December 31, 2016);
(ii)	All monthly hedge settlement proceeds shall be used to pay down debt outstanding under the Senior Credit Facility;
(iii)	Net proceeds from certain asset sales shall be used to prepay loans outstanding under the Senior Credit Facility;
(iv)	On or before May 15, 2016, the Company shall have entered into a binding purchase and sale agreement for the sale of all of the equity interests in, or all or substantially all of the assets of, TBNG;
(v)	By June 30, 2016, the Lenders shall be granted a security interest over all of the equity interest in, and assets and property of, TBNG; and
(vi)

On or before September 30, 2016, all holders of the 2017 Notes shall either (a) convert their debt interest under the 2017 Notes into equity interest, or (b) agree to extend the maturity of the 2017 Notes to April 1, 2019 or later on substantially identical terms.

Pursuant to the Second Waiver and Consent, as of April 19, 2016, the Lenders’ aggregate commitments were reduced to $30.5 million, with individual commitments of $15.2 million each, and shall be further reduced by the amount of any payments under the Senior Credit Facility.  During the Waiver Period, interest on the borrowing base deficiency will accrue at a rate of three-month LIBOR plus 7.00% per annum (7.63% at June 30, 2016).

As of June 30, 2016, we had $24.2 million of outstanding borrowings under the Senior Credit Facility, a borrowing base deficiency of $18.8 million and no availability. In addition, we were not in compliance with certain covenants in the Second Waiver and Consent, including the requirement to enter into a binding purchase and sale agreement for TBNG by May 15, 2016.  We continue to work with the Lenders to satisfy these conditions and restructure our Senior Credit Facility obligations.  Subsequent to June 30, 2016, we repaid $0.9 million of principal under the Senior Credit Facility, reducing the outstanding balance to $23.3 million and the borrowing base deficiency to $17.9 million, as of August 8, 2016.  In addition, as of June 30, 2016 and August 8, 2016, the Lenders held $7.2 million and $12.0 million, respectively, of restricted cash in our collection accounts in Turkey.

As of August 8, 2016, we had granted a security interest in favor of the Lenders over all of the equity interests in, and moveable assets of, TBNG, and were in the process of granting a security interest in favor of the Lenders over all present and future receivables of TBNG. We are also in active negotiations with third party purchasers for the sale of TBNG. We have engaged Seaport Global Inc. as an independent advisor, and our management is actively pursuing alternate structures for the 2017 Notes.

We have classified all borrowings under the Senior Credit Facility as short-term debt as of June 30, 2016 due to the uncertainty regarding our ability to comply with the covenants in the Senior Credit Facility for the next twelve months.

2017 Notes

As of June 30, 2016, we had $55.0 million aggregate principal amount of outstanding 2017 Notes. The 2017 Notes bear interest at a rate of 13.0% per annum and mature on July 1, 2017. The 2017 Notes are convertible at any time, at the election of a holder, into our common shares at a conversion price of $6.80 per share.

On June 30, 2016, we issued 2,905,737 common shares in a private placement to certain holders of the 2017 Notes, at the election of such holders to receive common shares in lieu of cash interest on the 2017 Notes (see Note 9, “Shareholders’ equity”).

TBNG credit facility

TBNG has a fully-drawn credit facility with a Turkish bank.  During the second quarter of 2016, the facility was amended and the monthly principal installments were deferred until August 29, 2016.  The facility may be prepaid without penalty. The facility is secured by a lien on a Turkish real estate property owned by Gundem Turizm Yatirim ve Isletmeleri Anonim Sirketi (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At June 30, 2016, TBNG owed $0.9 million under the credit facility and had no availability.

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

On August 21, 2015, TransAtlantic USA borrowed $500,000 under each Promissory Note. Pursuant to the terms of the Promissory Notes, the Holders are granted a first priority lien and security interest in all of our common shares purchased under our share repurchase program. Loans under the Promissory Notes accrue interest at a rate of 9.00% per annum and mature on October 1, 2016. The Promissory Notes are guaranteed by us. As of June 30, 2016, we had borrowed $1.0 million under the Promissory Notes and had no availability. The funds were used to purchase our common shares pursuant to our share repurchase program.

ANBE Note

On December 30, 2015, TransAtlantic USA entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the children of the Company’s chairman and chief executive officer, N. Malone Mitchell 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum.  On December 30, 2015, the Company borrowed $3.6 million under the Note (the “Initial Advance”) for general corporate purposes.

On June 30, 2016, TransAtlantic USA entered into an extension of the Note (the “Extension”) with ANBE.  The Extension extended the date on which the Company could request advances under the Note from June 15, 2016 to August 15, 2016 and extended the maturity date of the Note from June 30, 2016 to August 31, 2016.  As of June 30, 2016, the Company had borrowed $3.6 million under the Note and had availability of $1.4 million.

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

On June 30, 2016, we issued 355,826 common shares in a private placement to ANBE in lieu of cash interest on the Note (see Note 9, “Shareholders’ equity”).

8. Contingencies relating to production leases and exploration permits

Selmo

We are involved in litigation with persons who claim ownership of a portion of the surface at the Selmo oil field in Turkey. These cases are being vigorously defended by TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) and Turkish governmental authorities. We do not have enough information to estimate the potential additional operating costs we would incur in the event the purported surface owners’ claims are ultimately successful. Any adjustment arising out of the claims will be recorded when it becomes probable and measurable.

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

In October 2015, the Bulgarian Ministry of Energy and Economy filed a suit against our subsidiary, Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming a $200,000 penalty for Direct Bulgaria’s alleged failure to fulfill the Aglen work program.  We believe that Direct Bulgaria is not under any obligation to fulfill the work program until the 2012 force majeure event is rectified and intend to vigorously defend this claim.

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

In December 2014, Direct filed suit against the Company alleging that it was due liquidated damages of $5.0 million worth of common shares of the Company pursuant to the Amendment. On March 15, 2016, the Company entered into a settlement agreement pursuant to which we agreed to issue 225,000 common shares to Direct in exchange for a mutual release of all current and future claims against the other party in connection with the Purchase Agreement. On April 17, 2016, the Company issued 225,000 common shares to Direct pursuant to a settlement agreement, and the court dismissed the lawsuit on April 28, 2016.

9. Shareholders’ equity

June 2016 share issuance

On June 30, 2016, we issued an aggregate of 5,773,305 common shares in private placements under the Securities Act of 1933, as amended (the “Securities Act”). Of the 5,773,305 common shares, (i) 2,905,737 common shares were issued to holders of the 2017 Notes at the election of such holders to receive common shares in lieu of cash interest on the 2017 Notes; (ii) 355,826 common shares were issued to ANBE in lieu of cash interest on the Note; and (iii) 2,511,742 common shares were issued for cash, which was used to pay cash interest to certain holders of the 2017 Notes. All of the shares were issued at a value of $0.6599 per share, which was equal to 75% of the 10-day volume weighted average price through the close of trading of the common shares on the NYSE MKT on June 29, 2016.

Direct settlement

On April 17, 2016, we issued 225,000 common shares to Direct pursuant to a settlement agreement.

Restricted stock units

We recorded share-based compensation expense of $0.2 million for awards of restricted stock units (“RSUs”) for each of the three months ended June 30, 2016 and 2015. We recorded share-based compensation expense of $0.4  million and $0.5 million for awards of RSUs for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, we had approximately $0.6 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.5 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and six months ended June 30, 2016 and 2015 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and six months ended June 30, 2016 and 2015 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs.  For the three and six months ended June 30, 2016, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share amounts)	2016	2015	2016	2015
Net loss from continuing operations	$(6,544)	$(5,689)	$(12,110)	$(9,712)
Net loss from discontinued operations	$(118)	$(1,561)	$(103)	$(3,032)
Basic net loss per common share:
Shares:
Weighted average common shares outstanding	41,001	40,973	40,870	40,870
Basic net loss per common share:
Continuing operations	$(0.16)	$(0.14)	$(0.30)	$(0.24)
Discontinued operations	$(0.00)	$(0.04)	$(0.00)	$(0.07)
Diluted net loss per common share:
Shares:
Weighted average common shares outstanding	41,001	40,973	40,870	40,870
Diluted net loss per common share:
Continuing operations	$(0.16)	$(0.14)	$(0.30)	$(0.24)
Discontinued operations	$(0.00)	$(0.04)	$(0.00)	$(0.07)

10. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended June 30, 2016
Total revenues	$-	$17,698	$-	$17,698
Loss from continuing operations before income taxes	(3,990)	(567)	(138)	(4,695)
Capital expenditures	$-	$911	$-	$911
For the three months ended June 30, 2015
Total revenues	$-	$25,053		$25,053
(Loss) income from continuing operations before income taxes	(5,405)	4,970	(3,866)	(4,301)
Capital expenditures	$108	$4,418	$-	$4,526
For the six months ended June 30, 2016
Total revenues		$33,264		$33,264
(Loss) income from continuing operations before income taxes	(8,990)	679	(203)	(8,514)
Capital expenditures	$-	$3,191	$-	$3,191
For the six months ended June 30, 2015
Total revenues	$-	$50,810	$-	$50,810
(Loss) income from continuing operations before income taxes	(11,903)	9,177	(3,967)	(6,693)
Capital expenditures	$163	$10,776	$41	$10,980
Segment assets(1)
June 30, 2016	$10,477	$217,677	$618	$228,772
December 31, 2015	$14,689	$231,388	$601	$246,678

(1)	Excludes assets from our discontinued Albanian and Moroccan operations of $1.6 million and $51.5 million at June 30, 2016 and December 31, 2015, respectively.

11. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at June 30, 2016 and December 31, 2015, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings and borrowings under the Senior Credit Facility.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Canadian Dollar, Bulgarian Lev, European Union Euro, Romanian New Leu and Turkish Lira (“TRY”). We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At June 30, 2016, we had 28.6 million TRY (approximately $9.9 million) in cash and cash equivalents and restricted cash, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At June 30, 2016 and December 31, 2015, we were a party to commodity derivative contracts (see Note 6, “Commodity derivative instruments”).

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

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of June 30, 2016:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$-	$2,914	$-	$2,914
Disclosed but not carried at fair value
Liabilities:
Senior Credit Facility	-	-	(22,082)	(22,082)
2017 Notes	-	-	(47,826)	(47,826)
Total	$-	$2,914	$(69,908)	$(66,994)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2015:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$-	$6,605	$-	$6,605
Disclosed but not carried at fair value
Liabilities:
Senior Credit Facility	-	-	(30,050)	(30,050)
2017 Notes	-	-	(44,489)	(44,489)
Total	$-	$6,605	$(74,539)	$(67,934)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings.  At June 30, 2016 and December 31, 2015, the fair values of the Senior Credit Facility and 2017 Notes were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

12. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	June 30,	December 31,
	2016	2015
	(in thousands)
Related party accounts receivable:
Riata Management service agreement	$230	$194
PSIL MSA	249	-
Viking International master services agreement	-	220
Total related party accounts receivable	$479	$414
Related party accounts payable:
PSIL MSA	$1,818	$-
Riata Management service agreement	304	384
Viking International master services agreement	-	2,300
Total related party accounts payable	$2,122	$2,684

Services transactions

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interests in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services Ltd. (“Viking Geophysical”), to a third party.  As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment is owned and operated by a new entity, Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”).  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSIL MSA”) with PSIL on substantially similar terms to the current master services agreements with Viking International, VOS and Viking Geophysical.  Pursuant to the PSIL MSA, PSIL performs the services on behalf of TEMI and its affiliates.  The master service agreements with each of Viking International, VOS and Viking Geophysical will remain in effect through the remainder of the five-year term of the agreements ending on June 13, 2017.

Dalea Amended Note and Pledge Agreement

On April 19, 2016, we entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell, and Dalea Partners, LP (“Dalea”), pursuant to which Dalea agreed to deliver an amended and restated promissory note (the “Amended Note”) in favor of us, in the principal sum of $7,964,053, which Amended Note would amend and restate that certain promissory note, dated June 13, 2012, made by Dalea in favor of us in the principal amount of $11.5 million (the “Original Note”). The Note Amendment Agreement reduced the principal amount of the Original Note to $8.0 million in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania Ltd. (“TransAtlantic Albania”), a former subsidiary of the Company, to Viking International.  We have indemnified a third party for any liability relating to the payment of the Account Payable.

Pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into the Amended Note, which amended and restated the Original Note that was issued in connection with our sale of our subsidiaries, Viking International and Viking Geophysical Services, to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012. In the Amended Note, we and Dalea acknowledged that (i) while the sale of Dalea’s interest in Viking Services enabled us to take the position that the Original Note was accelerated in accordance with its terms, the principal purpose of including the acceleration events in the Original Note was to ensure that certain oilfield services provided by Viking Services to us would continue to be available to us, and (ii) such services will now be provided pursuant to the PSIL MSA.  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. As a result, the Amended Note revised the events triggering acceleration of the repayment of the Original Note to the following: (i) a reduction of ownership by Dalea (and other controlled affiliates of Mr. Mitchell) of equity interest in PSIL to less than 50%; (ii) the sale or transfer by Dalea or PSIL of all or substantially all of its assets to any person (a “Transferee”) that does not own a controlling interest in Dalea or PSIL and is not controlled by Mr. Mitchell (an “Unrelated Person”), or the subsequent transfer by any Transferee that is not an Unrelated Person of all or substantially all of its assets to an Unrelated Person; (iii) the acquisition by an Unrelated Person of more than 50% of the voting interests of Dalea or PSIL; (iv) termination of the PSIL MSA other than as a result of an uncured default thereunder by TEMI; (v) default by PSIL under the PSIL MSA, which default is not remedied within a period of 30 days after notice thereof to PSIL; and (vi) insolvency or bankruptcy of PSIL. The maturity date of the Amended Note was extended to June 13, 2019. The interest rate on the Amended Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell.  The Amended Note contains customary events of default.

In addition, pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into a pledge agreement (the “Pledge Agreement”) with Dalea, whereby Dalea pledged the $2.0 million principal amount of the 2017 Notes owned by Dalea (the “Dalea Convertible Notes”), including any future securities for which the Dalea Convertible Notes are converted or exchanged, as security for the performance of Dalea’s obligations under the Amended Note. The Pledge Agreement provides that interest payable to Dalea under the Dalea Convertible Notes (or any future securities for which the Dalea Convertible Notes are converted or exchanged) will be credited first against the outstanding principal balance of the Amended Note and, upon full repayment of the outstanding principal balance of the Amended Note, any accrued and unpaid interest on the Amended Note. The Pledge Agreement contains customary events of default.

On June 30, 2016, we entered into a waiver with Dalea, whereby we waived our right under the Pledge Agreement to receive the interest payment due July 1, 2016 under the Dalea Convertible Notes in connection with the payment of 201,459 common shares to Dalea with respect to the 2017 Note interest payment paid on June 30, 2016.

Private placements

On June 30, 2016, we issued an aggregate of 5,773,305 common shares in private placements under the Securities Act. Of the 5,773,305 common shares, (i) 1,974,452 common shares were issued to Dalea, the trusts of Mr. Mitchell’s four children and Pinon Foundation, a nonprofit entity controlled by Mrs. Mitchell, at their election to receive common shares in lieu of cash interest on the 2017 Notes; (ii) 355,826 common shares were issued to ANBE in lieu of cash interest on the Note and (iii) 814,627 common shares were issued to Dalea and the trusts of Mr. Mitchell’s four children for cash, which was used to pay cash interest to certain holders of the 2017 Notes (see Note 9, “Shareholders’ equity”).

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

13. Discontinued operations

Discontinued operations in Albania

As of December 31, 2015 and June 30, 2016, we classified our Albania segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

In February 2016, we sold all of the outstanding equity in Stream Oil & Gas Ltd. (“Stream”) to GBC Oil Company Ltd. (“GBC Oil”) in exchange for (i) the future payment of $2.3 million to Raiffeisen Bank Sh.A. (“Raiffeisen”) to pay down the term loan facility dated as of September 17, 2014 (the “Term Loan Facility”) between Stream’s wholly-owned subsidiary, TransAtlantic Albania and Raiffeisen, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  TransAtlantic Albania owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and $12.9 million of associated liabilities to Delvina Gas Company Ltd. (“Delvina Gas”), our newly formed, wholly owned subsidiary, to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  In addition, we agreed to indemnify GBC Oil and Stream for the $12.9 million of liabilities related to the Delvina gas operations.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.  If the Delvina natural gas assets are not transferred to Delvina Gas due to a breach of the purchase agreement by GBC Oil or its affiliates, we believe we have contractual damages claims that would offset any such indemnification obligations, including the Account Payable.  Subsequent to the divestiture, we reduced the $12.9 million of indemnification liabilities to $9.5 million due to the cancellation of the Account Payable discussed in Note 12, “Related party transactions”.

Discontinued operations in Morocco

On June 27, 2011, we decided to discontinue our operations in Morocco. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented.

The assets and liabilities held for sale at June 30, 2016 and December 31, 2015 were as follows:

	Albania	Morocco	Total Held for Sale
	(in thousands)
As of June 30, 2016
Assets
Cash	$-	$16	$16
Other current assets	1,551	12	1,563
Total current assets held for sale	$1,551	$28	$1,579

Liabilities
Accounts payable and other accrued liabilities	$9,421	$6,596	$16,017
Total current liabilities held for sale	$9,421	$6,596	$16,017

As of December 31, 2015
Assets
Cash	$1,201	$16	$1,217
Other current assets	1,853	11	1,864
Property and equipment, net	48,430	-	48,430
Total current assets held for sale	$51,484	$27	$51,511

Liabilities
Accounts payable and other accrued liabilities	$37,888	$6,352	$44,240
Accounts payable - related party	3,540	-	3,540
Loans payable	6,123	-	6,123
Deferred tax liability	15,286	-	15,286
Total current liabilities held for sale	$62,837	$6,352	$69,189

Loans payable

As of the dates indicated, TransAtlantic Albania’s third-party debt consisted of the following:

	June 30,	December 31,
	2016	2015
Fixed and floating rate loans	(in thousands)
Term Loan Facility	$-	$6,123
Loans payable	$-	$6,123

Term Loan Facility

TransAtlantic Albania was a party to the Term Loan Facility with Raiffeisen.  The loan was scheduled to mature on December 31, 2016 and bore interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. TransAtlantic Albania was required to pay 1/16th of the total commitment each quarter on the last business day of each of March, June, September and December each year. The loan was guaranteed by TransAtlantic Albania’s parent company, Stream. TransAtlantic Albania could prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility was secured by substantially all of the assets of TransAtlantic Albania.

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

Our operating results from discontinued operations for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the three months ended June, 2016
Total revenues	$-	$-	$-
Production and transportation expense	-	-	-
Total other costs and expenses	118	-	118
Loss before income taxes	$(118)	$-	$(118)
Gain on disposal of discontinued operations	-	-	-
Income tax benefit	-	-	-
Loss from discontinued operations	$(118)	$-	$(118)

For the three months ended June, 2015
Total revenues	$3,437	$-	$3,437
Production and transportation expense	3,763	-	3,763
Total other costs and expenses	1,801	-	1,801
Total other income	(8)	-	(8)
Loss before income taxes	$(2,135)	$-	$(2,135)
Income tax benefit	574	-	574
Loss from discontinued operations	$(1,561)	$-	$(1,561)

For the six months ended June, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,155	-	1,155
Total other costs and expenses	527	-	527
Loss before income taxes	$(1,056)	$-	$(1,056)
Gain on disposal of discontinued operations	749	-	749
Income tax benefit	204	-	204
Loss from discontinued operations	$(103)	$-	$(103)

For the six months ended June, 2015
Total revenues	$4,676	$-	$4,676
Production and transportation expense	6,138	-	6,138
Total other costs and expenses	3,836	-	3,836
Total other income	1,583	-	1,583
Loss before income taxes	$(3,715)	$-	$(3,715)
Income tax benefit	683	-	683
Loss from discontinued operations	$(3,032)	$-	$(3,032)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us” or the “Company,” refer to TransAtlantic Petroleum Ltd. and its subsidiaries on a consolidated basis unless the context requires otherwise. Unless stated otherwise, all sums of money stated in this Quarterly Report on Form 10-Q are expressed in U.S. Dollars.

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of June 30, 2016, we held interests in approximately 1.4 million net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of August 8, 2016, approximately 36% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interest in subsidiaries that primarily own assets in Turkey and Bulgaria.

Decline in Oil Prices, Effect on Liquidity and Going Concern

Due to the significant decline in Brent crude oil prices during 2015, the borrowing base under the Company’s senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP Paribas”) and the International Finance Corporation (“IFC”, and together with BNP Paribas, the “Lenders”) was decreased to $5.4 million effective April 1, 2016. The decline in the borrowing base resulted in a $18.8 million borrowing base deficiency under the Senior Credit Facility as of June 30, 2016.

On April 19, 2016, we entered into a second waiver and consent to credit agreement (the “Second Waiver and Consent”) with BNP Paribas and IFC, which granted us a conditional waiver of defaults under the Senior Credit Facility and the current ratio financial covenant non-compliance at December 31, 2015, and March 31, June 30, and September 30, 2016.  The Second Waiver and Consent also permitted the borrowers to make certain limited transfers and withdrawals from the collection accounts pledged to the Lenders under the Senior Credit Facility.  The Second Waiver and Consent includes certain conditions, including that no borrowing base deficiency exist as of September 30, 2016.

As of June 30, 2016, we had $24.2 million of outstanding borrowings under the Senior Credit Facility, a borrowing base deficiency of $18.8 million and no availability.  In addition, we were not in compliance with certain covenants in the Second Waiver and Consent, including the requirement to enter into a binding purchase and sale agreement for Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) by May 15, 2016.  We continue to work with the Lenders to satisfy these conditions and restructure our Senior Credit Facility obligations.  Subsequent to June 30, 2016, we repaid $0.9 million of principal under the Senior Credit Facility, reducing the outstanding balance to $23.3 million and the borrowing base deficiency to $17.9 million as of August 8, 2016.  In addition, as of June 30, 2016 and August 8, 2016, the Lenders held $7.2 million and $12.0 million, respectively, of restricted cash in our collection accounts in Turkey.

Given the unfavorable market conditions and our limited access to capital, we are focused on the following near-term business strategies: (i) the sale of assets to raise cash, (ii) a significantly reduced development plan focused on maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations, (iii) continued cost reduction measures to reduce our operating costs and general and administrative expenses, and (iv) restructuring, repaying or refinancing our debt obligations, including the Senior Credit Facility and our convertible notes.  During the second quarter of 2016, we engaged Seaport Global Inc. as an independent advisor, and our management is actively pursuing improving our working capital position and/or restructuring our future debt service. Notwithstanding these measures, there can be no assurance that we will be able to successfully sell assets or cure, waive or extend the deadline to repay the borrowing base deficiency repayment obligation.

These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

Financial and Operational Performance Summary

The following is a summary of our financial and operational performance for the second quarter of 2016:

•	We reported a $6.5 million net loss from continuing operations for the three months ended June 30, 2016.
•	We derived 82.9% of our oil and natural gas revenues from the production of oil and 17.1% from the production of natural gas during the three months ended June 30, 2016.
•

Total oil and natural gas sales revenues decreased 34.1% to $16.2 million for the quarter ended June 30, 2016, from $24.5 million in the same period in 2015. The decrease was primarily the result of a $12.84 decrease in the average price received per barrel of oil equivalent (“Boe”) and a decrease in sales volumes of 61 Mboe.

•	For the quarter ended June 30, 2016, we incurred $0.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $4.5 million for the quarter ended June 30, 2015.
•

As of June 30, 2016, not including unamortized deferred financing costs and liabilities held for sale, we had $55.0 million in long-term debt and $29.7 million in short-term debt, as compared to $55.0 million in long-term debt and $41.9 million in short-term debt as of December 31, 2015.  During the quarter ended June 30, 2016, we repaid $9.6 million in debt as we continue to focus on deleveraging our balance sheet.

Second Quarter 2016 Operational Update

During the second quarter of 2016, we completed one well and continued workover and production optimizations in Southeastern Turkey.  The following summarizes our operations by location during the second quarter of 2016:

Turkey-Southeast

In the second quarter of 2016, we re-tested the Catak-1 well and, subsequently, completed it as a Bedinan producer.  This discovery well has allowed us to apply for, and be granted, a two-year extension on our West Molla license.  We are still in the process of our electrification and gas utilization project in the Bahar field.  We expect to complete this project, which will allow for further well optimization, this summer.

In Selmo, we continued facility modifications and upgrading the western pipeline extension.  We also performed minor optimization and maintenance work.  Following the completion of the pipeline upgrades, we will be able to perform additional production optimization work.

Turkey-Northwest

We did not engage in any new drilling activities during the second quarter of 2016, but spud the Guney Reisdere-1 obligation well (50% working interest) on August 2, 2016, and plan to resume workover activity in the third quarter of 2016.

Bulgaria

We continue to evaluate our position in Bulgaria with updated geologic models and continue to market a joint venture exploration program for our assets in Bulgaria.

Planned Operations

We currently plan to execute the following activities under our reduced development plan during the remainder of 2016:

Turkey. We will continue our well optimizations in the Bahar and Selmo fields.  Upon spudding the Guney Reisdere-1 obligation well in August in the Thrace Basin, we have fulfilled all drilling obligations in Turkey to maintain our acreage through the end of 2016.  We also continue to evaluate and perform secondary recovery and workover operations that we expect to be cash flow positive at current oil prices.

Bulgaria.  We plan to continue working on our geologic model for additional prospects and continue to market a joint venture exploration program for our assets in Bulgaria.

Discontinued Operations in Albania

In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd. (“Stream”), to GBC Oil Company Ltd. (“GBC Oil”) in exchange for (i) the future payment of $2.3 million to Raiffeisen Bank Sh.A. (“Raiffeisen”) to pay down a term loan facility, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  TransAtlantic Albania Ltd. (“TransAtlantic Albania”), Stream’s

wholly owned subsidiary, owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  Prior to the sale of Stream to GBC Oil, TransAtlantic Albania entered into an assignment and assumption agreement pursuant to which TransAtlantic Albania will assign its Delvina natural gas assets and $12.9 million of associated liabilities (the “Delvina Gas Liabilities”) to Delvina Gas Company, Ltd. (“Delvina Gas”), our newly formed, wholly owned subsidiary, to be effective immediately upon receipt of required contractual consents. There is no assurance that we will be able to obtain the required contractual consents.  In addition, we agreed to indemnify GBC Oil and Stream for the Delvina Gas Liabilities.  We are currently negotiating a joint venture with a third party for the purchase of a portion of Delvina Gas.  There is no assurance that we will be able to complete a joint venture for the purchase of a portion of Delvina Gas.  If the Delvina natural gas assets are not transferred to Delvina Gas due to a breach of the purchase agreement by GBC Oil or its affiliates, we believe we have contractual damages claims that would offset any such indemnification obligations, including the account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania to Viking International Limited.  Subsequent to the divestiture, we reduced the $12.9 million of indemnification liabilities to $9.5 million due to the cancellation of the Account Payable.  We have presented the Albanian segment operating results as discontinued operations for the three and six months ended June 30, 2016 and June 30, 2015.

Discontinued Operations in Morocco

In June 2011, we decided to discontinue our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for the three and six months ended June 30, 2016 and June 30, 2015.

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

There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Continuing Operations—Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Our results of continuing operations for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Change
	2016	2015	2016-2015
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	329	343	(14)
Natural gas (Mmcf)	391	676	(285)
Total production (Mboe)	395	456	(61)
Average daily sales volumes (Boepd)	4,335	5,006	(671)
Average prices:
Oil (per Bbl)	$40.67	$56.03	$(15.36)
Natural gas (per Mcf)	$7.08	$7.84	$(0.76)
Oil equivalent (per Boe)	$40.97	$53.81	$(12.84)
Revenues:
Oil and natural gas sales	$16,162	$24,513	$(8,351)
Sales of purchased natural gas	1,520	490	1,030
Other	16	50	(34)
Total revenues	17,698	25,053	(7,355)
Costs and expenses (income):
Production	3,069	3,334	(265)
Exploration, abandonment and impairment	128	4,093	(3,965)
Cost of purchased natural gas	1,341	469	872
General and administrative	3,899	6,692	(2,793)
Depletion	7,233	8,272	(1,039)
Depreciation and amortization	574	684	(110)
Interest and other expense	2,614	3,343	(729)
Interest and other income	(190)	(188)	(2)
Foreign exchange loss (gain)	611	(805)	1,416
Loss on commodity derivative contracts:
Cash settlements on commodity derivative contracts	231	2,864	(2,633)
Change in fair value on commodity derivative contracts	(3,234)	(6,138)	2,904
Total loss on commodity derivative contracts	(3,003)	(3,274)	271
Oil and natural gas costs per Boe:
Production	$6.81	$6.40	$0.41
Depletion	$16.04	$12.04	$4.00

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $8.4 million to $16.2 million for the three months ended June 30, 2016, from $24.5 million realized in the same period in 2015.  The decrease was primarily due to a decrease in the average realized price per Boe and reduced production.  Our average price received decreased $12.84 per Boe to $40.97 per Boe for the three months ended June 30, 2016, from $53.81 per Boe for the same period in 2015.  Additionally, our average daily sales volumes decreased 671 Boepd for the three months ended June 30, 2016, as compared to the same period in 2015.

Production. Production expenses for the three months ended June 30, 2016 decreased to $3.1 million, or $6.81 per Boe, from $3.3 million, or $6.40 per Boe, for the same period in 2015.  The decrease was primarily due to fewer workovers, reduced headcount and successful cost-cutting measures in our field operations during the three months ended June 30, 2016, as compared to the same period in 2015.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended June 30, 2016 decreased $4.0 million to $0.1 million, from $4.1 million for the same period in 2015.

General and Administrative. General and administrative expense was $3.9 million for the three months ended June 30, 2016, compared to $6.7 million for the same period in 2015.  Our general and administrative expenses decreased $2.8 million due to a $2.3 million decrease in personnel expenses, a $0.3 million decrease in office expenses, a $0.1 million decrease in travel expenses and a $0.1 million decrease in legal, accounting and other services.

Depletion. Depletion decreased to $7.2 million, or $16.04 per Boe, for the three months ended June 30, 2016, compared to $8.3 million, or $12.04 per Boe, for the same period of 2015. The decrease was primarily due to a reduction in the net book value of our Goksu field to zero during 2015, which resulted in lower depletion expense during the three months ended June 30, 2016.

Interest and Other Expense. Interest and other expense decreased to $2.6 million for the three months ended June 30, 2016, compared to $3.3 million for the same period in 2015. The decrease was primarily due to our lower average debt balances during the three months ended June 30, 2016 versus the same period in 2015.

Interest and Other Income. Interest and other income remained unchanged at $0.2 million for the three months ended June 30, 2016, as compared to $0.2 million for the same period in 2015.

Foreign Exchange Loss (Gain). We recorded a foreign exchange loss of $0.6 million during the three months ended June 30, 2016, as compared to a gain of $0.8 million in the same period in 2015. The foreign exchange loss is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The foreign exchange loss for the three months ended June 30, 2016 was due to a 2.1% decrease in the value of the TRY compared to the U.S. Dollar, versus a 2.9% decrease in the value of the TRY for the three months ended June 30, 2015.

Loss on Commodity Derivative Contracts. During the three months ended June 30, 2016, we recorded a net loss on commodity derivative contracts of $3.0 million, as compared to a net loss of $3.3 million for the same period in 2015. During the three months ended June 30, 2016, we recorded a $3.2 million loss to mark our commodity derivative contracts to their fair value and a $0.2 million gain on settled contracts. During the same period in 2015, we recorded a $6.1 million loss to mark our derivative contracts to their fair value and a $2.9 million gain on settled contracts.

Other Comprehensive Income (Loss). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the three months ended June 30, 2016 decreased to a loss of $2.3 million from a loss of $4.9 million for the same period in 2015.  The decrease in foreign currency translation loss in the three months ended June 30, 2016 was due to a 2.1% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 2.9% decrease in the value of the TRY for the three months ended June 30, 2015.

Discontinued Operations. All revenues and expenses associated with our Albanian and Moroccan operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania and Morocco are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the three months ended June, 2016
Total revenues	$-	$-	$-
Production and transportation expense	-	-	-
Total other costs and expenses	118	-	118
Loss before income taxes	$(118)	$-	$(118)
Gain on disposal of discontinued operations	-	-	-
Income tax benefit	-	-	-
Loss from discontinued operations	$(118)	$-	$(118)

For the three months ended June, 2015
Total revenues	$3,437	$-	$3,437
Production and transportation expense	3,763	-	3,763
Total other costs and expenses	1,801	-	1,801
Total other income	(8)	-	(8)
Loss before income taxes	$(2,135)	$-	$(2,135)
Income tax benefit	574	-	574
Loss from discontinued operations	$(1,561)	$-	$(1,561)

Results of Continuing Operations—Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Our results of continuing operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,		Change
	2016	2015	2016-2015
	(in thousands of U.S. Dollars, except per unit amounts and volumes)
Sales volumes:
Oil (Mbbl)	685	724	(39)
Natural gas (Mmcf)	869	1,410	(541)
Total production (Mboe)	830	958	(128)
Average daily sales volumes (Boepd)	4,561	5,295	(734)
Average prices:
Oil (per Bbl)	$35.82	$53.25	$(17.43)
Natural gas (per Mcf)	$7.07	$8.08	$(1.01)
Oil equivalent (per Boe)	$36.97	$52.09	$(15.12)
Revenues:
Oil and natural gas sales	$30,688	$49,921	$(19,233)
Sales of purchased natural gas	2,546	788	1,758
Other	30	101	(71)
Total revenues	33,264	50,810	(17,546)
Costs and expenses (income):
Production	5,955	6,955	(1,000)
Exploration, abandonment and impairment	1,433	4,440	(3,007)
Cost of purchased natural gas	2,237	735	1,502
General and administrative	8,742	13,815	(5,073)
Depletion	14,827	18,687	(3,860)
Depreciation and amortization	946	1,323	(377)
Interest and other expense	5,270	6,451	(1,181)
Interest and other income	(402)	(351)	(51)
Foreign exchange loss	269	5,646	(5,377)
(Loss) gain on commodity derivative contracts:
Cash settlements on commodity derivative contracts	1,459	7,248	(5,789)
Change in fair value on commodity derivative contracts	(3,691)	(6,710)	3,019
Total (loss) gain on commodity derivative contracts	(2,232)	538	(2,770)
Oil and natural gas costs per Boe:
Production	$6.28	$6.35	$(0.07)
Depletion	$15.63	$17.05	$(1.42)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $19.2 million to $30.7 million for the six months ended June 30, 2016, from $49.9 million realized in the same period in 2015.  The decrease was primarily due to a decrease in the average realized price per Boe and reduced production.  Our average price received decreased $15.12 per Boe to $36.97 per Boe for the six months ended June 30, 2016, from $52.09 per Boe for the same period in 2015.  Additionally, our average daily sales volumes decreased 734 Boepd for the six months ended June 30, 2016, as compared to the same period in 2015.

Production. Production expenses for the six months ended June 30, 2016 decreased to $6.0 million, or $6.28 per Boe, from $7.0 million, or $6.35 per Boe, for the same period in 2015.  The decrease in Turkey was primarily due to fewer workovers, reduced headcount and successful cost-cutting measures in our field operations during the six months ended June 30, 2016, as compared to the same period in 2015.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the six months ended June 30, 2016 decreased $3.0 million to $1.4 million, from $4.4 million for the same period in 2015. During the six months ended June 30, 2016, we incurred proved property impairment of $1.4 million.

General and Administrative. General and administrative expense was $8.7 million for the six months ended June 30, 2016, compared to $13.8 million for the same period in 2015.  Our general and administrative expenses decreased $5.1 million due to a $4.5 million decrease in personnel expenses, a $0.6 million decrease in office expenses and a $0.3 million decrease in travel expenses, which was partially offset by an increase in legal, accounting and other services of $0.4 million.

Depletion. Depletion decreased to $14.8 million, or $15.63 per Boe, for the six months ended June 30, 2016, compared to $18.7 million, or $17.05 per Boe, for the same period of 2015. The decrease was primarily due to a reduction in the net book value of our Goksu field to zero during 2015, which resulted in lower depletion expense during the six months ended June 30, 2016.

Interest and Other Expense. Interest and other expense decreased to $5.3 million for the six months ended June 30, 2016, compared to $6.5 million for the same period in 2015. The decrease was primarily due to our lower average debt balances during the six months ended June 30, 2016 versus the same period in 2015.

Interest and Other Income. Interest and other income remained unchanged at $0.4 million for the six months ended June 30, 2016, as compared to $0.4 million for the same period in 2015.

Foreign Exchange Loss. We recorded a foreign exchange loss of $0.3 million during the six months ended June 30, 2016, as compared to a loss of $5.6 million in the same period in 2015. The foreign exchange loss is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The foreign exchange loss for the six months ended June 30, 2016 was due to a 1.0% decrease in the value of the TRY compared to the U.S. Dollar, versus a 15.8% decrease in the value of the TRY for the six months ended June 30, 2015.

(Loss) Gain on Commodity Derivative Contracts. During the six months ended June 30, 2016, we recorded a net loss on commodity derivative contracts of $2.2 million, as compared to a net gain of $0.5 million for the same period in 2015. During the six months ended June 30, 2016, we recorded a $3.7 million loss to mark our commodity derivative contracts to their fair value and a $1.5 million gain on settled contracts. During the same period in 2015, we recorded a $6.7 million loss to mark our derivative contracts to their fair value and a $7.2 million gain on settled contracts.

Other Comprehensive Income (Loss). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the six months ended June 30, 2016 increased to a gain of $0.7 million from a loss of $28.5 million for the same period in 2015.  The increase in foreign currency translation adjustments in the six months ended June 30, 2016 was due to a 1.0% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 15.8% decrease in the value of the TRY for the six months ended June 30, 2015.

Discontinued Operations. All revenues and expenses associated with our Albanian and Moroccan operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania and Morocco are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the six months ended June, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,155	-	1,155
Total other costs and expenses	527	-	527
Loss before income taxes	$(1,056)	$-	$(1,056)
Gain on disposal of discontinued operations	749	-	749
Income tax benefit	204	-	204
Loss from discontinued operations	$(103)	$-	$(103)

For the six months ended June, 2015
Total revenues	$4,676	$-	$4,676
Production and transportation expense	6,138	-	6,138
Total other costs and expenses	3,836	-	3,836
Total other income	1,583	-	1,583
Loss before income taxes	$(3,715)	$-	$(3,715)
Income tax benefit	683	-	683
Loss from discontinued operations	$(3,032)	$-	$(3,032)

Capital Expenditures

For the quarter ended June 30, 2016, we incurred $0.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $4.5 million for the quarter ended June 30, 2015.  The decrease was due to our planned reduction in our capital expenditures during the quarter ended June 30, 2016.

We expect our net field capital expenditures for the remainder of 2016 to range between $2.0 million and $10.0 million in Turkey for obligation wells and low cost, high return well optimizations. We do not anticipate material capital expenditures in Bulgaria during the remainder of 2016. We expect cash on hand and cash flow from operations will be sufficient to fund our remaining 2016 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2016 capital expenditure budget is subject to change.

Cash Flows

Net cash provided by operating activities from continuing operations during the six months ended June 30, 2016 was $11.6 million, a decrease from net cash provided by operating activities from continuing operations of $28.2 million during the same period in 2015, due primarily to a decrease in our oil and natural gas sales and a decrease in cash settlements on our commodity derivative contracts.  Net cash used in investing activities from continuing operations for the six months ended June 30, 2016 decreased to $6.7 million, compared to net cash used in investing activities from continuing operations of $13.3 million for the same period in 2015, due primarily to a decrease in drilling operations in light of the low oil price environment.  Additionally, net cash used in financing activities from continuing operations for the six months ended June 30, 2016 was $10.5 million, an increase from net cash used in financing activities from continuing operations of $1.1 million for the same period in 2015, due primarily to a decrease in our borrowings and higher loan repayments in 2016.

Liquidity and Capital Resources

On a consolidated basis, as of June 30, 2016, TransAtlantic had $84.7 million of indebtedness, not including $14.9 million of trade payables, as further described below.  TransAtlantic believes that its cash flow from operations will be sufficient to meet its normal operating requirements and to fund planned capital expenditures during the next 12 months.

Outstanding Debt

At June 30, 2016, we had a Senior Credit Facility, a credit facility with a Turkish bank, convertible notes, and promissory notes, all of which are discussed below.

Senior Credit Facility. On May 6, 2014, DMLP, Ltd. (“DMLP”), TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”), Talon Exploration, Ltd. (“Talon Exploration”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Amity Oil International Pty Ltd, (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”) (collectively the “Borrowers”) entered into the Senior Credit Facility with BNP Paribas and the IFC. Each of the Borrowers is our wholly owned subsidiary. The Senior Credit Facility is guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”) and TransAtlantic Worldwide, Ltd. (each, a “Guarantor”).  As of June 30, 2016, we had borrowings of $24.2 million, bearing interest at a rate of three-month LIBOR plus 5.00% per annum (5.63% at June 30, 2016), except as described below.  Pursuant to the terms of the Senior Credit Facility, the borrowing base resets on the first day of each fiscal quarter. The April 2016 redetermination resulted in a $18.8 million borrowing base deficiency under the Senior Credit Facility as of June 30, 2016.  The borrowing base was $5.4 million as of June 30, 2016.

On April 19, 2016, the Company entered into the Second Waiver and Consent with BNP Paribas and IFC. Pursuant to the Second Waiver and Consent, the Lenders provided a conditional waiver of the defaults under the Credit Agreement and permitted the Borrowers to make certain limited transfers and withdrawals from the collection accounts pledged to the Lenders under the Senior Credit Facility.  The Second Waiver and Consent also waived non-compliance with the current ratio financial covenant in the Senior Credit Facility on each of December 31, 2015 and March 31, June 30, and September 30, 2016.

The Second Waiver and Consent included certain conditions, including the following:

(i)

The borrowing base deficiency must be repaid by September 30, 2016 (provided that the Lenders may, in their sole and absolute discretion, agree in writing to extend such date to December 31, 2016) (the “Waiver Period”);

(ii)	All monthly hedge settlement proceeds shall be used to pay down debt outstanding under the Senior Credit Facility;
(iii)	Net proceeds from certain asset sales shall be used to prepay loans outstanding under the Senior Credit Facility;
(iv)	On or before May 15, 2016, the Company shall have entered into a binding purchase and sale agreement for the sale of all of the equity interests in, or all or substantially all of the assets of, TBNG;
(v)	By June 30, 2016, the Lenders shall be granted a security interest over all of the equity interests in, and assets and property of, TBNG; and
(vi)

On or before September 30, 2016, all holders of the 13% Convertible Notes Due 2017 issued by the Company (the “2017 Notes”) shall either (a) convert their debt interests under the 2017 Notes into equity interests, or (b) agree to extend the maturity of the 2017 Notes to April 1, 2019 or later on substantially identical terms.

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

As of June 30, 2016, we had $24.2 million of outstanding borrowings under the Senior Credit Facility, a borrowing base deficiency of $18.8 million and no availability.  In addition, we were not in compliance with certain covenants in the Second Waiver and Consent, including the requirement to enter into a binding purchase and sale agreement for TBNG by May 15, 2016.  We continue to work with the Lenders to satisfy these conditions and restructure our Senior Credit Facility obligations.  Subsequent to June 30, 2016, we repaid $0.9 million of principal under the Senior Credit Facility, reducing the outstanding balance to $23.3 million and the borrowing base deficiency to $17.9 million, as of August 8, 2016.  In addition, as of June 30, 2016 and August 8, 2016, the Lenders held $7.2 million and $12.0 million, respectively, of restricted cash in our collection accounts in Turkey.

As of August 8, 2016, we had granted a security interest in favor of the Lenders over all of the equity interests in, and moveable assets of, TBNG, and were in the process of granting a security interest in favor of the Lenders over all present and future receivables of TBNG. We are also in active negotiations with third party purchasers for the sale of TBNG. We have engaged Seaport Global Inc. as an independent advisor, and our management is actively pursuing alternate structures for the 2017 Notes.

TBNG Credit Facility. TBNG has a fully-drawn credit facility with a Turkish bank.  During the second quarter of 2016, the facility was amended and the monthly principal installments were deferred until August 29, 2016.  The facility may be prepaid without penalty. The facility is secured by a lien on a Turkish real estate property owned by Gundem Turizm Yatirim ve Isletmeleri Anonim Sirketi (“Gundem”), which is 97.5% beneficially owned by Mr. Mitchell and his children. At June 30, 2016, TBNG owed $0.9 million under the credit facility and had no availability.

2017 Notes.  At June 30, 2016, we had $55.0 million aggregate principal amount of 2017 Notes.  The 2017 Notes bear interest at an annual rate of 13.0% per annum.  Interest is payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes mature on July 1, 2017.  The 2017 Notes are convertible at any time, at the election of a holder, into our common shares at a conversion price of $6.80 per share.

On June 30, 2016, we issued 2,905,737 common shares in a private placement to certain holders of the 2017 Notes, at the election of such holders to receive common shares in lieu of cash interest on the 2017 Notes.

West Promissory Notes. In August 2015, TransAtlantic USA entered into promissory notes (the “Promissory Notes”) with each of Mary West CRT 2 LLC and Gary West CRT 2 LLC, shareholders of the Company (collectively, the “Holders”), whereby TransAtlantic USA could borrow up to $1.5 million under each Promissory Note to fund our share repurchase program. The Holders are managed by Randy Rochman, an observer of our board of directors.  Loans under the Promissory Notes accrue interest at a rate of 9.00% per annum and mature on October 1, 2016.  As of June 30, 2016, we had borrowed $1.0 million under the Promissory Notes and had no availability. The funds were used to purchase our common shares pursuant to our share repurchase program.

ANBE Note. On December 30, 2015, TransAtlantic USA entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the children of the Company’s chairman and chief executive officer, N. Malone Mitchell 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum.  On December 30, 2015, the Company borrowed $3.6 million under the Note (the “Initial Advance”) for general corporate purposes.

On June 30, 2016, TransAtlantic USA entered into an extension of the Note (the “Extension”) with ANBE.  The Extension extended the date on which the Company could request advances under the Note from June 15, 2016 to August 15, 2016 and extended the maturity date of the Note from June 30, 2016 to August 31, 2016.  As of June 30, 2016, we had borrowed $3.6 million under the Note and had availability of $1.4 million.

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

On June 30, 2016, we issued 355,826 common shares in a private placement to ANBE in lieu of cash interest on the Note.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our derivative contracts may expose us to credit risk in the event of nonperformance by our counterparty. One of the Lenders is a counterparty to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty.

During the second quarter of 2016, there were no material changes in market risk exposures or their management that would affect the Quantitative or Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.  The following tables set forth our outstanding derivatives contracts, which are settled based on Brent crude oil pricing, with respect to future crude oil production as of June 30, 2016:

Fair Value of Derivative Instruments as of June 30, 2016

		Puts
			Weighted
			Average	Estimated Fair
		Quantity	Price	Value of
Type	Period	(Bbl/day)	(per Bbl)	Asset
				(in thousands)
Put	July 1, 2016— December 31, 2016	738	$50.00	$336
Put	January 1, 2017— December 31, 2017	610	$50.00	1,190
Put	January 1, 2018— December 31, 2018	494	$50.00	1,135
Put	January 1, 2019— March 31, 2019	443	$50.00	253
Total estimated fair value of asset				$2,914

Item 4.	Controls and Procedures

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

As of June 30, 2016, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2016, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors

During the second quarter of 2016, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2016, the Company issued 225,000 common shares of the Company pursuant to a settlement agreement with Direct Petroleum Exploration LLC (“Direct”).  The issuance of the shares was made pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  Direct represented to the Company that it is an “accredited investor”.

On June 30, 2016, the Company issued an aggregate of 5,773,305 common shares in private placements under the Securities Act.  Of the 5,773,305 common shares, (i) 2,905,737 shares were issued to holders of the Company’s outstanding 2017 Notes, at the election of such holders to receive common shares in lieu of cash interest on the 2017 Notes; (ii) 355,826 shares were issued to ANBE in lieu of cash interest on the Note and (iii) 2,511,742 shares were issued for cash, which was used to pay cash interest to certain holders of the 2017 Notes. All of the shares were issued at a value of $0.6599 per share, which was equal to 75% of the 10-day volume weighted average price through the close of trading of the common shares on the NYSE MKT on June 29, 2016.  The issuance of the shares was made pursuant to the exemptions from the registration requirements of the Securities Act provided by Section 4(2) and Rule 506 of Regulation D for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  Each recipient of shares represented to the Company that it is an “accredited investor”.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth our ratio of earnings to fixed charges for the six months ended June 30, 2016. You should read this ratio in connection with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.  Because we did not have preferred stock outstanding during this period, our ratio of earnings to combined fixed charges and preferred dividends for any given period is equivalent to our ratio of earnings to fixed charges.

Six
Months
Ended
June 30,
2016
Ratio of earnings to fixed charges	$-
Deficiency of earnings to fixed charges (in thousands)	(13,784)

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

	High	Low
2016:	$1.49	$0.86
Second Quarter

United States

Our common shares are traded in the United States on the NYSE MKT under the trading symbol “TAT”. The following table sets forth the high and low sales price per common share in U.S. Dollars on the NYSE MKT for the period indicated.

	High	Low
2016:	$1.21	$0.63
Second Quarter

Item 6.	Exhibits

2.1

Share Purchase Agreement, dated February 29, 2016, among TransAtlantic Holdings B.C. Ltd. and Continental Oil & Gas (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March  4, 2016).

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

10.1*

Second Waiver and Consent Agreement, dated April 19, 2016, among Amity Oil International Pty Ltd, DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S., TransAtlantic Exploration Mediterranean International Pty Ltd, Talon Exploration, Ltd., and TransAtlantic Turkey, Ltd., as borrowers; TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and TransAtlantic Petroleum (USA) Corp., as guarantors; BNP Paribas (Suisse) SA and International Finance Corporation, as lenders; and BNPA Paribas (Suisse) SA, as administrative agent.

10.2

Note Amendment Agreement, dated April 19, 2016, by and among TransAtlantic Petroleum Ltd., Dalea Partners, LP., and N. Malone Mitchell, 3rd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.3

Amended and Restated Promissory Note, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.4

Pledge Agreement, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.5

Extension of Convertible Promissory Note, dated June 30, 2016, by and between ANBE Holdings, L.P. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2016, filed with the SEC on July 5, 2016).

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
Wil F. Saqueton Chief Financial Officer

Date: August 10, 2016

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

10.1*

Second Waiver and Consent Agreement, dated April 19, 2016, among Amity Oil International Pty Ltd, DMLP, Ltd., Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S., TransAtlantic Exploration Mediterranean International Pty Ltd, Talon Exploration, Ltd., and TransAtlantic Turkey, Ltd., as borrowers; TransAtlantic Petroleum Ltd., TransAtlantic Worldwide, Ltd. and TransAtlantic Petroleum (USA) Corp., as guarantors; BNP Paribas (Suisse) SA and International Finance Corporation, as lenders; and BNPA Paribas (Suisse) SA, as administrative agent.

10.2

Note Amendment Agreement, dated April 19, 2016, by and among TransAtlantic Petroleum Ltd., Dalea Partners, LP., and N. Malone Mitchell, 3rd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.3

Amended and Restated Promissory Note, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.4

Pledge Agreement, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.5

Extension of Convertible Promissory Note, dated June 30, 2016, by and between ANBE Holdings, L.P. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2016, filed with the SEC on July 5, 2016).

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