Form 10-K
period 2016-12-31
TRANSATLANTIC PETROLEUM LTD.
filed 2017-03-22
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of common shares, par value $0.10 per share, held by non-affiliates of the registrant, based on the last sale price of the common shares on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $22.3 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 17, 2017, there were 47,312,231 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2017 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TRANSATLANTIC PETROLEUM LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. Such factors include, but are not limited to, the following: our ability to access sufficient capital to fund our operations; fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts or sale of assets; future capital requirements and the availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; asset sales; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs or operations; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

Standardized measure of discounted future net cash flows or the Standardized Measure. Under the Standardized Measure, future cash flows for the years ended December 31, 2016, 2015 and 2014 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

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

As of December 31, 2016, we held for sale the ownership interests in our subsidiary Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”).  We completed the sale of TBNG in February 2017.  In this Annual Report on Form 10-K, except as set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to our reserves, wells, production, and acreage in Turkey excludes the reserves, wells, production and acreage of TBNG.

Our Business

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2016, excluding TBNG, we held interests in approximately 395,000 and 165,000 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively, and an operated interest in a joint venture in Albania. As of March 17, 2017, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

Based on the reserves report prepared by DeGolyer and MacNaughton, independent petroleum engineers, our estimated proved reserves at December 31, 2016 in Turkey, excluding TBNG, were approximately 13,599 Mboe, of which 93.6% was oil. Of these estimated proved reserves, 39.4% were proved developed reserves. As of December 31, 2016, the Standardized Measure and PV-10 of our proved reserves in Turkey, excluding TBNG, were $126.5 million and $137.5 million, respectively. See “Item 2. Properties—Value of Proved Reserves” for a reconciliation of PV-10 to the Standardized Measure.

Recent Developments

Sale of TBNG. On February 24, 2017, we sold TBNG for gross proceeds of $20.9 million, and approximate net cash proceeds of $16.3 million, effective as of March 31, 2016.  The purchase price is subject to post-closing adjustments, and we agreed to escrow $3.1 million of the purchase price for 30 days to satisfy any agreed upon purchase price adjustments.

We used $2.7 million of the net proceeds from the sale to pay off our promissory note (as amended, the “Note”) with ANBE Holdings, L.P., (“ANBE”) an entity owned by the adult children of our chairman and chief executive officer, N. Malone Mitchell, 3rd, and controlled by an entity managed by Mr. Mitchell and his wife.  Pursuant to the terms of the Note, we were required to repay it in full within five business days from the closing of the sale of TBNG.

Optional Redemption of 2017 Notes. On January 1, 2017 (the “Redemption Date”), we effected an optional redemption of $4.3 million in aggregate principal amount of our outstanding 13.0% Convertible Notes due 2017 (the “2017 Notes”) at a cash redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon to the Redemption Date.  After the optional redemption, we had $10.0 million of 2017 Notes outstanding.

Our Properties and Operations

Summary of Geographic Areas of Operations

The following table shows net reserves information as of December 31, 2016:

		Proved
	Proved Developed	Undeveloped	Total Proved	Probable Reserves	Possible Reserves
	Reserves (Mboe)	Reserves (Mboe)	Reserves (Mboe)	(Mboe)	(Mboe)
Turkey	5,353	8,246	13,599	12,069	20,393
Albania	47	240	287	788	1,314
TBNG	643	867	1,510	2,776	2,943

Turkey

The following summary excludes TBNG:

As of December 31, 2016, we held interests in 11 onshore and offshore exploration licenses and 25 onshore production leases covering a total of approximately 507,000 gross acres (395,000 net acres) in Turkey. As of December 31, 2016, we had total net proved reserves of 12,730 Mbbl of oil and 5,212 Mmcf of natural gas, net probable reserves of 11,519 Mbbl of oil and 3,300 Mmcf of natural gas and net possible reserves of 11,579 Mbbl of oil and 52,881 Mmcf of natural gas in Turkey. During 2016, our average wellhead production was approximately 4,411 net Boepd of oil and natural gas in Turkey.  See below for further discussion of our current and planned 2017 operations.  The following summarizes our core producing properties in Turkey:

Southeastern Turkey. During 2016, substantially all of our oil production was concentrated in Southeastern Turkey, primarily in the Arpatepe, Bahar, Goksu and Selmo oil fields. These fields are located southwest of the Turkish portion of the North Arabian Basin. The North Arabian Basin includes prolific oil trends that extend from Iran and Iraq into Turkey.

We hold a 100% working interest in the Selmo production lease, which expires in June 2025. The Selmo oil field is the second largest oil field in Turkey in terms of historical cumulative production and is responsible for a large portion of our current crude oil production. We expanded our waterflood program and executed several low-cost production optimizations in the Selmo field in 2016.  We believe secondary recovery will continue to increase production recovery from the field. For 2016, our net wellhead production of crude oil from the Selmo field was 735,562 Bbls at an average rate of approximately 2,010 Bbl/d. Turkiye Petrolleri Anonim Ortakligi (“TPAO”), a Turkish government-owned oil and natural gas company, and Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchase all of our crude oil production from the Selmo oil field, which is transported by truck to their neighboring facilities. At December 31, 2016, we had 53 gross and net producing wells in the Selmo oil field.

We hold a 100% working interest in each of our two Molla exploration licenses and one Molla production license, which contain the Goksu and Bahar oil fields. In the Molla licenses, we target Bedinan, Dadas, Hazro and Mardin formations, which produce on the licenses.  For 2016, our wellhead production of crude oil from the Molla licenses was 584,047 Bbls at an average rate of approximately 1,596 Bbl/d. At December 31, 2016, we had eight gross and net producing wells on the Molla licenses.

We hold a 50% working interest in our Arpatepe production lease. For 2016, our wellhead production of crude oil from the Arpatepe field was 54,036 Bbls at an average rate of approximately 148 Bbl/d. At December 31, 2016, we had six gross (three net) producing wells on the Arpatepe production lease. We have operated the Arpatepe production lease since December 2015.

We hold a 50% working interest in the Bakuk production license.  For 2016, our production was shut in.

Northwestern Turkey. Substantially all of our natural gas production is concentrated in the Thrace Basin, which is one of Turkey’s most productive onshore natural gas regions. It is located in northwestern Turkey near Istanbul.  For 2016, our net wellhead production was 449 Mmcf at an average rate of approximately 1.2 Mmcf/d.

Bulgaria

As of December 31, 2016, we held interests in one production concession covering a total of approximately 165,000 net undeveloped acres in Bulgaria. During 2016, we had no production or reserves in Bulgaria.  See below for further discussion of our planned 2017 operations.

Albania

As of December 31, 2016, we owned a 25% interest in one onshore gas field through a joint venture.

Current Operations

As of March 17, 2017, our year-to-date net wellhead production in Turkey was of approximately 3,630 Bbl/d, primarily from Selmo, Arpatepe and Molla, and approximately 5.2 Mmcf/d of natural gas, primarily from the Thrace Basin.

In January 2017, we spud the Bahar-11H well in the Bahar field in Southeastern Turkey.  Drilling is ongoing, and we expect this to be completed in the Bahar structure.  We expect to start completion operations in the second quarter of 2017.  We have also continued construction of an enhanced production facility in the Bahar field and the electrification of the field via natural gas powered generators.  We expect this project to be fully completed late in the first quarter of 2017.  In the Selmo field in Southeastern Turkey, we have continued with low cost workovers and facility enhancements.

Planned Operations

We expect our net field capital expenditures for 2017 to range between $25.0 million and $35.0 million.  We expect net field capital expenditures during 2017 to include approximately $24.0 million of drilling and completion expense for between five and six gross wells, between $3.0 million and $4.5 million for 3D seismic, and $1.0 million in infrastructure improvements and other capital investments in Southeast Turkey.  Most of the remaining 2017 expenditures are expected to be invested in our Selmo, Bahar and Molla areas of Southeast Turkey and the Koynare license in Bulgaria.  We expect cash on hand and cash flow from operations will be sufficient to fund our 2017 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2017 capital expenditure budget is subject to change.

Principal Markets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), we had two reportable geographic segments during 2016: Turkey and Bulgaria. For financial information about our operating segments and geographic areas, refer to “Note 12—Segment information” to our consolidated financial statements.

Customers

Oil. During 2016, 93.3% of our oil production, which is U.S. Dollar indexed, was concentrated in the Selmo and Bahar oil fields in Turkey. TUPRAS purchases the majority of our oil production. During 2016, we sold $52.2 million of oil to TUPRAS, representing approximately 76.1% of our total revenues. We sell all of our Southeastern Turkey oil to TUPRAS pursuant to a domestic crude oil purchase and sale agreement. Under the purchase and sale agreement, TUPRAS purchases oil produced by us and delivered to our Boru Hatlari ile Petrol Tasima A.S. (“BOTAŞ”) Batman tanks and to the BOTAŞ Dörtyol plant. The price of the oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. The purchase and sale agreement automatically renews for successive one-year terms unless earlier terminated in writing by either party.  All payments for our oil production made by TUPRAS for the past eight years have been in full and on time.  No other purchasers of our oil accounted for more than 10% of our total revenues.

Natural Gas. During 2016, no purchasers of our natural gas production, which is indexed on the New Turkish Lira (“TRY”), accounted for 10% or more of our total revenues.

Competition

We operate in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a number of other companies, including U.S.-based and international companies doing business in each of the countries in which we operate. We face competition from both major and other independent oil and natural gas companies in each of the following areas seeking oil and natural gas exploration licenses and production licenses and leases and acquiring desirable producing properties or new leases for future exploration.

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

For unconventional reservoirs, including the Mezardere formation in the Thrace Basin, a typical fracture stimulation consists of injecting between 20,000 and 100,000 gallons of fluid that contain between 10,000 and 150,000 pounds of sand per stage. Fluids vary depending on formation and treatment objective but, in general, are either slickwater (fresh water with salt and friction reducer) or a gelled fluid containing organic polymers with a 4% potassium chloride solution and required breakers. Fracture stimulations in Molla are conducted in a low permeability reservoir. These stimulations generally consist of injecting between 20,000 and 100,000 gallons of fluid that contain between 10,000 and 100,000 pounds of sand per stage. Fluids are generally a mixture of slickwater and gells, which is typical in stimulation. The size of fracture stimulation treatments is dependent on net pay thickness and the proximity of the hydrocarbon zones of interest to water bearing zones.

Although the cost of each well will vary, on average approximately 15% to 30% of the total cost of completing a well at Selmo is associated with stimulation activities. We account for these costs as typical drilling and completion costs and include them in our capital expenditure budget.

We diligently review best practices and industry standards in connection with fracture stimulation activities and strive to comply with all regulatory requirements in the protection of potable water sources. Protective practices include, but are not limited to, setting multiple strings of protection pipe across potable water sources, cementing surface casing from setting depth to surface and second string from setting depth up into the surface casing and, in some cases, to surface, continuously monitoring the fracture stimulation process in real time and disposing of all non-commercially produced fluids in certified disposal wells at depths below the potable water sources or at a certified water treatment plant. In Southeast Turkey, the base of potable water is generally 3,000 feet to 8,000 feet above the hydrocarbon zones.  There have not been any incidents, citations or suits involving environmental concerns related to our fracture stimulation operations on our properties.

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

Governmental Regulations

Government Regulations. Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations concerning exploration, development, production, exports, taxes, labor laws and standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

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

Repatriation of Earnings. Currently, there are no prohibitions on the repatriation of earnings or capital to foreign entities from Turkey, Albania or Bulgaria. However, there can be no assurance that any such prohibitions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future. We may be liable for the payment of taxes upon repatriation of certain earnings from the aforementioned countries.

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

Insurance

We currently carry general liability insurance and excess liability insurance, including pollution insurance, with a combined annual limit of $22.0 million per occurrence and $24.0 million in the aggregate. These insurance policies contain maximum policy limits and are subject to customary exclusions and limitations. Our general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if, the general liability insurance per occurrence limit is reached.  We also maintain control of well insurance. Our control of well insurance has a per occurrence and combined single limit of $15.0 million and is subject to deductibles ranging from $100,000 to $150,000 per occurrence.  In addition, we carry a political risk policy, which covers our scheduled production facilities in the event of an act of terrorism with an annual limit of $16.8 million.  This policy also contains business interruption coverage, with an annual limit of $29.1 million, if one or more of the production facilities lose production due to a political risk event.  We will continue to monitor our insurance coverage and will maintain appropriate levels of insurance to satisfy applicable regulations, as well as maintain levels of insurance appropriate for prudent operations within the industry in which we operate.

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

Employees

As of December 31, 2016, we employed 169 people in Turkey, including 62 with TBNG, 28 people in Addison, Texas and 6 people in Bulgaria. Approximately 40 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with the Petroleum, Chemical and Rubber Workers Union of Turkey (“PETROL-IS”). Approximately 40 of our employees at another of our subsidiaries operating in Turkey were represented by a separate collective bargaining agreement with PETROL-IS.

Following the sale of TBNG on February 24, 2017, we employed 111 people in Turkey and approximately 40 at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with PETROL-IS.  We consider our employee relations to be satisfactory.

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

Our common shares are listed on the NYSE MKT LLC (“NYSE MKT”). Section 110 of the NYSE MKT company guide permits the NYSE MKT to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE MKT listing criteria, and to grant exemptions from NYSE MKT listing criteria based on these considerations. A description of the significant ways in which our governance practices differ from those followed by US domestic companies pursuant to NYSE MKT standards is available on our website, www.transatlanticpetroleum.com, under Corporate Governance page, which is accessible under the About heading on the home page.

Executive Officers of the Registrant

The following table and text sets forth certain information with respect to our executive officers as of March 1, 2017:

Name	Age	Positions
N. Malone Mitchell 3rd	55	Chairman and Chief Executive Officer
Todd C. Dutton	63	President
Christopher R. Elmore	38	Interim Principal Accounting and Financial Officer
Chad D. Burkhardt	43	Vice President, General Counsel and Corporate Secretary
Harold “Lee” Muncy	64	Vice President of Geosciences

N. Malone Mitchell 3rd has served as our chief executive officer since May 2011, as a director since April 2008 and as our chairman since May 2008. Since 2005, Mr. Mitchell has served as the president of Riata Corporate Group, LLC and Longfellow Energy, LLC, a Dallas-based private oil and natural gas exploration and production company. From June to December 2006, Mr. Mitchell served as president and chief operating officer of SandRidge Energy, Inc. (formerly Riata Energy, Inc.), an independent oil and natural gas company concentrating in exploration, development and production activities. Until he sold his controlling interest in Riata Energy, Inc. in June 2006, Mr. Mitchell also served as president, chief executive officer and chairman of Riata Energy, Inc., which Mr. Mitchell founded in 1985 and built into one of the largest privately held energy companies in the United States.

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

Christopher R. Elmore has served as interim principal accounting and financial officer since September 2016, and as vice president accounting and corporate controller since May 2013.  Mr. Elmore previously served as an audit senior manager with KPMG LLP, where he worked for twelve years in positions of increasing responsibility in the Dallas, Texas audit practice and KPMG LLP’s U.S. accounting and reporting groups in Zurich and London.  Mr. Elmore holds a B.S. degree in Accounting and Finance from Florida State University and is a certified public accountant.

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

Virtually all of our international operations are performed in the emerging markets of Turkey and Bulgaria, which may expose us to greater risks than those associated with U.S. or Canadian markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations:

•	the risk of, and disruptions due to, expropriation, nationalization, war, terrorism, revolution, election outcomes, economic instability, political instability, or border disputes;
•	the uncertainty of local contractual terms, renegotiation or modification of existing contracts and enforcement of contractual terms in disputes before local courts;
•	the risk of import, export and transportation regulations and tariffs, including boycotts and embargoes;
•	the risk of not being able to procure residency and work permits for our expatriate personnel;
•	the requirements or regulations imposed by local governments upon local suppliers or subcontractors, or being imposed in an unexpected and rapid manner;
•	taxation and revenue policies, including royalty and tax increases, retroactive tax claims and the imposition of unexpected taxes or other payments on revenues;
•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over foreign operations;
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

Acts of violence, terrorist attacks or civil unrest in Turkey and nearby countries could adversely affect our business.

During 2016, we derived substantially all of our revenue from our continuing operations in Turkey and substantially all of our oil production was derived from Southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq and Syria have occasionally experienced political, social, security and economic problems, terrorist attacks, insurgencies, war and civil unrest.  Since December 2010, political instability has increased in a number of countries in the Middle East and North Africa. As a result of the civil war in Syria, hundreds of thousands of Syrian refugees have fled to Turkey and more can be expected to cross the border if the conflict continues. Moreover, tensions continue between Turkey and Syria.  More recently, Turkey has experienced terrorist attacks in Istanbul, and in July 2016, there was a failed attempt to overthrow the government of President Recep Tayyip Erdoğan.

The current conflict with the terrorist group Islamic State in Iraq and Syria (“ISIS”), the tension in and involving the Kurdish regions of northern Iraq, which are contiguous to the region where our Southeast Turkey licenses are located, and the aftermath the attempted coup d’etat may have political, social or security implications in Turkey or otherwise have a negative impact on the Turkish economy.

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

We have incurred substantial losses in prior years. During 2016, we generated a net loss from continuing operations of $22.4 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays, and other unknown risks.

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

At December 31, 2016, of our total net undeveloped acreage, 22.2% and 12.8% will expire during 2017 and 2018, respectively, unless we are able to extend the permits or licenses covering this acreage or commence production on this acreage and convert the permits or licenses into production leases or concessions. If our permits or licenses expire, we will lose our right to explore and develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.  In addition, if our liquidity continues to be constrained and we are not able to access additional capital, we may be unable to fund the drilling of some or all of our obligation wells, and we could lose some or all of our licenses.

The majority of our oil is sold to one customer, and the loss of this customer could have a material adverse impact on our results of operations.

TUPRAS purchases the majority of our oil production from Turkey, representing 76.1% of our total revenues in 2016. If TUPRAS reduces its oil purchases or fails to purchase our oil production, or there is a material non-payment, our results of operations could be materially and adversely affected. TUPRAS may be subject to its own operating risks that could increase the risk that it could default on its obligations to us. Under Turkish law, TUPRAS is obligated to purchase all of our oil production in Turkey, and we are prohibited from selling any of our oil produced in Turkey to any other customer. Pursuant to a purchase and sale agreement with TUPRAS, the price of oil delivered to TUPRAS is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. Changes to Turkish law could adversely affect our business and results of operations.

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

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service and other obligations.

Our indebtedness could have significant effects on our business. For example, it could:

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

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to our indebtedness and to satisfy any other debt obligations will depend on commodity prices and our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

We could experience labor disputes that could disrupt our business in the future.

As of February 27, 2017, approximately 40 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with PETROL-IS. Potential work disruptions from labor disputes with these employees could disrupt our business and adversely affect our financial condition and results of operations.

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

Future commodity price declines may result in write-downs of our asset carrying values.

We follow the successful efforts method of accounting for our oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed.

The capitalized costs of our oil and natural gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net revenues, we generally must write down the costs of each depletion pool to the estimated fair value (discounted future net cash flows of that depletion pool). Any such charge will not affect our cash flow from operating activities or liquidity, but will reduce our earnings and shareholders’ equity. A decline in oil or natural gas prices from current levels, or other factors, could cause an impairment write-down of capitalized costs and a non-cash charge against future earnings. Once incurred, a write-down of oil and natural gas properties cannot be reversed at a later date, even if oil or natural gas prices increase.

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

The long-term performance of our business depends upon our ability to identify, acquire and develop additional oil and natural gas reserves that are economically recoverable. Future success depends upon our ability to acquire working and revenue interests in properties upon which oil and natural gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain additional proven oil and natural gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop additional oil and natural gas reserves or generate additional revenues. There are no assurances that additional oil and natural gas reserves will be identified or acquired on acceptable terms, or that oil and natural gas reserves will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

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

At December 31, 2016, approximately 60.6% of our total estimated net proved reserves in Turkey, excluding TBNG, were proved undeveloped reserves. Undeveloped reserves, by their nature, are significantly less certain than developed reserves. At December 31, 2016, we also had a significant amount of unproved reserves, which consist of probable and possible reserves. There is significant uncertainty attached to unproved reserves estimates. The discovery, determination and exploitation of undeveloped or unproved reserves requires significant capital expenditures and successful drilling and exploration programs. We do not currently have the funds available to develop our undeveloped reserves.  We may not be able to raise the additional capital that we need to develop these reserves. There is no certainty that we will be able to convert undeveloped reserves to developed reserves or unproved reserves into proved reserves or that our undeveloped or unproved reserves will be economically viable or technically feasible to produce.

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

•	spillage or mishandling of oil, natural gas, brine, well fluids, hydraulic fracturing fluids, toxic gas or other pollutants by third-party service providers;
•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
•	fires and explosions;
•	personal injuries and death;
•	regulatory investigations and penalties; and
•	natural disasters or other catastrophic events.

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

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract.  As of December 31, 2016, all of our commodity derivative contracts were with DenizBank, A.S (“DenizBank”), our primary secured lender.

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

As of March 17, 2017, Mr. Mitchell beneficially owned approximately 47% of our outstanding common shares. In addition, persons and entities affiliated with Mr. Mitchell participated in our offering of $46.1 million aggregate principal amount of 12.0% Series A Convertible Redeemable Preferred Shares (the “Series A Preferred Shares”) and have the right to convert their Series A Preferred Shares to common shares subject to the terms and conditions of the Series A Preferred Shares.  Dalea Partners, LP, an affiliate of Mr. Mitchell, exchanged $2.1 million of the 2017 Notes for 41,000 Series A Preferred Shares and purchased $50,000 in a private placement of the Series A Preferred Shares; trusts benefitting Mr. Mitchell’s four children each exchanged $2.0 million of the 2017 Notes for 40,000 Series A Convertible Shares and purchased $50,000 of the Series A Preferred Shares in a private placement; Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse, exchanged $10.0 million of the 2017 Notes for 200,000 Series A Preferred Shares and purchased $250,000 of the Series A Preferred Shares in a private placement; and a trust benefitting Barbara and Terry Pope, Mr. Mitchell’s sister-in-law and brother-in-law, purchased $200,000 of the 2017 Notes.  As a result, Mr. Mitchell could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with your interests or the interests of our other shareholders.

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

The value of our common shares may be affected by matters that are not related to our operating performance and which are outside of our control. These matters include the following:

•	general economic conditions in the United States, Turkey, Bulgaria, Albania and globally;
•	industry conditions, including fluctuations in the price of oil and natural gas;
•	governmental regulation of the oil and natural gas industry, including environmental regulation and regulation of fracture stimulation activities;
•	fluctuation in foreign exchange or interest rates;
•	liabilities inherent in oil and natural gas operations;
•	geological, technical, drilling and processing problems;
•	unanticipated operating events which can reduce production or cause production to be shut in or delayed;
•	failure to obtain industry partner and other third-party consents and approvals, when required;
•	stock market volatility and market valuations;
•	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;
•	the need to obtain required approvals from regulatory authorities;
•	worldwide supplies and prices of, and demand for, oil and natural gas;

•	political conditions and developments in each of the countries in which we operate;
•	political conditions in oil and natural gas producing regions;
•	revenue and operating results failing to meet expectations in any particular period;
•	investor perception of the oil and natural gas industry;
•	limited trading volume of our common shares;
•	announcements relating to our business or the business of our competitors;
•	the sale of assets;
•	the issuance of common shares, debt or other securities;
•	our liquidity;
•	our ability to raise additional funds or restructure our debt; and
•	loss of key management.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Turkey

The following disclosure regarding our properties in Turkey excludes the properties of TBNG, which we sold in February 2017.

General. As of December 31, 2016, we held interests in 11 onshore and offshore exploration licenses and 25 onshore production leases covering a total of approximately 507,000 gross acres (approximately 395,000 net acres) in Turkey. We acquired our interests in Turkey through acquisitions, as well as through farm-in agreements with existing third-party license holders and through applications submitted to the Turkish General Directorate for Petroleum Affairs (the “GDPA”), the agency responsible for the regulation of oil and natural gas activities under the Ministry of Energy and Natural Resources in Turkey. The following map shows our interests in Turkey:

TURKEY LICENSE STATUS
Moldova
Romania
Ukraine
Russia
Bulgaria
Georgia
Armenia
Azerbaijan
Iran
Turkey
ANKARA
Black Sea
Aegean Sea
Mediterranean Sea
Cyprus
Syria
Iraq
Lebanon
Israel
Jordan
Palestinian Territory
Saudi Arabia
Egypt
II
III
IV
V
VI
VII
VIII
IX
X
XI
XII
XIII
XIV
XV
XVI
XVII
XVIII
TAT Licenses & JV
Production Leases
Districts
0 50 100 200 300 400
Km

Reserves. As of December 31, 2016, we had total net proved reserves of 12,730 Mbbl of oil and 5,212 Mmcf of natural gas, net probable reserves of 11,519 Mbbl of oil and 3,300 Mmcf of natural gas and net possible reserves of 11,579 Mbbl of oil and 52,881 Mmcf of natural gas in Turkey.

Equipment Yards. As of December 31, 2016, we leased equipment yards in Muratli and Diyarbakir and owned equipment yards at Selmo and Edirne.

Commercial Terms. Turkey’s fiscal regime for oil and natural gas licenses is presently comprised of royalties and income tax. The royalty rate is 12.5% and the corporate income tax rate is 20%. There is a 5% net profits interest burden for certain of our non-core wells in the Thrace region of Turkey.  Dividends repatriated from Turkey would be subject to a withholding tax rate of 15% unless reduced by a tax treaty. There is also an 18% value added tax. However, for exploration licenses, no value added tax is assessed on drilling, completion, workover, seismic and geologic activities.

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

The expiration dates reported on our exploration licenses and production leases below are subject to various extensions available under the old petroleum law and the new petroleum law. Those portions of exploration licenses with production are available during any term for conversion to a production lease with a term of 20 years plus two further 10 year extensions if production is maintained. We have converted some of our qualifying acreage into the new petroleum law regulations.  Conversion into the new petroleum law provides for the renewal of the exploration license terms for qualifying acreage.

Southeastern Turkey. The following map shows our interests in Southeastern Turkey at December 31, 2016:

TransAtlantic Licenses: SE Turkey
40° E
41° E
Selmo
829 (prod)
West Molla
5046
New Molla
4845
Expansion
4845
Molla
4174
Molla
M45-A1-1 (prod)
Arpatepe
5003 (prod)
XI
X
Bakuk
5043 (prod)
Exploration License
Production License
Expansion Application
District Boundary
Km
Mi
March, 2017

Arpatepe (Production Lease 5003). We own a 50% working interest in Production Lease 5003, which covers approximately 11,200 gross acres. For 2016, our wellhead production of oil from the Arpatepe field was 54,036 Bbls of oil, at an average rate of approximately 148 Bbl/d.  We are the operator of Production Lease 5003, which expires in November 2028, with extensions available under the new petroleum laws.  We expect to workover several wells and commence water injection to increase production in 2017.

Bakuk (Production Lease 5043). We own a 50% working interest in Production Lease 5043. The production lease covers approximately 34,400 gross acres.  Tiway Turkey, Ltd. (“Tiway”) is the operator of Production Lease 5043, which expires in January 2032, with extensions available under the new petroleum laws.

Bati Yasince Production Lease (Lease M45A1-1). We own a 100% working interest in the Bati Yasince Production Lease, which covers approximately 7,200 gross acres.  We are the operator of the lease, which expires in 2019 with extensions available under the new petroleum laws.  We expect to reenter and drill a horizontal lateral during 2017.

Göksu Production Lease (Lease M45-a4-1). We own a 100% working interest in the the Göksu Production Lease, which covers approximately 14,500 gross acres. For 2016, our wellhead production of oil from the Göksu Production Lease was approximately 36,043 Bbls of oil, at an average rate of approximately 98 Bbls/d. We are the operator of the production lease, which expires in December 2020, with extensions available under the new petroleum laws.  We expect to reenter a producing well and redrill a horizontal lateral during 2017.  We may drill an additional well or wells in 2017.

New Molla License 4845. We own a 100% working interest in the Bahar appraisal wells in this license, which covers approximately 32,700 gross acres. For 2016, our wellhead production of oil from the Bahar appraisal wells was approximately 548,004 Bbls of oil, at an average rate of approximately 1,498 Bbl/d. We are the operator of Exploration License 4845, which expires in March 2019, with extensions available under the new petroleum laws.  On December 1, 2016, we filed a petition with the GDPA for the addition of approximately 27,600 gross acres to Exploration License 4845, which was awarded on January 31, 2017.  We expect to drill several wells in the Bahar field, an exploration well on the Cavuslu Prospect, and acquire 3D seismic on our expanded license, and reprocess additional 3D seismic from our inventory.

West Molla License 5046. We own a 100% working interest in Exploration License 5046, which covers approximately 61,600 gross acres.  We are the operator of Exploration License 5046, which expires in June 2018, with extensions available under the new petroleum laws.  We will redrill the Pinar well from approximately 7,400 feet through Bedinan shows encountered in the original wellbore that was not cased and tested due to wellbore conditions.  We may drill an additional well or wells in 2017.

Selmo (Production Lease 829). We own a 100% working interest in Production Lease 829, which covers 8,900 acres and includes the Selmo oil field.  For 2016, our wellhead production of oil in the Selmo field was approximately 735,562 Bbls of oil, at an average rate of approximately 2,010 Bbl/d. We are the operator of Production Lease 829, which expires in June 2025. We expect to recomplete, deepen and drill one or more wells in 2017.

Northwestern Turkey. The following map shows our interests in northwestern Turkey at December 31, 2016:

TransAtlantic Licenses: Thrace
Bulgaria
Greece
Ortakci
E17-B4-1 (prod)
Kisla
E17-C1-2 (prod)
Arpaci-Ikihoyuk
E17-C2-1 (prod)
Umur-Kuzey Arpaci
E17-C1-1 (prod)
Alpullu
4794 (prod)
Gocerler
4288
Gocerler
4200 (prod)
Dogu Adatepe
F19-B4-1 (prod)
Adatepe
4959 (prod)
Temrez
F17-B3
Temrez
F18-A4
Temrez
F18-A3
Temrez
F18-B4
Gelindere
3659 (prod)
Atakoy
5122 (prod)
Hayrabolu
2926
Karanfiltepe
F17-C2
Karanfiltepe
F18-D1
Karanfiltepe
F18-D2
Karanfiltepe
F17-C3
Karanfiltepe
F18-D4
Banarli
5059 (prod)
Kayi-DTD
F19-D4-1
Bati Karaevli
F19-D4-2 (prod)
Osmanli
F18-C4-2
Bati Kayi
F18-C3-1
Gazioglu
3861 (prod)
Aydede
G18-B1-1
Yagci
G18-B2-1
Dogu Tekirdag
G19-A1-1 (prod)
Tekirdag
3860 (prod)
TransAtlantic Licenses (Retained)
TBNG Licenses (Divested)
License Grid
27° E
28° E
42° N
41° N

Adatepe (Production Lease 4959). We own a 50% working interest in Production Lease 4959, which covers approximately 3,086 gross acres.  We are the operator of Production Lease 4959 which expires in September 2031, with extensions available under the new petroleum laws.

Alpullu (Production Lease 4794) and Temrez (Licenses F17B3, F18A3, F18A4, and F18B4). We own a 100% working interest in the Alpullu Production Lease and the Temrez Licenses, which cover approximately 3,158 acres and 134,296 acres, respectively.  We are the operator of the Alpullu Production Lease and the Temrez Licenses, which expire in September 2028 and July 2020, respectively, with extensions available under the new petroleum laws.

Banarli (Production Lease 5059). We own a 50% working interest in Production Lease 5059, which covers approximately 4,608 gross acres.  We plan to maintain production to satisfy our obligation on Production Lease 5059. We are the operator of Production Lease 5059, which expires in February 2032, with extensions available under the new petroleum laws.

Dogu Adatepe (Production Lease F19-b4-1). We own a 50% working interest in the Dogu Adatepe Production Lease, which covers part of our former Cayirdere license. The lease covers approximately 4,000 gross acres and expires in October 2017, with an additional 28 years of extensions under the new petroleum laws available with the maintenance of production on the production lease.  We are currently evaluating extension options for Production Lease F19-b4-1.

Edirne Production Leases and Habiller Production Lease. We own a 55% working interest in three Edirne Production Leases and a 100% working interest in the Habiller Production Lease, which cover an aggregate of approximately 65,000 gross acres.  We are the operator of the Edirne Production Leases and the Habiller Production Lease which expire in 2034 and March 2020, respectively, with extensions available under the new petroleum laws.

Gocerler (Production Lease 4200 and License 4288). We own a 50% working interest in Production Lease 4200 and License 4288, which cover approximately 3,363 gross acres and 119,000 gross acres, respectively.  We are the operator of Production Lease 4200 and License 4288, which expire in May 2023 and August 2017, respectively, with extensions available under the new petroleum laws.

Bulgaria

General. As of December 31, 2016, we held interests in one production concession and one exploration permit in Bulgaria.  In January 2012, the Bulgarian Parliament enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria. The legislation also had the effect of preventing conventional drilling and completion activities. In June 2012, the Bulgarian Parliament amended the legislation to clarify that conventional drilling and completion activities were not intended to be affected by the law. As long as this legislation remains in effect, our unconventional natural gas exploration, development and production activities in Bulgaria will be significantly constrained. The following map shows our interests in Bulgaria at December 31, 2016:

Romania
Bulgaria
Serbia
FYROM
Greece
Turkey
Montana
Deventci R-1
Deventci R-2
Lovec
Sofia
E79
E83
E772
E871
E80
Wells
Cities
Koynare Concession
Stefanetz Application
Highway
Major road
0
10
20
Km

Reserves. As of December 31, 2016, there were no reserves associated with our properties in Bulgaria.

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

Resident companies which remit dividends outside of Bulgaria are subject to a dividend withholding tax between 10% and 15%, depending on the proportion of the capital owned by the recipient. No customs duty is payable on the export of petroleum, however a customs duty may be payable on the import of material necessary to conduct petroleum operations in certain conditions. There is also a 20% value added tax. Oil is priced at market while natural gas is tied to a bundle pricing based in part on the import price and in part on the domestic price.

Licensing Regime. The licensing process in Bulgaria for oil and natural gas concessions occurs in two stages: exploration permit and then production concession.

Under an exploration permit, the government grants exploration rights for a term of up to five years to conduct seismic and other exploratory activities, including drilling. The recipient of an exploration permit commits to a work program and posts a bank guarantee in the amount of the estimated cost for the program. The area covered by an onshore exploration permit may be as large as 5,000 square kilometers. The exploration permit may be extended for up to two additional two-year terms, subject to fulfillment of minimum work programs, and may be extended for an additional one-year term in order to appraise potential geologic discoveries. Interests under an exploration permit are transferable, subject to government approval. The permit holder is required to pay an annual area fee equal to 40 Bulgarian Lev (approximately $22 at December 31, 2016) per square kilometer, or 40 Bulgarian Lev (approximately $22 at December 31, 2016) per square kilometer in the event the permit term is extended.

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

Koynare. We own a 100% working interest, subject to a 3.02% overriding royalty interest, in the Koynare production concession covering approximately 163,000 acres. The Koynare Concession Area contains the Deventci-R1 well, where we discovered a reservoir in the Jurassic-aged Ozirovo formation at a depth of approximately 13,800 feet, which the Bulgarian government has certified as a geologic and commercial discovery.  In 2017, we expect to redrill the Deventci-R1 well from approximately 10,000 feet to attempt to encounter oil and gas production upthrown from the original wellbore as interpreted from 3D seismic acquired by the Company after the Deventci-R1 well was drilled.  For purposes of our royalty conversion under the “R” factor, we have a cost recovery pool of approximately $40.0 million at December 31, 2016.

Aglen. We have applied to retain the Aglen exploration permit, which covers approximately 1,700 acres within the boundaries of the former A-Lovech exploration permit and lies within the boundary of the Stefenetz Concession Area.  If confirmed, we would reenter one or more existing wells to reestablish gas production.

Albania

General. As of December 31, 2016, we owned a 25% interest in one onshore gas field through a joint venture.  The following map shows our interests in Albania at December 31, 2016:

N
Montenegro
Serbia
FYROM
Albania
Italy
Greece
Gjirokaster
Delvina
Sarande
Kerkyra
TransAtlantic License
Highway
Major road
Cities
0
5
10
Km

Reserves. As of December 31, 2016, we had total net proved reserves of 52 Mbbl of oil and 1,411 Mmcf of natural gas, net probable reserves of 182 Mbbl of oil and 3,634 Mmcf of natural gas and net possible reserves of 299 Mbbl of oil and 6,090 Mmcf of natural gas in Albania.

Commercial Terms.  The Delvina gas field is subject to a License Agreement between Agjencia Kombëtare e Burimeve Natyrore, the Albanian National Agency of Natural Resources (“AKBN”), and Albpetrol, the state owned oil company in Albania, and a Petroleum Agreement with Albpetrol, which together give the owner the right to access and develop the onshore gas field. The License Agreement has a 25-year term, with unlimited five-year renewal options.

The operator is required to submit annual work programs and budgets to Albpetrol each year, including the nature and amount of capital expenditures, which is required to be consistent with the approved plan of development (“PODs”) for the Delvina gas field.  Significant deviations from the PODs are subject to the approval of AKBN and Albpetrol.

Pursuant to the terms of the Petroleum Agreement, the operator pays a 2% to 7.2% gross overriding royalty to Albpetrol, which may be paid in kind or cash. In addition, the operator is required to pay a royalty to Albpetrol based on the amount of pre-existing production (“PEP”) from the wells taken over from Albpetrol.  The PEP royalty is calculated on a well by well basis and is initially equal to 65% to 70% of the PEP preceding the takeover of the well from Albpetrol.  The PEP royalty declines at a rate of 5% per year.

In 2008, a new 10% mineral tax was enacted by the Albanian Ministry of Finance. The new mineral tax is equal to 10% of gross sales after deducting any PEP royalties paid.  Under the Petroleum Agreement, any new financial burdens (including new mineral taxes) are to be neutralized by amendments to the Petroleum Agreement.

Delvina Field. The Delvina natural gas field was discovered in 1987 and produces natural gas and natural gas liquids from fractured carbonates of Cretaceous-Paleocene age at a depth of 2,800 to 3,500 meters. The Delvina natural gas field is connected to potential markets by an existing pipeline.  Additional downstream capacity will be required to fully develop the field.  We plan to workover the previously producing Delvina D4 and D12 vertical wells and return them to production in 2017.

Delvina Joint Venture Transaction.  On September 1, 2016, we completed a joint venture transaction with respect to the assets in the Delvina gas field in Albania (the “Delvina Assets”). We transferred (the “Transfer”) 75% of the outstanding shares of Delvina Gas Company Ltd. (“DelvinaCo”), which owns the Delvina Assets, to Ionian Gas Company Ltd. (“Ionian”).

After the Transfer, we retained a 25% equity interest in DelvinaCo and have agreed to pay 25% of the operating costs of DelvinaCo, subject to a three-year deferral of capital expenditures. For the next three years, Ionian will be responsible for all agreed upon capital expenditures with respect to the Delvina Assets. At the end of the three-year period, the Company will be required to either reimburse Ionian for its 25% share of such capital expenditures or face dilution in its ownership of DelvinaCo.

Summary of Oil and Natural Gas Reserves

The following table summarizes our net proved, probable and possible reserves at December 31, 2016.  In the following table, we have separately reported our net proved, probable and possible reserves for TBNG (which were not evaluated by DeGolyer and MacNaughton), which we sold in February 2017 and which was held for sale at December 31, 2016.

	Reserves
	Oil and Condensate (Mbbl)	Natural Gas (Mmcf)	Total (Mboe)
Reserves Category
Turkey (excluding TBNG)
Proved reserves
Proved developed	4,785	3,405	5,353
Proved undeveloped	7,945	1,807	8,246
Total proved	12,730	5,212	13,599
Probable reserves
Probable developed	832	1,307	1,050
Probable undeveloped	10,687	1,993	11,019
Total probable	11,519	3,300	12,069
Possible reserves
Possible developed	973	1,065	1,151
Possible undeveloped	10,606	51,816	19,242
Total possible	11,579	52,881	20,393
Albania
Proved reserves
Proved developed	8	233	47
Proved undeveloped	44	1,178	240
Total proved	52	1,411	287
Probable reserves
Probable developed	11	309	63
Probable undeveloped	171	3,325	725
Total probable	182	3,634	788
Possible reserves
Possible developed	22	625	126
Possible undeveloped	277	5,465	1,188
Total possible	299	6,090	1,314
TBNG
Proved reserves
Proved developed	3	3,838	643
Proved undeveloped	-	5,199	867
Total proved	3	9,037	1,510
Probable reserves
Probable developed	2	1,398	235
Probable undeveloped	-	15,244	2,541
Total probable	2	16,642	2,776
Possible reserves
Possible developed	3	1,615	272
Possible undeveloped	-	16,023	2,671
Total possible	3	17,638	2,943
Total
Proved reserves
Proved developed	4,796	7,476	6,043
Proved undeveloped	7,989	8,184	9,353
Total proved	12,785	15,660	15,396
Probable reserves
Probable developed	845	3,014	1,348
Probable undeveloped	10,858	20,562	14,285
Total probable	11,703	23,576	15,633
Possible reserves
Possible developed	998	3,305	1,549
Possible undeveloped	10,883	73,304	23,101
Total possible	11,881	76,609	24,650

Value of Proved Reserves

The following table shows our estimated future net revenue, Standardized Measure and PV-10 as of December 31, 2016:

	Turkey	Albania	TBNG (1)	Total
	(in thousands)
Future net revenue	$219,306	$3,502	$33,680	$256,488
Total Standardized Measure (2)	$126,538	$738	$17,658	$144,934
Total PV-10 (3)	$137,490	$738	$20,990	$159,218

(1)	Represents our TBNG assets that were sold in February 2017. As of December 31, 2016, our TBNG assets and liabilities were classified as held for sale on our consolidated balance sheets.
(2)	DeGolyer and MacNaughton did not estimate the Standardized Measure.
(3)

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

	Turkey	Albania	TBNG (1)	Total
	(in thousands)
Total PV-10	$137,490	$738	$20,990	$159,218
Future income taxes (2)	(12,395)	-	(4,070)	(16,465)
Discount of future income taxes at 10% per annum (2)	1,443	-	738	2,181
Standardized Measure (2)	$126,538	$738	$17,658	$144,934

(1)	Represents our TBNG assets that were sold in February 2017. As of December 31, 2016, our TBNG assets and liabilities were classified as held for sale on our consolidated balance sheets.
(2)	DeGolyer and MacNaughton did not estimate future income taxes, the discount of future income taxes at 10% per annum or the Standardized Measure.

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2016, our estimated proved reserves, excluding TBNG, were 13,886 Mboe, a decrease of 2,930 Mboe, or 17.4%, compared to 16,816 Mboe at December 31, 2015.  This decrease was primarily attributable to the sale of all our Albanian oil fields and 75% of our Albanian natural gas field and a 19% decline in the SEC oil price in 2016.  Additionally, proved reserves decreased due to sales volumes of 1,449 Mboe, consisting of 1,374 Mbbls of oil and 449 Mmcf of natural gas.  This was partially offset by an increase in proved reserves in the Bahar and Selmo oil fields of 3,519 Mbbls of oil due primarily to production outperforming previous estimates.  The estimated undiscounted capital costs associated with our proved reserves in Turkey is $166.3 million.

Proved Undeveloped Reserves

At December 31, 2016, our estimated proved undeveloped reserves were 8,486 Mboe, an increase of 2,094 Mboe, or 32.8%, compared to 6,392 Mboe at December 31, 2015. The increase in proved undeveloped reserves was primarily due to a combination of additional planned wells for the Bahar oil field and type curve revisions attributable to improved production performance in the Selmo and Bahar oil fields.  All of our proved undeveloped reserves as of December 31, 2016 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve.  The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $165.0 million, of which $23.7 million is expected to be incurred in 2017.

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

Internal Controls

Management has established, and is responsible for, a number of internal controls designed to provide reasonable assurance that the estimates of proved, probable and possible reserves are computed and reported in accordance with rules and regulations provided by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls consist of documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. We also retained an outside independent engineering firm to prepare estimates of our proved, probable and possible reserves for Turkey, excluding TBNG, Bulgaria and Albania. We work closely with this firm, and management is responsible for providing accurate operating and technical data to it. Management has tested the processes and controls regarding our reserves estimates for 2016. Senior management reviews and approves our reserves estimates, whether prepared internally or by third parties. In addition, our audit committee serves as our reserves committee and is composed of three outside directors, all of whom have experience in the review of energy company reserves evaluations. The audit committee reviews the final reserves estimate and also meets with representatives from the outside engineering firm to discuss their process and findings.

Oil and Natural Gas Reserves under U.S. Law

In the United States, we are required to disclose proved reserves, and we are permitted to disclose probable and possible reserves, using the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X. The estimates of proved, probable and possible reserves presented as of December 31, 2016 for Turkey (excluding TBNG), Bulgaria and Albania, have been prepared by DeGolyer and MacNaughton, our external engineers. The technical person at DeGolyer and MacNaughton that is primarily responsible for overseeing the preparation of our reserves estimates is a Registered Professional Engineer in the State of Texas and has a Bachelor of Science degree in Mechanical Engineering from Kansas State University. He has over 34 years of experience in oil and natural gas reservoir studies and evaluations and is a member of the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with DeGolyer and MacNaughton to ensure the integrity, accuracy and timeliness of data furnished to them for the preparation of their reserves estimates. Our vice president of engineering has over 10 years of experience in oil and natural gas reservoir studies and evaluations. He has a BASC. (Engineering) from the University of British Columbia, and is a registered Professional Engineer (Alberta).

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

The estimates of proved, probable and possible reserves prepared by DeGolyer and MacNaughton for the year ended December 31, 2016 included a detailed evaluation of our Selmo, Arpatepe, Bakuk, Molla and certain Thrace Basin properties in Turkey, our Delvina field in Albania and our West Koynare field in Bulgaria. DeGolyer and MacNaughton determined that their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about whether proved reserves are economically producible from a given date forward, under existing economic conditions, operating methods and government regulations, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

TBNG Reserves

Our December 31, 2016 TBNG reserves were based on estimates made by our internal staff of petroleum and geoscience professionals.

Oil and Natural Gas Reserves under Canadian Law

As a reporting issuer under Alberta, British Columbia and Ontario securities laws, we are required under Canadian law to comply with National Instrument 51-101 “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”) implemented by the members of the Canadian Securities Administrators in all of our reserves related disclosures. DeGolyer and MacNaughton evaluated the Company’s reserves as of December 31, 2016 for Turkey (excluding TBNG), Bulgaria and Albania in accordance with the reserves definitions of NI 51-101 and the Canadian Oil and Gas Evaluators Handbook (“COGEH”). Our annual oil and natural gas reserves disclosures prepared in accordance with NI 51-101 and COGEH and filed in Canada are available at www.sedar.com.

Oil and Natural Gas Sales Volumes

The following table sets forth our sales volumes of oil and natural gas (including by field for any field that contained 15% or more of our total proved reserves) for 2016, 2015 and 2014:

	Sales Volumes
	Oil (1)	Natural Gas	Total
Year	(Bbls)	(Mcf)	(Boe)
2016
Turkey (excluding TBNG)	1,374,190	448,976	1,449,019
Selmo field	735,562	–	735,562
Bahar field	548,004	–	548,004
Total TBNG	1,776	982,161	165,470
Total Turkey	1,375,966	1,431,137	1,614,489
2015
Turkey (excluding TBNG)	1,417,254	602,031	1,517,593
Selmo field	933,925	–	933,925
Bahar field	431,199	–	431,199
Total TBNG	2,781	1,888,986	317,612
Total Turkey	1,420,035	2,491,017	1,835,205
Total Albania	230,855	–	230,855
2014
Turkey (excluding TBNG)	1,299,857	1,062,191	1,476,889
Selmo field	1,023,877	–	1,023,877
Total TBNG	2,582	2,196,346	368,640
Total Turkey	1,302,439	3,258,537	1,845,529
Total Albania	36,200	–	36,200
Gorisht-Kocul field	19,306	–	19,306

(1)	“Oil” volumes include condensate (light oil) and medium crude oil.

Average Sales Price and Production Costs

The following table sets forth the average sales price per Bbl of oil and Mcf of natural gas and the average production cost, not including ad valorem and severance taxes, per unit of production for each of 2016, 2015 and 2014:

	2016	2015	2014
Turkey:
Average Sales Price Oil ($/Bbl)	$39.07	$44.69	$82.92
Natural Gas ($/Mcf)	$6.75	$7.73	$8.67
Unit Costs Production ($/Boe)	$6.68	$6.10	$8.56
Albania:
Average Sales Price Oil ($/Bbl)	$–	$37.10	$52.43
Unit Costs Production ($/Boe)	$–	$26.02	$31.15

Drilling Activity

The following table sets forth the number of net productive and dry exploratory wells and net productive and dry development wells we drilled in 2016, 2015 and 2014:

	Development Wells		Exploratory Wells
	Productive	Dry	Productive	Dry
Turkey:
2016	1.0	–	–	0.5
2015	2.4	–	–	1.4
2014	14.7	2.0	4.6	0.4
Bulgaria:
2016	–	–	–	–
2015	–	–	–	0.3
2014	–	–	–	–
Albania:
2016	–	–	–	–
2015	–	–	–	–
2014	–	–	–	–

Oil and Natural Gas Properties, Wells, Operations and Acreage

Productive Wells. The following table sets forth the number of productive wells (wells that were producing oil or natural gas or were capable of production) in which we held a working interest as of December 31, 2016:

	Oil		Natural Gas
	Gross (1)	Net (2)	Gross (1)	Net (2)
Turkey (excluding TBNG)	67.0	64.0	25.0	12.5
Bulgaria	–	–	–	–
Albania	–	–	–	–
TBNG	1.0	0.4	101.0	41.9

(1)	“Gross wells” means the wells in which we held a working interest (operating or non-operating).
(2)	“Net wells” means the sum of the fractional working interests owned in gross wells.

Developed Acreage. The following table sets forth our total gross and net developed acreage as of December 31, 2016:

	Developed Acres
	Gross (1)	Net (2)
Turkey (excluding TBNG)	144,939	92,225
Bulgaria	–	–
Albania	–	–
TBNG	133,199	55,277
Total	278,138	147,502

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage. The following table sets forth our undeveloped land position as of December 31, 2016:

	Undeveloped Acres
	Gross (1)	Net (2)
Turkey (excluding TBNG)	362,394	302,749
Bulgaria	164,700	164,700
Albania	57,872	14,468
TBNG	312,572	161,660
Total	897,538	643,577

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage Expirations. The following table summarizes by year our undeveloped acreage (excluding TBNG) as of December 31, 2016 that is scheduled to expire in the next five years:

	Undeveloped Acres		% of Total Undeveloped Acres
	Gross (1)	Net (2)	Net (2)
2017	166,538	106,893	22.2
2018	61,560	61,560	12.8
2019	–	–	–
2020	134,296	134,296	27.9
2021	–	–	–

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

We anticipate that we will be able to extend the license terms for substantially all of our undeveloped acreage in Turkey scheduled to expire in 2017 through the execution of our current work commitments.

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

On June 27, 2012, the Kozluk Civil Court of First Instance dismissed the Surface Litigation. The court issued its formal decision on August 8, 2012, and the plaintiffs filed an appeal with the Court of Appeal. The file was reversed by the Court of Appeal and sent back to the Kozluk Civil Court of First Instance in August 2014. The Court of Appeals ruled that the Kozluk Civil Court of First Instance investigate the merits of the dispute to determine the ownership position of the parties, that TPAO should be added as a party to the litigation, and that the cadastral map sheet depicting the real properties at issue must be investigated.  The parties then appealed to the Court of Appeals for correction of judgment.

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

	High	Low
2016:
Fourth Quarter	$1.75	$1.12
Third Quarter	$1.96	$0.93
Second Quarter	$1.52	$0.80
First Quarter	$2.56	$0.71
2015:
Fourth Quarter	$4.30	$1.41
Third Quarter	$6.79	$3.22
Second Quarter	$7.50	$5.78
First Quarter	$6.80	$5.30

United States

Our common shares are traded in the United States on the NYSE MKT exchange under the trading symbol “TAT”. The following table sets forth the high and low sales price per common share in U.S. Dollars on the NYSE MKT for the periods indicated.

	High	Low
2016:
Fourth Quarter	$1.36	$0.86
Third Quarter	$1.52	$0.71
Second Quarter	$1.21	$0.60
First Quarter	$1.86	$0.52
2015:
Fourth Quarter	$3.31	$1.02
Third Quarter	$5.40	$2.38
Second Quarter	$6.18	$4.81
First Quarter	$5.65	$4.04

Common Shares and Dividends

As of March 17, 2017, we had 47,312,231 common shares issued and outstanding and held by 161 record holders, including nominee holders such as banks and brokerage firms who hold shares for beneficial owners.

We have not declared any dividends to date on our common shares. We have no present intention of paying any cash dividends on our common shares in the foreseeable future, as we intend to use cash flow from operations to invest in our business.

Performance Graph

The following graph compares the cumulative total shareholder return on TransAtlantic Petroleum Ltd. common shares with the Russell 2000 Index and the S&P/TSX Capped Energy Sector Index. The graph assumes an investment of $100 on December 31, 2011 in our common shares, the Russell 2000 Index and the S&P/TSX Capped Energy Sector Index, and assumes the reinvestment of dividends where applicable. The share price performance shown on the graph below is not intended and does not necessarily indicate future price performance.

Company/Index

	2011	2012	2013	2014	2015	2016
TransAtlantic Petroleum Ltd.	$100	$63	$65	$41	$11	$8
Russell 2000 Index	$100	$115	$157	$163	$153	$183
S&P/TSX Capped Energy Sector Index	$100	$92	$101	$82	$60	$82

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

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial information from continuing operations for each of the five years in the period ended December 31, 2016. All periods presented have been adjusted to reflect our oilfield services business segment, Moroccan segment, and the Albanian segment as discontinued operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands, except per share amounts)
Total revenues	$68,595	$85,064	$138,830	$130,827	$143,908
Seismic and other exploration	104	370	4,285	14,009	5,040
Net (loss) income from continuing operations	(22,445)	(26,665)	29,214	(13,271)	(6,373)
Net income (loss) from discontinued operations	16,202	(80,873)	(138)	(442)	22,619
Comprehensive (loss) income	(24,969)	(149,818)	14,751	(50,686)	38,470
Basic net (loss) income per common share from continuing operations	(0.51)	(0.65)	0.77	(0.36)	(0.17)
Basic weighted average number of shares outstanding	43,885	40,841	37,829	37,069	36,742

	As of December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands)
Total assets	$196,393	$298,189	$546,236	$346,586	$358,258
Long-term liabilities	35,757	103,537	185,782	63,619	72,819
Shareholders' equity	38,486	58,922	211,464	167,317	213,827
Capital expenditures, including acquisitions(1)	10,186	22,466	111,501	99,951	81,824

(1)	Excludes seismic and other exploration expenditures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2016, excluding TBNG, we held interests in approximately 395,000 and 165,000 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 17, 2017, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

Financial Restructuring and Elimination of Going Concern Assumption

During 2016, we focused on several transactions to deleverage our balance sheet, repay our defaulted senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA and the International Finance Corporation, obtain new debt financing, raise cash from asset sales and refinance our 13.0% Senior Convertible Notes due 2017 (the “2017 Notes”).  The following discussion explains these transactions, the improvement to our balance sheet and the elimination of the going concern assumption.

At December 31, 2015, we had $55.0 million in long-term debt, $35.5 million in short-term, $5.7 million in cash and a $24.5 million working capital deficit (excluding assets and liabilities held for sale).  In addition, we had a $15.5 million borrowing base deficiency under the Senior Credit Facility, and we were not in compliance with the current ratio financial covenant in the Senior Credit Facility.

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

On August 31, 2016, the our wholly-owned subsidiary, TransAtlantic Exploration Mediterranean International Pty Ltd ("TEMI"), entered into a $30.0 million term loan (the "Term Loan") with DenizBank.  TEMI used $22.9 million of the proceeds from the Term Loan to repay the Senior Credit Facility in full (including accrued interest), which was terminated upon repayment, and $1.5 million of the proceeds to repay other short-term debt.  The Term Loan is payable in six monthly installments of $1.25 million each through February 2017 and thereafter in twelve monthly installments of $1.88 million each through February 2018.

On October 13, 2016, TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”), a wholly-owned subsidiary of the Company, entered into a share purchase agreement for the sale of all of the equity interests in Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”).  TBNG owns a portion of our interests in the Thrace Basin area in Turkey.

On November 4, 2016, we issued 921,000 shares of our 12.0% Series A Convertible Redeemable Preferred Shares (the “Series A Preferred Shares”). Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million principal amount of 2017 Notes at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were sold for $5.3 million of cash to certain holders of the 2017 Notes.  We are required to redeem the Series A Preferred Shares on November 4, 2024, unless converted to common shares prior to that date or we elect to redeem the Series A Preferred Shares sooner.  We used $4.3 million of the cash proceeds to redeem additional 2017 Notes on January 1, 2017, reducing the amount of outstanding 2017 Note to $10.0 million.

As of December 31, 2016, we had reduced our long-term debt to $3.8 million and our short-term debt to $38.2 million, increased our cash to $10.0 million and reduced our working capital deficit to $17.3 million (excluding assets and liabilities held for sale).

Subsequent to year end, on February 24, 2017, we closed the sale of TBNG for gross proceeds of $20.9 million, and approximate net cash proceeds of $16.3 million.  The purchase price is subject to post-closing adjustments, and we agreed to escrow $3.1 million of the purchase price for 30 days to satisfy any agreed upon purchase price adjustments.  We used $2.7 million of the net proceeds to repay short-term debt.

As a result of these transactions, we have eliminated the going concern assumption in our financial statements.  Based on current forecasted oil prices for 2017 and beyond, we believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements, including license obligations through March 31, 2018.

Recent Developments

For additional information on our recent developments, see “Item 1. Business—Recent Developments.”

2016 Financial and Operational Performance

•

We derived 78.4% of our revenues from the production of oil, 14.1% of our revenues from the production of natural gas and 7.5% of our revenues from other sources during the year ended December 31, 2016.

•

Total oil and natural gas sales revenues decreased 23.3% to $63.4 million for the year ended December 31, 2016, from $82.7 million in 2015. The decrease was primarily the result of a decrease in the average sales price of $5.79 per Boe, and a decrease in sales volumes of 220 Mboe.

•	Wellhead production was 1,376 Mbbls of oil and 1,431 Mmcf of natural gas for the year ended December 31, 2016, as compared to 1,420 Mbbls of oil and 2,491 Mmcf of natural gas for 2015.
•	In 2016, we incurred $10.3 million in total capital expenditures, including license acquisition, seismic and corporate expenditures, from continuing operations, as compared to $22.8 million in 2015.
•

As of December 31, 2016, we had $3.8 million in long-term debt, $38.2 million in short-term debt and $46.1 million in Series A Preferred Shares, as compared to $55.0 million in long-term debt, $41.9 million in short-term debt and no preferred stock as of December 31, 2015.

2016 Operations

During 2016, we pursued a reduced development plan that consisted of maintaining our acreage position by drilling obligation wells and performing low cost, high return well optimizations.  In January 2016, we completed the Bahar-7 well which had an initial production rate of approximately 570 Bbl/d of oil and 300 Mcf/d of natural gas.  In February 2016, we completed the Bahar-9 well in a northern, untested, fault block.  We tested oil and water and, subsequently, temporarily isolated and recompleted the Bahar-9 well in the Hazro F4 formation with an initial production of 100 Bbl/d of oil.

In August 2016, we drilled an obligation well in our jointly held licenses with TPAO in the Thrace Basin.  Although there were gas shows while drilling, following open-hole log interpretations, the well was deemed to be uneconomic and was subsequently plugged and abandoned.

In December 2016, we drilled the Selmo-86H2 well in our Selmo oil field in Southeastern Turkey.  We completed the well with an 870 foot lateral with an initial production rate of 75 Bbl/d of oil.

Planned Operations

We expect our net field capital expenditures for 2017 to range between $25.0 million and $35.0 million.  We expect net field capital expenditures during 2017 to include approximately $ 24.0 million of drilling and completion expense for between five and six gross wells, between $3.0 million and $4.5 million for 3D seismic, and $1.0 million in infrastructure improvements and other capital investments in Southeast Turkey.  Most of the remaining 2017 expenditures are expected to be invested in our Selmo, Bahar and Molla areas of Southeast Turkey and the Koynare license in Bulgaria.  We expect cash on hand and cash flow from operations will be sufficient to fund our 2017 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2017 capital expenditure budget is subject to change.  For more information on our planned 2017 operations, see “Item 1. Business—Planned Operations.”

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

Oil and Gas Reserves. The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged DeGolyer and MacNaughton, our independent reserve engineers, to independently evaluate our Turkey (excluding TBNG), Bulgaria and Albania properties that result in estimates for all of our estimated proved reserves at December 31, 2016.

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

Other Recent Accounting Pronouncements and Reporting Rules

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations.  ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017.  We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial statements and results of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the potential impact of ASU 2016-18 on our consolidated financial statements and results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these recent pronouncements will have a significant effect on our current or future earnings or operations.

Results of Continuing Operations—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Change
	2016	2015	2016-2015
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,376	1,420	(44)
Natural gas (Mmcf)	1,431	2,491	(1,060)
Total production (Mboe)	1,615	1,835	(220)
Average daily sales volumes (Boepd)	4,411	5,028	(617)
Average prices:
Oil (per Bbl)	$39.07	$44.69	$(5.62)
Natural gas (per Mcf)	$6.75	$7.73	$(0.98)
Oil equivalent (per Boe)	$39.28	$45.07	$(5.79)
Revenues:
Oil and natural gas sales	$63,424	$82,716	$(19,292)
Sales of purchased natural gas	5,038	2,189	2,849
Other	133	159	(26)
Total revenues	68,595	85,064	(16,469)
Costs and expenses:
Production	12,368	12,873	(505)
Exploration, abandonment and impairment	5,963	21,544	(15,581)
Cost of purchased natural gas	4,418	2,082	2,336
Seismic and other exploration	104	370	(266)
General and administrative	16,320	24,138	(7,818)
Depletion	27,421	35,093	(7,672)
Depreciation and amortization	1,604	2,614	(1,010)
Interest and other expense	11,841	13,077	(1,236)
Foreign exchange loss	3,871	5,653	(1,782)
Deferred income tax (benefit) expense	(25)	18,642	(18,667)
(Loss) gain on commodity derivative contracts:
Cash settlements on commodity derivative contracts	4,188	57,076	(52,888)
Change in fair value on commodity derivative contracts	(7,445)	(29,619)	22,174
Total (loss) gain on commodity derivative contracts	(3,257)	27,457	(30,714)
Oil and natural gas costs per Boe:
Production	$6.70	$6.14	$0.56
Depletion	$16.04	$16.73	$(0.69)

Oil and Natural Gas Sales. Excluding sales of purchased natural gas, total oil and natural gas sales decreased to $63.4 million in 2016, from $82.7 million in 2015. Of this decrease, $9.4 million resulted from a lower average realized price per Boe in 2016.  Our average price received decreased $5.79 to $39.28 per Boe in 2016, compared to $45.07 per Boe in 2015.  Additionally, sales volumes decreased 220 Mboe, primarily from natural gas volumes, which resulted in lower revenues of $9.9 million.

Production. Production expenses for the year ended December 31, 2016, decreased to $12.4 million or $6.70 per Boe (WI), from $12.9 million or $6.14 per Boe (WI) for the year ended December 31, 2015.  This decrease was primarily due to the devaluation of the TRY compared to the U.S. Dollar in 2016, fewer workovers, reduced headcount and successful cost-cutting measures in our field operations for the year ended December 31, 2016.  The increase of $0.56 per Boe was primarily due to a decrease in production volumes during 2016, compared to the same period in 2015.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs decreased to $6.0 million in 2016, compared to $21.5 million for 2015.  The decrease was primarily due to a decrease in unproved impairment and exploratory expense of $7.9 million, a decrease in proved property impairment of $3.3 million and in decrease in other impairments of $4.4 million.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $0.1 million for 2016, compared to $0.4 million for 2015. The decrease was primarily due to a decrease in seismic activities during 2016.

General and Administrative. General and administrative expense decreased $7.8 million to $16.3 million for 2016, compared to $24.1 million for 2015. The decrease was primarily due to the Company’s cost reduction initiatives which included a decrease in salary and personnel expenses of $5.8 million due to a reduction in salaries and headcount, a decrease in office and rent expense of $0.6 million, a decrease in accounting and other services of $0.5 million, a decrease in bad debt expense of $0.4 million, and a decrease in travel expense of $0.3 million.

Depletion. Depletion expense decreased to $27.4 million or $16.04 per Boe for 2016, compared to $35.1 million or $16.73 per Boe for 2015. The decrease was due primarily to fewer additions to proved properties on our Selmo and Bahar fields, a decrease in production volumes during 2016 and a devaluation of the TRY compared to the U.S. Dollar in 2016.

Interest and Other Expense. Interest and other expense decreased to $11.8 million in 2016, compared to $13.1 million in 2015. The decrease was primarily due to the termination of our Senior Credit Facility in August 2016 and replacing it with a Term Loan with DenizBank that has a lower interest rate.

Foreign Exchange Loss. We recorded a foreign exchange loss of $3.9 million in 2016, compared to $5.7 million in 2015. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The decrease in foreign exchange loss in 2016 was due to a 21.0% devaluation of the TRY compared to the U.S. Dollar in 2016, compared to a 25.4% devaluation during 2015 and is offset by fluctuations in our U.S. Dollar denominated balances in Turkey.

Deferred Income Tax (Benefit) Expense. Deferred income tax (benefit) expense decreased to a benefit of $25,000 for the year ended December 31, 2016, compared to an $18.6 million expense for 2015.  The decrease was primarily due to changes in our deferred tax liabilities related to our permanent reinvestment assertion in Turkey and increases in uncertain tax positions, which were partially offset by changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

(Loss) Gain on Commodity Derivative Contracts. During 2016, we recorded a net loss on commodity derivative contracts of $3.3 million, compared to a net gain of $27.5 million for 2015.  In 2016, we recorded a $4.2 million gain on settled contracts and a $7.4 million loss to mark our commodity derivative contracts to their fair value.  In 2015, we recorded a $29.6 million loss to mark our commodity derivative contracts to their fair value and a $57.1 million gain on settled contracts.

Discontinued Operations. All revenues and expenses associated with our prior Albanian and Moroccan operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania and Morocco are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,138	-	1,138
Total other costs and expenses	561	-	561
Total other income	10,168	6,903	17,071
Income before income taxes	$9,095	$6,903	$15,998
Income tax benefit	204	-	204
Income from discontinued operations	$9,299	$6,903	$16,202

For the year ended December 31, 2015
Total revenues	$8,565	$-	$8,565
Production and transportation expense	11,615	-	11,615
Exploration, abandonment and impairment	86,577	-	86,577
Total other costs and expenses	9,229	5	9,234
Total other income	1,819	-	1,819
Loss before income taxes	$(97,037)	$(5)	$(97,042)
Income tax benefit	16,169	-	16,169
Loss from discontinued operations	$(80,868)	$(5)	$(80,873)

Results of Continuing Operations—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Change
	2015	2014	2015-2014
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,420	1,303	117
Natural gas (Mmcf)	2,491	3,262	(771)
Total production (Mboe)	1,835	1,846	(11)
Average daily sales volumes (Boepd)	5,028	5,058	(30)
Average prices:
Oil (per Bbl)	$44.69	$82.93	$(38.24)
Natural gas (per Mcf)	$7.73	$8.66	$(0.93)
Oil equivalent (per Boe)	$45.07	$73.82	$(28.75)
Revenues:
Oil and natural gas sales	$82,716	$136,276	$(53,560)
Sales of purchased natural gas	2,189	$2,127	62
Other	159	$427	(268)
Total revenues	85,064	138,830	(53,766)
Costs and expenses:
Production	12,873	18,193	(5,320)
Exploration, abandonment and impairment	21,544	19,864	1,680
Cost of purchased natural gas	2,082	2,055	27
Seismic and other exploration	370	4,285	(3,915)
Revaluation of contingent consideration	-	(2,500)	2,500
General and administrative	24,138	31,071	(6,933)
Depletion	35,093	46,479	(11,386)
Depreciation and amortization	2,614	2,115	499
Interest and other expense	13,077	6,044	7,033
Foreign exchange loss	5,653	6,523	(870)
Deferred income tax expense	18,642	11,875	6,767
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	57,076	(2,100)	59,176
Change in fair value on commodity derivative contracts	(29,619)	39,554	(69,173)
Total gain (loss) on commodity derivative contracts	27,457	37,454	(9,997)
Oil and natural gas costs per Boe:
Production	$6.14	$8.62	$(2.48)
Depletion	$16.73	$22.03	$(5.30)

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

Production. Production expenses for the year ended December 31, 2015, decreased to $12.9 million or $6.14 per Boe (WI), from $18.2 million or $8.62 per Boe (WI) for the year ended December 31, 2014.  This decrease was primarily due to a higher devaluation of the TRY compared to the U.S. Dollar in 2015, fewer workovers, reduced headcount and successful cost-cutting measures in our field operations for the year ended December 31, 2015.

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

Interest and Other Expense. Interest and other expense increased to $13.1 million in 2015, compared to $6.0 million in 2014. The increase was primarily due to interest expense on $55.0 million aggregate principal amount of 2017 Notes, which were issued in December 2014 and January 2015.

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

Discontinued Operations. All revenues and expenses associated with our Albanian and Moroccan operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania and Morocco are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2015
Total revenues	$8,565	$-	$8,565
Production and transportation expense	11,615	-	11,615
Exploration, abandonment and impairment	86,577	-	86,577
Total other costs and expenses	9,229	5	9,234
Total other income	1,819	-	1,819
Loss before income taxes	$(97,037)	$(5)	$(97,042)
Income tax benefit	16,169	-	16,169
Loss from discontinued operations	$(80,868)	$(5)	$(80,873)

For the year ended December 31, 2014
Total revenues	$1,898	$-	$1,898
Total costs and expenses	2,984	20	3,004
Total other income	356	-	356
Loss before income taxes	$(730)	$(20)	$(750)
Income tax benefit	612	-	612
Loss from discontinued operations	$(118)	$(20)	$(138)

(1)	Our Albanian segment was acquired on November 18, 2014. Actual results include revenues and expenses from November 18, 2014 to December 31, 2014.

Capital Expenditures

For 2016, we incurred $10.3 million in total capital expenditures, including license acquisition, seismic and corporate expenditures from continuing operations, compared to $22.8 million for 2015.

We expect our net field capital expenditures for 2017 to range between $25.0 million and $35.0 million.  We expect net field capital expenditures during 2017 to include approximately $24.0 million of drilling and completion expense for between five and six gross wells, between $3.0 million and $4.5 million for 3D seismic, and $1.0 million in infrastructure improvements and other capital investments in Southeast Turkey.  Most of the remaining 2017 expenditures are expected to be invested in our Selmo, Bahar and Molla areas of Southeast Turkey and the Koynare license in Bulgaria.  We expect cash on hand and cash flow from operations will be sufficient to fund our 2017 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2017 capital expenditure budget is subject to change.

Liquidity and Capital Resources

Our primary sources of liquidity for 2016 were our cash and cash equivalents, cash flow from operations, borrowings under the Term Loan, and the net proceeds from the sale of Series A Preferred Shares. At December 31, 2016, we had cash and cash equivalents of $10.0 million, $3.8 million in long-term debt, $38.2 million in short-term debt and a working capital deficit of $17.3 million (excluding assets and liabilities held for sale), compared to cash and cash equivalents of $5.7 million, $55.0 million in long-term debt, $35.5 million in short-term debt and a working capital deficit of $24.5 million (excluding assets and liabilities held for sale) at December 31, 2015.

During 2016, we focused on several transactions to deleverage our balance sheet, repay our Senior Credit Facility with BNP and IFC, obtain new debt financing, raise cash from asset sales and refinance a portion of the 2017 Notes.  Subsequent to year end, on February 24, 2017, we closed the sale of TBNG for gross proceeds of $20.9 million, and approximate net cash proceeds of $16.3 million.  We will continue to focus on reducing our outstanding indebtedness during 2017.

Based on current forecasted oil prices for 2017 and beyond, we believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements, including license obligations through March 31, 2018.

Net cash provided by operating activities from continuing operations during 2016 was $21.4 million, a decrease from net cash provided by operating activities from continuing operations of $86.5 million in 2015, due primarily to a decrease in cash settlements on our commodity derivative contracts and a decrease in our oil and natural gas revenues, which was partially offset by a decrease in general and administrative expenses.

Net cash used in investing activities from continuing operations during 2016 decreased to $8.5 million, compared to net cash used in investing activities from continuing operations of $31.7 million in 2015, due primarily to a decrease in drilling operations in light of the low oil price environment.  Additionally, net cash used in financing activities from continuing operations was $7.4 million in 2016, compared to net cash used in financing activities from continuing operations of $40.3 million in 2015.  The decrease was due primarily to an increase in our borrowings and the proceeds from the Series A Preferred Shares offering.

As of December 31, 2016, we had $41.9 million of debt and $46.1 million of Series A Preferred Shares outstanding, which are discussed below.

Series A Preferred Shares.  On November 4, 2016, we issued 921,000 shares of our Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million aggregate principal amount of our 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold to certain holders of the 2017 Notes.  All of the Series A Preferred Shares were issued at a value of $50.00 per share, raising gross proceeds of $5.3 million.  We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes.  The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares.  As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheet.

Pursuant to the Certificate of Designations for the Series A Preferred Shares (the “Certificate of Designations”), each Series A Preferred Share may be converted at any time, at the option of the holder, into 45.754 common shares (which is equal to an initial conversion price of approximately $1.0928 per common share and is subject to customary adjustment for stock splits, stock dividends, recapitalizations or other fundamental changes).  During the period ending on November 4, 2017, the conversion rate will be adjusted on an economic weighted average anti-dilution basis for the issuance of common shares for cash at a price below the conversion price then in effect.  Such anti-dilution protection shall exclude (i) dividends paid on the Series A Preferred Shares in common shares, (ii) issuances of common shares in connection with acquisitions, (iii) issuances of common shares under currently outstanding convertible notes and warrants and (iv) issuances of common shares in connection with employee compensation arrangements and employee benefit plans.  This non-standard dilution adjustment clause will result in a contingent beneficial conversion feature.

If not converted sooner, on November 4, 2024, we are required to redeem the outstanding Series A Preferred Shares in cash at a price per share equal to the liquidation preference plus accrued and unpaid dividends.  At any time on or after November 4, 2020, we may redeem all or a portion of the Series A Preferred Shares at the redemption prices listed below (expressed as a percentage of the liquidation preference amount per share) plus accrued and unpaid dividends to the date of redemption, if the closing sale price of the common shares equals or exceeds 150% of the conversion price then in effect for at least 10 trading days (whether or not consecutive) in a period of 20 consecutive trading days, including the last trading day of such 20 trading day period, ending on, and including, the trading day immediately preceding the business day on which we issue a notice of optional redemption. The redemption prices for the 12-month period starting on the date below are:

Period Commencing	Redemption Price
November 4, 2020	105.000%
November 4, 2021	103.000%
November 4, 2022	101.000%
November 4, 2023 and thereafter	100.000%

Additionally, upon the occurrence of a change of control, we are required to offer to redeem the Series A Preferred Shares within 120 days after the first date on which such change of control occurred, for cash at a redemption price equal to the liquidation preference per share, plus any accrued and unpaid dividends.

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on June 30, September 30, December 31, and March 31 of each year.  The holders of the Series A Preferred Shares are also entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis.  For the year ended December 31, 2016, we paid $0.9 million in cash dividends on the Series A Preferred Shares.

Except as required by Bermuda law, the holders of Series A Preferred Shares have no voting rights, except that for so long as at least 400,000 Series A Preferred Shares are outstanding, the holders of the Series A Preferred Shares voting as a separate class have the right to elect two directors to the Company’s Board of Directors.  For so long as between 80,000 and 399,999 Series A Preferred Shares are outstanding, the holders of the Series A Preferred Shares voting as a separate class have the right to elect one director to the Company’s Board of Directors.  Upon less than 80,000 Series A Preferred Shares remaining outstanding, any directors elected by the holders of Series A Preferred Shares shall immediately resign from the Company’s Board of Directors.

The Certificate of Designation also provides that without the approval of the holders of a majority of the outstanding Series A Preferred Shares, we will not issue indebtedness for money borrowed or other securities which are senior to the Series A Preferred Shares in excess of the greater of (i) $100 million or (ii) 35% of Company’s PV-10 of proved reserves as disclosed in its most recent independent reserve report filed or furnished on EDGAR.  In addition, until the 2017 Notes are repaid in full, we will not issue indebtedness for money borrowed (other than ordinary trade indebtedness and up to $30.0 million borrowed from DenizBank) unless the net proceeds thereof are used (i) to redeem, retire or repay the 2017 Notes, (ii) spud, drill or complete two designated wells, or (iii) used in connection with collateralization or guarantees with respect to hedging efforts.

We have agreed to use commercially reasonable efforts to file a shelf registration statement for the resale of the Series A Preferred Shares and the common shares issuable upon conversion of the Series A Preferred Shares prior to November 5, 2017 and have such shelf registration statement declared effective by the SEC as soon as practicable after filing.

Term Loan.  On August 31, 2016, DenizBank entered into a $30.0 million Term Loan with TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”).  In addition, we and DenizBank entered into additional agreements with respect to up to $20.0 million of non-cash facilities, including guarantee letters and treasury instruments for future hedging transactions.  On September 7, 2016, TEMI used approximately $22.9 million of the proceeds from the Term Loan to repay in full the Senior Credit Facility.

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

The Term Loan is guaranteed by DMLP, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Talon Exploration, Ltd. (“Talon Exploration”) and TransAtlantic Worldwide (collectively, the “Guarantors”).  Each of the Guarantors is a wholly-owned subsidiary of the Company.

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

At December 31, 2016, we had $25.0 million outstanding under the Term Loan and no availability, and we were in compliance with the covenants in the Term Loan.

2017 Notes. As of December 31, 2016, we had $14.3 million aggregate principal amount of outstanding 2017 Notes.  The 2017 Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).  In addition, in January 2017, we redeemed $4.3 million of 2017 Notes with the proceeds from our offering of Series A Preferred Shares.

The 2017 Notes bear interest at an annual rate of 13.0%, payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes mature on July 1, 2017, unless earlier redeemed or converted.

On November 4, 2016, we exchanged $40.75 million of 2017 Notes for 815,000 of our Series A preferred Shares.  After consummation of the exchange offer, we had $14.3 million aggregate principal amount of 2017 Notes outstanding.

Holders may from time to time at such holder’s option, convert, subject to certain terms and conditions, any or all of the principal of any 2017 Note into fully paid and nonassessable common shares at the conversion price.  The initial conversion price is $6.80 per common share, subject to adjustment as described in the Indenture.  Prior to or contemporaneously with the conversion of any of the principal of a 2017 Note, all accrued but unpaid interest on the principal amount being converted will be paid in cash.  The 2017 Notes may not be converted into common shares on the maturity date or the redemption date.  We may redeem all or part of the 2017 Notes at par, plus accrued and unpaid interest to the redemption date.

If we experience a fundamental change (as defined in the Indenture), we will be required to make an offer to repurchase the 2017 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  Additionally, if we sell certain assets for $50.0 million or more in cash consideration, in certain circumstances, we will be required to use a portion of the net cash proceeds of such sale to make an offer to repurchase 2017 Notes at a price equal to the price we would be required to pay for an optional redemption at such time, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  The Indenture provides for customary events of default.  The Indenture contains limited covenants.

ANBE Promissory Note. On December 30, 2015, TransAtlantic USA entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the children of our chairman and chief executive officer, N. Malone Mitchell, 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum.  On December 30, 2015, we borrowed $3.6 million under the Note for general corporate purposes.  On June 30, 2016, we issued 355,826 common shares in a private placement to ANBE in lieu of paying cash interest on the Note.

On October 31, 2016, TransAtlantic USA entered into an amendment of the Note with ANBE (the “ANBE Amendment”).  The ANBE Amendment extended the maturity date of the Note from October 31, 2016 to September 30, 2017, provided for the Note to be repaid in four quarterly installments of $0.9 million each in December 2016 and March, June and September 2017, and provided for monthly payments of interest.  In addition, pursuant to the ANBE Amendment, if the sale of TBNG is completed prior to the extended maturity date of the Note, then we will repay the Note in full with proceeds from the sale of TBNG within five business days from the closing of the sale.  As of December 31, 2016, we had borrowed $2.7 million under the Note and had no availability.  On February 27, 2017, we repaid the Note in full with a portion of the proceeds from the sale of TBNG.

Contractual Obligations

The following table presents a summary of our contractual obligations at December 31, 2016:

	Payments Due By Year
	(in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
Debt	$41,944	$38,194	$3,750	$-	$-	$-	$-
Series A Preferred Shares	46,050	-	-	-	-	-	46,050	(1)
Series A Preferred Shares dividends (2)	43,348	5,526	5,526	5,526	5,526	5,526	15,718
Interest	2,962	2,874	88	-	-	-	-
Leases	1,370	698	603	69	-	-	-
Total	$135,674	$47,292	$9,967	$5,595	$5,526	$5,526	$61,768

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange and hedging contracts. A discussion of the market risk exposures follows. Our market risk sensitive instruments were entered into for hedging and investment purposes, not for trading purposes.

Foreign Currency Risk

We are subject to changes in foreign currency exchange rates as a result of our operations in foreign countries. The assets, liabilities and results of operations of our foreign operations are measured using the functional currency of such foreign operations. The functional currency for each of our subsidiaries in Turkey and Bulgaria is the local currency. As a result, translation adjustments will result from the process of translating the functional currency of our foreign operations’ financial statements into the U.S. Dollar reporting currency, which is a non-cash transaction. Such non-cash translation adjustments accumulate on our consolidated balance sheets as a component of accumulated other comprehensive loss and are recorded in our consolidated statements of comprehensive income (loss).

The functional currency of our operations in Turkey and Bulgaria is the TRY and the Bulgarian Lev, respectively. The exchange rates used to translate the financial position of our Turkish and Bulgarian operations at December 31, 2016, 2015 and 2014 are shown below:

	Year Ended December 31,
	2016	2015	2014
New Turkish Lira per $1.00 U.S Dollar	3.5192	2.9076	2.3189
Bulgarian Lev per $1.00 U.S. Dollar	1.8555	1.7901	1.6084

We are also subject to foreign currency exposures as a result of our operations in the other foreign countries in which we operate. We record foreign exchange (gain) loss on our consolidated statements of comprehensive income (loss) as a component of other (expense) income for gains and losses which result from re-measuring transactions and monetary accounts into our functional currency in earnings. The change in foreign exchange (gain) loss is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. For 2016 and 2015, we recorded a foreign exchange loss of $3.9 million and $5.7 million, respectively. We estimate that a 10% change in the exchange rates would impact our cash balances and our net loss by approximately $0.8 million. We have not used foreign currency forward contracts to manage exchange rate fluctuations.

Commodity Price Risk

Our revenues are derived from the sale of oil and natural gas. The prices for oil and natural gas are extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions.  As a result, the Company has entered into collar contracts with DenizBank. The derivative contracts economically hedge against the variability in cash flows associated with the forecasted sale of our future oil production. While the use of the hedging arrangements will limit the downside risk of adverse price movements, it may also limit future gains from favorable movements.  We continuously evaluate the trading price of Brent crude oil and may enter into additional hedges in the future.

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We recognize gains and losses related to these contracts on a mark-to-market basis in our consolidated statements of comprehensive income (loss) under the caption “Gain (loss) on commodity derivative contracts.” Cash settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows. All of our oil derivative contracts are settled based upon Brent crude oil pricing. If commodity prices decrease, this commodity price change could have a positive impact to our earnings. Conversely, if commodity prices increase, this commodity price change could have a negative effect on our earnings. Each derivative contract is evaluated separately to determine its own fair value. During 2016 and 2015, we recorded a net loss on commodity derivative contracts of $3.3 million and a net gain of $27.5 million, respectively.

The following tables summarize our outstanding commodity derivatives contracts with respect to our future oil production as of December 31, 2016:

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	January 1, 2017— December 31, 2017	296	$47.50	$61.00	$(289)
Collar	January 2, 2017— December 31, 2017	445	$50.00	$61.50	(307)
Collar	January 1, 2018— February 28, 2018	458	$50.00	$61.50	(74)
Collar	January 1, 2018— May 31, 2018	298	$47.50	$61.00	(168)
Total Estimated Fair Value of Liability					$(838)

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

As of December 31, 2016, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and principal accounting and financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorizations of management and the board of directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.	Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
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

March 22, 2017

TRANSATLANTIC PETROLEUM LTD.

/S/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ N. MALONE MITCHELL 3rd	Chairman and Chief Executive Officer	March 22, 2017
N. Malone Mitchell 3rd	(Principal Executive Officer)

/S/ CHRISTOPHER R. ELMORE	Chief Accounting Officer and Controller	March 22, 2017
Christopher R. Elmore	(Principal Accounting and Financial Officer)

/S/ BOB G. ALEXANDER	Director	March 22, 2017
Bob G. Alexander

/S/ BRIAN E. BAYLEY	Director	March 22, 2017
Brian Bayley

/S/ CHARLES J. CAMPISE	Director	March 22, 2017
Charles J. Campise

/S/ MARLAN W. DOWNEY	Director	March 22, 2017
Marlan W. Downey

/S/ JONATHON T. FITE	Director	March 22, 2017
Jonathon T. Fite

/S/ GREGORY K. RENWICK	Director	March 22, 2017
Gregory K. Renwick

/S/ MEL G. RIGGS	Director	March 22, 2017
Mel G. Riggs

/S/ RANDY I. ROCHMAN	Director	March 22, 2017
Randy I. Rochman

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TransAtlantic Petroleum Ltd.

We have audited the accompanying consolidated balance sheets of TransAtlantic Petroleum Ltd. (a Delaware corporation) and subsidiaries as of December 31, 2016, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransAtlantic Petroleum Ltd. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2015 financial statements to retrospectively apply the application of accounting for assets held for sale, as described in Note 17.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

/s/ PMB HELIN DONOVAN, LLP

Dallas, Texas

March 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TransAtlantic Petroleum, Ltd.:

We have audited, before the effects of the adjustments to retrospectively apply the application of accounting for assets held for sale described in note 17, the accompanying consolidated balance sheets of TransAtlantic Petroleum, Ltd. and subsidiaries as of December 31, 2015, and the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the years in the two-year period ended December 31, 2015. The 2015 financial statements before the effects of the adjustments described in note 17 are not presented herein.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2015 financial statements, before the effects of the adjustments to retrospectively apply the application of accounting for assets held for sale described in note 17, present fairly, in all material respects, the financial position of TransAtlantic Petroleum Ltd. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the application of accounting for assets held for sale described in note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

The accompanying consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements for the year ended December 31, 2015, the Company had significant debt obligations and non-compliance with certain debt covenants that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2 to the consolidated financial statements for the year ended December 31, 2015. The consolidated financial statements for the year ended December 31, 2015 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Dallas, Texas

March 30, 2016

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(in thousands of U.S. Dollars, except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,034	$5,700
Restricted cash	2,555	3,758
Accounts receivable, net
Oil and natural gas sales	17,885	10,300
Joint interest and other	3,230	2,548
Related party	762	408
Prepaid and other current assets	4,756	2,063
Derivative asset	–	3,235
Inventory	3,647	–
Assets held for sale	25,217	61,247
Total current assets	68,086	89,259
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	197,214	233,143
Unproved	21,109	25,630
Equipment and other property	20,273	32,173
	238,596	290,946
Less accumulated depreciation, depletion and amortization	(120,638)	(122,533)
Property and equipment, net	117,958	168,413
Other long-term assets:
Other assets	2,725	1,455
Note receivable - related party	7,624	11,500
Derivative asset	–	3,370
Assets held for sale	–	24,192
Total other assets	10,349	40,517
Total assets	$196,393	$298,189

LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,036	$6,159
Accounts payable - related party	1,844	2,553
Accrued liabilities	12,492	8,366
Derivative liability	596	–
Loans payable	35,000	31,874
Loan payable - related party	3,194	3,593
Liabilities held for sale - related party	–	3,671
Liabilities held for sale	15,938	79,514
Total current liabilities	76,100	135,730
Long-term liabilities:
Asset retirement obligations	4,833	5,521
Accrued liabilities	8,126	10,908
Deferred income taxes	18,806	22,603
Loans payable	3,750	34,400
Derivative liability	242	–
Loan payable - related party	–	20,600
Liabilities held for sale	–	9,505
Total long-term liabilities	35,757	103,537
Total liabilities	111,857	239,267
Commitments and contingencies
Series A preferred shares, $0.10 par value, 510,000 shares authorized; 510,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2016	25,500	–
Series A preferred shares-related party, $0.10 par value, 411,000 shares authorized; 411,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2016	20,550	–
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 47,220,525 shares and 41,017,777 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	4,722	4,102
Treasury stock	(970)	(970)
Additional paid-in-capital	573,278	569,365
Accumulated other comprehensive loss	(140,316)	(121,590)
Accumulated deficit	(398,228)	(391,985)
Total shareholders' equity	38,486	58,922
Total liabilities, Series A preferred shares and shareholders' equity	$196,393	$298,189

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

For the years ended December 31, 2016, 2015 and 2014

(U.S. Dollars and shares in thousands, except per share amounts)

	2016	2015	2014
Revenues:
Oil and natural gas sales	$63,424	$82,716	$136,276
Sales of purchased natural gas	5,038	2,189	2,127
Other	133	159	427
Total revenues	68,595	85,064	138,830
Costs and expenses:
Production	12,368	12,873	18,193
Exploration, abandonment and impairment	5,963	21,544	19,864
Cost of purchased natural gas	4,418	2,082	2,055
Seismic and other exploration	104	370	4,285
Revaluation of contingent consideration	–	–	(2,500)
General and administrative	16,320	24,138	31,071
Depreciation, depletion and amortization	29,025	37,707	48,594
Accretion of asset retirement obligations	373	368	406
Total costs and expenses	68,571	99,082	121,968
Operating (loss) income	24	(14,018)	16,862
Other income (expense):
Interest and other expense	(11,841)	(13,077)	(6,044)
Interest and other income	2,546	855	1,124
(Loss) gain on commodity derivative contracts	(3,257)	27,457	37,454
Foreign exchange loss	(3,871)	(5,653)	(6,523)
Total other income (expense)	(16,423)	9,582	26,011
Income (loss) from continuing operations before income taxes	(16,399)	(4,436)	42,873
Current income tax expense	(6,071)	(3,587)	(1,784)
Deferred income tax benefit (expense)	25	(18,642)	(11,875)
Net (loss) income from continuing operations	(22,445)	(26,665)	29,214
Income (loss) from discontinued operations before income taxes	15,998	(97,042)	(750)
Income tax benefit	204	16,169	612
Net income (loss) from discontinued operations	16,202	(80,873)	(138)
Net (loss) income	(6,243)	(107,538)	29,076
Other comprehensive (loss) income:
Foreign currency translation adjustment	(18,726)	(42,280)	(14,325)
Comprehensive (loss) income	$(24,969)	$(149,818)	$14,751

Net (loss) income per common share:
Basic net income (loss) per common share
Continuing operations	$(0.51)	$(0.65)	$0.77
Discontinued operations	$0.37	$(1.98)	$–
Weighted average common shares outstanding	43,885	40,841	37,829
Diluted net income (loss) per common share
Continuing operations	$(0.51)	$(0.65)	$0.77
Discontinued operations	$0.37	$(1.98)	$–
Weighted average common and common equivalent shares outstanding	43,885	40,841	38,031

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

For the years ended December 31, 2016, 2015 and 2014

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares (at par)	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2013	37,340	–	–	$3,734	$-	$542,091	$(64,985)	$(313,523)	$167,317
Issuance of common shares	3,219	–	–	322	–	23,528	–	–	23,850
Contingent payment event	–	–	–	–	–	4,188	–	–	4,188
Issuance of warrants	–	–	233	–	–	–	–	–	-
Issuance of restricted stock units	149	–	–	15	–	(15)	–	–	-
Tax withholding on restricted stock units	–	–	–	–	–	(76)	–	–	(76)
Share-based compensation	–	–	–	–	–	1,434	–	–	1,434
Foreign currency translation adjustment	–	–	–	–	–	–	(14,325)	–	(14,325)
Net income	–	–	–	–	–	–	–	29,076	29,076
Balances at December 31, 2014	40,708	–	233	$4,071	$-	$571,150	$(79,310)	$(284,447)	$211,464
Issuance of common shares	–	–	–	–	–	–	–	–	-
Contingent payment event	–	–	–	–	–	(4,188)	–	–	(4,188)
Issuance of warrants	–	–	466	–	–	–	–	–	-
Issuance of restricted stock units	310	–	–	31	–	1,106	–	–	1,137
Tax withholding on restricted stock units	–	–	–	–	–	(391)	–	–	(391)
Repurchase of treasury stock	–	333	–	–	(970)	–	–	–	(970)
Share-based compensation	–	–	–	–	–	1,688	–	–	1,688
Foreign currency translation adjustment	–	–	–	–	–	–	(42,280)	–	(42,280)
Net loss	–	–	–	–	–	–	–	(107,538)	(107,538)
Balances at December 31, 2015	41,018	333	699	$4,102	$(970)	$569,365	$(121,590)	$(391,985)	$58,922
Issuance of common shares	5,998	–	–	600	–	3,370	–	–	3,970
Issuance of restricted stock units	204	–	–	20	–	(20)	–	–	-
Tax withholding on restricted stock units	–	–	–	–	–	(66)	–	–	(66)
Share-based compensation	–	–	–	–	–	629	–	–	629
Foreign currency translation adjustment	–	–	–	–	–	–	(18,726)	–	(18,726)
Net loss	–	–	–	–	–	–	–	(6,243)	(6,243)
Balances at December 31, 2016	47,220	333	699	$4,722	$(970)	$573,278	$(140,316)	$(398,228)	$38,486

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

(in thousands of U.S. Dollars)

	2016	2015	2014
Operating activities:
Net (loss) income	$(6,243)	$(107,538)	$29,076
Adjustment for net (income) loss from discontinued operations	(16,202)	80,873	138
Net (loss) income from continuing operations	(22,445)	(26,665)	29,214
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	629	1,688	1,434
Foreign currency loss	3,091	5,910	6,448
Loss (gain) on commodity derivative contracts	3,257	(27,457)	(37,454)
Cash settlement on commodity derivative contracts	4,188	57,076	(2,100)
Amortization on loan financing costs	1,201	1,677	1,025
Bad debt expense	–	422	1,487
Deferred income tax (benefit) expense	(25)	18,642	11,875
Exploration, abandonment and impairment	5,963	21,544	19,864
Depreciation, depletion and amortization	29,025	37,707	48,594
Accretion of asset retirement obligations	373	368	406
Gain on sale of gas gathering facility	(620)	–	–
Derivative put costs	–	(4,638)	–
Revaluation of contingent consideration	–	–	(2,500)
Changes in operating assets and liabilities:
Accounts receivable	(8,180)	18,274	(3,326)
Prepaid expenses and other assets	(4,040)	1,341	(1,777)
Accounts payable and accrued liabilities	8,936	(19,380)	4,734
Net cash provided by operating activities from continuing operations	21,353	86,509	77,924
Net cash provided by (used in) operating activities from discontinued operations	220	(14,483)	(264)
Net cash provided by operating activities	21,573	72,026	77,660
Investing activities:
Acquisitions, net of cash	–	–	66
Additions to oil and natural gas properties	(9,512)	(22,843)	(107,353)
Additions to equipment and other properties	(1,204)	(3,572)	(6,318)
Proceeds from asset sale	1,104	–	–
Restricted cash	1,094	(5,261)	(1,917)
Net cash used in investing activities from continuing operations	(8,518)	(31,676)	(115,522)
Net cash used in investing activities from discontinued operations	–	(12,329)	(1,174)
Net cash used in investing activities	(8,518)	(44,005)	(116,696)
Financing activities:
Issuance of common shares	1,658	–	–
Issuance of Series A Preferred Shares	5,300	–	–
Tax withholding on restricted share units	(66)	(391)	(76)
Treasury stock purchases	–	(970)	–
Loan proceeds	33,778	12,378	73,237
Loan proceeds - related party	–	3,593	20,800
Loan repayment	(47,123)	(54,834)	(28,096)
Loan repayment - related party	(898)	–	–
Loan financing costs	–	(30)	(2,630)
Net cash (used in) provided by financing activities from continuing operations	(7,351)	(40,254)	63,235
Net cash used in financing activities from discontinued operations	–	(13,709)	(1,674)
Net cash (used in) provided by financing activities	(7,351)	(53,963)	61,561
Effect of exchange rate on cash flows and cash equivalents	(1,599)	(1,318)	(666)
Net increase (decrease) in cash and cash equivalents	4,105	(27,260)	21,859
Cash and cash equivalents, beginning of year	7,480	34,740	12,881
Cash and cash equivalents, end of year (1)	$11,585	$7,480	$34,740
Supplemental disclosures:
Cash paid for interest	$6,576	$9,522	$3,490
Cash paid for taxes	$4,842	$3,044	$–
Supplemental non-cash financing activities:
Issuance of Series A Preferred Shares	$40,750	$–	$–
Issuance of common shares	$2,312	$–	$23,850
Repayment of the Prepayment Agreement	$–	$3,043	$–
Contingent payment event	$–	$(4,188)	$4,188
(1)	Includes TBNG cash held for sale of $1.6 million and $1.8 million at December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria and an operated interest in a joint venture in Albania. As of March 17, 2017, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria and an operated interest in a joint venture in Albania.

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

2. Financial Restructuring and Elimination of Going Concern Assumption

During 2016, we focused on several transactions to deleverage our balance sheet, repay our defaulted senior credit facility (the “Senior Credit Facility”) with BNP Paribas (Suisse) SA (“BNP”) and the International Finance Corporation (“IFC”) (see Note 9, “Loans Payable”), obtain new debt financing (see Note 9, “Loans Payable”), raise cash from asset sales (see Notes 17 & 18, “Assets and liabilities held for sale and discontinued operations” and “Subsequent events”, respectively) and refinance our 13.0% Senior Convertible Notes due 2017 (the “2017 Notes”) (see Note 5, “Series A Preferred Shares”).

At December 31, 2015, we had $55.0 million in long-term debt, $35.5 million in short-term, $5.7 million in cash and a $24.5 million working capital deficit (excluding assets and liabilities held for sale).  In addition, we had a $15.5 million borrowing base deficiency under the Senior Credit Facility, and we not in compliance with the current ratio financial covenant in the Senior Credit Facility.

As of December 31, 2016, we had reduced our long-term debt to $3.8 million and our short-term debt to $38.2 million, increased our cash to $10.0 million and reduced our working capital deficit to $17.3 million (excluding assets and liabilities held for sale).

Subsequent to year end, on February 24, 2017, we closed the sale of our ownership interests in our subsidiary Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) for gross proceeds of $20.9 million, and approximate net cash proceeds of $16.3 million.  The purchase price is subject to post-closing adjustments, and we agreed to escrow $3.1 million of the purchase price for 30 days to satisfy any agreed upon purchase price adjustments.  We used $2.7 million of the net proceeds to repay short-term debt (see Note 18, “Subsequent events”).

As a result of these transactions, we no longer believe there is substantial doubt about our ability to continue as a going concern, and we have eliminated the going concern assumption in our consolidated financial statements.  Based on current forecasted oil prices for 2017 and beyond, we believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements, including license obligations through March 31, 2018.

3. Significant accounting policies

Basis of preparation

Our reporting standard for the presentation of our consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority-owned, controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  During the year ended December 31, 2016, we reclassified certain balance sheet amounts previously reported on our consolidated balance sheet at December 31, 2015 to conform to current year presentation.

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

Revenue recognition

Revenue from the sale of crude oil and natural gas is recognized upon delivery to the purchaser when title passes. During the years ended December 31, 2016, 2015 and 2014, we sold $52.2 million, $63.0 million and $102.8 million, respectively, of oil to Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately owned oil refinery in Turkey, which represented approximately 76.1%, 74.0% and 74.1% of our total revenues, respectively.

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

Series A Preferred Shares

On November 4, 2016, we issued 921,000 shares of 12.0% Series A Convertible Redeemable Preferred Shares (the “Series A Preferred Shares”).  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes.  All of the Series A Preferred Shares were issued at a value of $50.00 per share (See Note 5, “Series A Preferred Shares”).

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

As of December 31, 2016 and 2015, we have recorded an $8.1 million and $10.9 million liability, respectively, primarily due to uncertain tax positions related to the unwinding of all of our crude oil hedge collars and three-way contracts, which are included in long-term accrued liabilities on our consolidated balance sheet.

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

4. New accounting pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations.  ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017.  We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial statements and results of operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-15 on our consolidated financial statements and results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the potential impact of ASU 2016-18 on our consolidated financial statements and results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

5. Series A Preferred Shares

Series A Preferred Shares

On November 4, 2016, we issued 921,000 Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of the 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes.  All of the Series A Preferred Shares were issued at a value of $50.00 per share. We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes on January 1, 2017.  The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares.  As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheet.  As of December 31, 2016, there were $25.5 million of Series A Preferred Shares and $20.6 million of Series A Preferred Shares – related party outstanding.

Pursuant to the Certificate of Designations for the Series A Preferred Shares (the “Certificate of Designations”), each Series A Preferred Share may be converted at any time, at the option of the holder, into 45.754 common shares of the Company (which is equal to an initial conversion price of approximately $1.0928 per common share and is subject to customary adjustment for stock splits, stock dividends, recapitalizations or other fundamental changes).  During the period ending on November 4, 2017, the conversion rate will be adjusted on an economic weighted average anti-dilution basis for the issuance of common shares for cash at a price below the conversion price then in effect.  Such anti-dilution protection excludes (i) dividends paid on the Series A Preferred Shares in common shares, (ii) issuances of common shares in connection with acquisitions, (iii) issuances of common shares under currently outstanding convertible notes and warrants and (iv) issuances of common shares in connection with employee compensation arrangements and employee benefit plans.  This non-standard dilution adjustment clause results in a contingent beneficial conversion feature.

If not converted sooner, on November 4, 2024, we are required to redeem the outstanding Series A Preferred Shares in cash at a price per share equal to the liquidation preference plus accrued and unpaid dividends.  At any time on or after November 4, 2020, we may redeem all or a portion of the Series A Preferred Shares at the redemption prices listed below (expressed as a percentage of the liquidation preference amount per share) plus accrued and unpaid dividends to the date of redemption, if the closing sale price of the common shares equals or exceeds 150% of the conversion price then in effect for at least 10 trading days (whether or not consecutive) in a period of 20 consecutive trading days, including the last trading day of such 20 trading day period, ending on, and including, the trading day immediately preceding the business day on which we issue a notice of optional redemption. The redemption prices for the 12-month period starting on the date below are:

Period Commencing	Redemption Price
November 4, 2020	105.000%
November 4, 2021	103.000%
November 4, 2022	101.000%
November 4, 2023 and thereafter	100.000%

Additionally, upon the occurrence of a change of control, we are required to offer to redeem the Series A Preferred Shares within 120 days after the first date on which such change of control occurred, for cash at a redemption price equal to the liquidation preference per share, plus any accrued and unpaid dividends.

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on June 30, September 30, December 31, and March 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis.  For the year ended December 31, 2016, we paid $0.9 million in cash dividends on the Series A Preferred Shares.

Except as required by Bermuda law the holders of Series A Preferred Shares have no voting rights, except that for so long as at least 400,000 Series A Preferred Shares are outstanding, the holders of the Series A Preferred Shares voting as a separate class have the right to elect two directors to our Board of Directors.  For so long as between 80,000 and 399,999 Series A Preferred Shares are outstanding, the holders of the Series A Preferred Shares voting as a separate class have the right to elect one director to our Board of Directors.  Upon less than 80,000 Series A Preferred Shares remaining outstanding, any directors elected by the holders of Series A Preferred Shares shall immediately resign from our Board of Directors.

The Certificate of Designation also provides that without the approval of the holders of a majority of the outstanding Series A Preferred Shares, we will not issue indebtedness for money borrowed or other securities which are senior to the Series A Preferred Shares in excess of the greater of (i) $100 million or (ii) 35% of our PV-10 of proved reserves as disclosed in its most recent independent reserve report filed or furnished by us on EDGAR.  In addition, until our 2017 Notes are repaid in full, we will not issue indebtedness for money borrowed (other than ordinary trade indebtedness and up to $30.0 million borrowed from DenizBank, A.S. (“DenizBank”)) unless the net proceeds thereof are used (i) to redeem, retire or repay the 2017 Notes, (ii) spud, drill or complete two designated wells, or (iii) used in connection with collateralization or guarantees with respect to our hedging efforts.

We have agreed to use commercially reasonable efforts to file a shelf registration statement for the resale of the Series A Preferred Shares and the common shares issuable upon conversion of the Series A Preferred Shares prior to November 5, 2017 and have such shelf registration statement declared effective by the Securities and Exchange Commission (the “SEC”) as soon as practicable after filing.

6. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	2016	2015
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$196,743	$232,654
Bulgaria	471	489
Total oil and natural gas properties, proved	197,214	233,143
Oil and natural gas properties, unproved:
Turkey	21,109	25,630
Bulgaria	-	-
Total oil and natural gas properties, unproved	21,109	25,630
Gross oil and natural gas properties	218,323	258,773
Accumulated depletion	(115,401)	(113,732)
Net oil and natural gas properties	$102,922	$145,041

The decline in oil and natural gas properties during the year ended December 31, 2016 was primarily driven by the devaluation of the Turkish Lira (“TRY”) versus the U.S. Dollar.  For the year ended December 31, 2016 and 2015, we have recorded foreign currency translation adjustments which reduced oil and natural gas properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At December 31, 2016 and 2015, we excluded $1.9 million and $0.7 million of costs, respectively, from the depletion calculation for development wells in progress.

At December 31, 2016, the capitalized costs of our oil and natural gas properties included $13.2 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $66.7 million relating to well costs, and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

At December 31, 2015, the capitalized costs of our oil and natural gas properties included $18.0 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $100.7 million relating to well costs, and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

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

During the year ended December 31, 2016, we recorded $4.5 million of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs. Of the $4.5 million of impairment of proved properties and exploratory well costs incurred during the year ended December 31, 2016, $2.5 million primarily related to proved property impairments in our non-core Thrace region, specifically the Edirne and Redy natural gas fields and our non-core Alibey oil field due to reductions in reserve volumes.  The remaining charges during the year ended December 31, 2016 were due to $1.7 million related to exploratory well impairments and $0.3 million of license impairments.  Approximately $1.5 million of the amount impaired was cash spent during the period.

During the year ended December 31, 2015, we recorded $16.0 million of impairment of proved properties and exploratory well costs, of which $5.8 million primarily related to proved property impairments on our Goksu, Molla and Bakuk fields in Turkey where we wrote the properties down to their estimated fair value which was primarily due to the decline in the Brent oil price and a reduction in the reserve volumes.  The remaining charges during the year ended December 31, 2015 were due to $3.7 million related to exploratory well impairment on our Deventci-R2 well in Bulgaria, $3.5 million related to impairment on our Pinar-1 well and $0.7 million related to the South Goksu-1 well, which is part of our joint venture in the Arpatepe field in Turkey.

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

Capitalized costs greater than one year

As of December 31, 2016, we had $1.0 million and $1.8 million of exploratory well costs capitalized for the Hayrabolu-10 and Pinar-1 wells, respectively, in Turkey, which we spud in February 2013 and December 2014, respectively. The Hayrabolu-10 well was sold as part of the TBNG sale in February 2017.  The Company expects to side-track the Pinar-1 well in the second quarter of 2017.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	2016	2015
	(in thousands)
Other equipment	$1,780	$2,148
Inventory	10,704	17,348
Gas gathering system and facilities	145	4,790
Vehicles	364	400
Leasehold improvements, office equipment and software	7,280	7,487
Gross equipment and other property	20,273	32,173
	(5,237)	(8,801)
Net equipment and other property	$15,036	$23,372

At December 31, 2016, we have classified $3.6 million of inventory as a current asset, which represents our expected inventory consumption in the next twelve months.  We classify the remainder of our materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At December 31, 2016 and 2015, we excluded $14.4 million and $21.3 million (including TBNG), of inventory, respectively, from depreciation as the inventory had not been placed into service.

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

During the years ended December 31, 2016, 2015 and 2014, we recorded a net loss on commodity derivative contracts of $3.3 million, a net gain of $27.5 million and net gain of  $37.5 million, respectively.

On September 7, 2016 and September 9, 2016, in connection with our repayment and termination of our prior senior credit facility, we unwound all of our existing crude oil hedges for the periods September 10, 2016 through March 31, 2019 with one of the lenders.  The unwinding of these hedging transactions resulted in proceeds of $2.6 million and was used for general corporate purposes.

On October 6, 2016 and December 22, 2016, we entered into costless collars with DenizBank to hedge a portion of our oil production in Turkey.

At December 31, 2016, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2016

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	January 1, 2017— December 31, 2017	296	$47.50	$61.00	$(289)
Collar	January 2, 2017— December 31, 2017	445	$50.00	$61.50	(307)
Collar	January 1, 2018— February 28, 2018	458	$50.00	$61.50	(74)
Collar	January 1, 2018— May 31, 2018	298	$47.50	$61.00	(168)
Total Estimated Fair Value of Liability					$(838)

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

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2016 and December 31, 2015, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at December 31, 2016 and December 31, 2015.

As of December 31, 2016
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Liabilities	Sheet	Balance Sheet
(in thousands)
Crude oil	Current liabilities	$596	$–	$596
Crude oil	Long-term liabilities	242	–	242

As of December 31, 2015
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current assets	$3,235	$–	$3,235
Crude oil	Long-term assets	3,370	–	3,370

8. Asset retirement obligations

As part of our development of oil and natural gas properties, we incur asset retirement obligations (“ARO”). Our ARO results from our responsibility to abandon and reclaim our net share of all working interest properties and facilities. At December 31, 2016, the net present value of our total ARO was estimated to be $8.0 million, with the undiscounted value being $12.6 million. Total ARO at December 31, 2016 shown in the table below consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation at a rate of approximately 6.75% per annum for Turkey. These values are discounted to present value using our credit-adjusted risk-free rate of 5.51% per annum for Turkey for the year ended December 31, 2016. The following table summarizes the changes in our ARO for the years ended December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Asset retirement obligations at beginning of period	$9,237	$10,543
Change in estimates	–	385
Liabilities settled	(7)	–
Foreign exchange change effect	(1,604)	(2,137)
Additions	16	78
Accretion expense	373	368
Asset retirement obligations at end of period	8,015	9,237
Less: TBNG asset retirement obligations held for sale	3,182	3,716
Long-term portion	$4,833	$5,521

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

9. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	December 31,	December 31,
	2016	2015
Fixed and floating rate loans	(in thousands)
Term Loan	$25,000	$-
2017 Notes	13,750	34,400
2017 Notes - Related Party	500	20,600
Senior Credit Facility	–	32,075
Unamortized deferred financing costs - Senior Credit Facility and 2017 Notes	–	(1,200)
ANBE Note	2,694	3,592
West Promissory Notes	–	1,000
Loans payable	41,944	90,467
Less: current portion	38,194	35,467
Long-term portion	$3,750	$55,000

Term Loan

On August 23, 2016, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a Credit Agreement with DenizBank.  The Credit Agreement is a master agreement pursuant to which DenizBank may make loans to TEMI from time to time pursuant to additional loan agreements.

On August 31, 2016, DenizBank entered into a $30.0 million term loan with TEMI under the Credit Agreement (the “Term Loan”).  In addition, we and DenizBank entered into additional agreements with respect to up to $20.0 million of non-cash facilities, including guarantee letters and treasury instruments for future hedging transactions.

On September 7, 2016, TEMI used approximately $22.9 million of the proceeds from the Term Loan to repay the Senior Credit Facility with BNP and IFC in full.

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

The Term Loan is guaranteed by DMLP, Ltd. (“DMLP”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Talon Exploration, Ltd. (“Talon Exploration”) and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”), (collectively, the “Guarantors”).  Each of the Guarantors is a wholly-owned subsidiary of the Company.

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

At December 31, 2016, we had $25.0 million outstanding under the Term Loan and no availability, and were in compliance with the covenants in the Term Loan.

2017 Notes

As of December 31, 2016, we had $14.3 million aggregate principal amount of outstanding 2017 Notes.  The 2017 Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).

The 2017 Notes bear interest at an annual rate of 13.0%, payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes mature on July 1, 2017, unless earlier redeemed or converted.  On June 30, 2016, we issued 2,511,742 common shares to certain holders of the 2017 Notes in lieu of paying cash interest on the 2017 Notes.

On November 4, 2016, we exchanged $40.75 million of 2017 Notes for 815,000 Series A Preferred Shares.  In addition, in January 2017, we redeemed $4.3 million of 2017 Notes with proceeds of our offering of Series A Preferred Shares.

Holders may from time to time at such holder’s option, convert, subject to certain terms and conditions, any or all of the principal of any 2017 Note into fully paid and nonassessable common shares at the conversion price.  The conversion price is $6.80 per common share, subject to adjustment as described in the Indenture.  Prior to or contemporaneously with the conversion of any of the principal of a 2017 Note, all accrued but unpaid interest on the principal amount being converted will be paid in cash.  The 2017 Notes may not be converted into common shares on the maturity date or the redemption date.

We may redeem all or part of the 2017 Notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

If we experience a fundamental change (as defined in the Indenture), we will be required to make an offer to repurchase the 2017 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  Additionally, if we sell certain assets for $50.0 million or more in cash consideration, in certain circumstances, we will be required to use a portion of the net cash proceeds of such sale to make an offer to repurchase 2017 Notes at a price equal to the price we would be required to pay for an optional redemption at such time, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  The Indenture provides for customary events of default.  The Indenture contains limited covenants.

Senior Credit Facility

On May 6, 2014, certain of our wholly-owned subsidiaries entered into the Senior Credit Facility.  The Senior Credit Facility was guaranteed by us and each of TransAtlantic Petroleum (USA) Corp. (“TransAtlantic USA”) and TransAtlantic Worldwide.  On September 7, 2016, we repaid the Senior Credit Facility in full and terminated it.

West Promissory Notes

In August 2015, TransAtlantic USA entered into promissory notes (the “Promissory Notes”) with each of Mary West CRT 2 LLC and Gary West CRT 2 LLC, shareholders of the Company (collectively, the “Holders”), whereby TransAtlantic USA could borrow up to $1.5 million under each Promissory Note to fund a share repurchase program. The Holders were managed by Randy Rochman, a former observer of our board of directors at the time, who is now a director of our board.  On September 9, 2016, the Promissory Notes were repaid in full with proceeds from the Term Loan and were terminated.

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

On October 31, 2016, TransAtlantic USA entered into an amendment of the Note with ANBE (the “ANBE Amendment”).  The ANBE Amendment extended the maturity date of the Note from October 31, 2016 to September 30, 2017, provided for the Note to be repaid in four quarterly installments of $0.9 million each in December 2016 and March, June and September 2017, and provided for monthly payments of interest.  In addition, pursuant to the ANBE Amendment, if the sale of TBNG is completed prior to the extended maturity date of the Note, then the Company will repay the Note in full with proceeds from the sale of TBNG within five business days from the closing of the sale.  As of December 31, 2016, the Company had borrowed $2.7 million under the Note and had no availability (See Note 18, “Subsequent Events”).

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At December 31, 2016, we had no outstanding borrowings under these lines of credit.

Loan financing costs

We capitalize certain costs in connection with obtaining our borrowings, such as lender’s fees and related attorney’s fees.  These costs are amortized on a straight line basis, which approximates the effective interest method over the term of the loan as a component of interest expense.  Loan financing costs, which are netted against current loans payable, totaled approximately zero and $1.2 million as of December 31, 2016 and 2015, respectively.  Amortization of loan financing costs totaled approximately $1.2 million, $1.6 million and $1.0 million during 2016, 2015 and 2014, respectively.

10. Shareholders’ equity

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

Direct settlement

On April 17, 2016, we issued 225,000 common shares to Direct Petroleum Inc. (“Direct”) pursuant to a settlement agreement for a mutual release of all current and future claims against the other party.

November 2014 share issuance

In November 2014, we issued 3,218,641 common shares at a deemed price of $7.41 per common share for the acquisition of Stream Oil & Gas Ltd. (“Stream”).

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

Share-based compensation of approximately $0.6 million, $1.1 million and $1.4 million with respect to awards of RSUs was recorded for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had approximately $0.5 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.5 years.  The following table sets forth RSU activity for the year ended December 31, 2016:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value Per RSU
Unvested RSUs outstanding at December 31, 2015	429	$5.60
Granted	698	0.81
Forfeited	(103)	4.46
Vested	(263)	5.16
Unvested RSUs outstanding at December 31, 2016	761	$1.52

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the years ended December 31, 2016, 2015 and 2014 equals net income divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes stock options, RSUs, preferred shares and warrants, whether exercisable or not. The computation of diluted earnings per common share excluded 17.3 million and 8.9 million antidilutive common share equivalents from the year ended December 31, 2016 and 2015, respectively.  There were no antidilutive common share equivalents for the year ended December 31, 2014.

The following table presents the basic and diluted earnings per common share computations:

(in thousands, except per share amounts)	2016	2015	2014
Net (loss) income from continuing operations	$(22,445)	$(26,665)	$29,214
Net income (loss) from discontinued operations	$16,202	$(80,873)	$(138)
Basic net (loss) income per common share:
Shares:
Weighted average common shares outstanding	43,885	40,841	37,829
Basic net (loss) income per common share:
Continuing operations	$(0.51)	$(0.65)	$0.77
Discontinued operations	$0.37	$(1.98)	$–
Diluted net (loss) income per common share:
Shares:
Weighted average shares outstanding	43,885	40,841	37,829
Dilutive effect of:
Restricted share units	–	–	152
Convertible notes	–	–	50
Weighted average common and common equivalent shares outstanding	43,885	40,841	38,031
Diluted net (loss) income per common share:
Continuing operations	$(0.51)	$(0.65)	$0.77
Discontinued operations	$0.37	$(1.98)	$–
Warrants

On December 31, 2014, we issued 134,169 common share purchase warrants (“Warrants”) to Mr. Mitchell and 23,333 common share purchase warrants to each of Mr. Mitchell’s children pursuant to warrant agreements. These Warrants were issued to Mr. Mitchell and his children as shareholders of Gundem, which agreed to pledge Turkish real estate in exchange for an extension of the maturity date of a credit agreement between us and a Turkish bank. As consideration for the pledge of Turkish real estate, the independent members of our board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem. Pursuant to the warrant agreements, the Warrants are immediately exercisable, expire on January 6, 2018, and entitle the holder to purchase one common share for each Warrant at an exercise price of $5.99 per share.

On each of April 24, 2015 and August 13, 2015, we issued 233,333 Warrants to Mr. Mitchell and certain other related parties as shareholders of Gundem, as consideration for the pledge of Turkish real estate in exchange for an extension of the maturity of a credit agreement between TBNG and a Turkish bank.  As consideration for the pledge of Turkish real estate, the independent members of our board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem.  The Warrants were issued pursuant to a warrant agreement, whereby the Warrants are immediately exercisable, expire on January 6, 2018, and entitle the holder to purchase one common share for each Warrant.  The Warrants were issued in April 2015 and August 2015 at an exercise price of $5.65 and $2.99 per share, respectively.  For the year ended December 31, 2015, we incurred $0.5 million of compensation expense for these Warrants.  The fair value of the Warrants was determined using the Black-Scholes Model.

11. Income taxes

The income tax provision differs from the amount that would be obtained by applying the Bermuda statutory income tax rate of 0% for 2016, 2015 and 2014 to income (loss) from continuing operations for the year as follows:

	2016	2015	2014
	(in thousands except rates)
Statutory rate	0.00%	0.00%	0.00%

(Loss) income from continuing operations before income taxes	$(16,399)	$(4,436)	$42,873
Increase (decrease) resulting from:
Foreign tax rate differentials	$(1,018)	$1,676	$9,262
Uncertain tax position	(958)	10,066	1,260
Unremitted earnings	4,777	11,561	–
Derivative contracts	–	(5,038)	–
Change in valuation allowance	(147)	3,232	228
Expiration of non-capital tax loss carryovers	2,056	1,740	1,841
Other	1,336	(1,008)	1,068
Total	$6,046	$22,229	$13,659

The components of the net deferred income tax liability at December 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Deferred tax assets
Property and equipment	$3,003	$3,749
Unrealized gains on derivative contracts	168	–
Timing of accruals	162	351
Non-capital loss carryovers	22,364	24,098
Valuation allowance	(25,452)	(27,870)
Total deferred tax assets	$245	$328
Deferred tax liabilities
Property and equipment	$(9,986)	$(15,514)
Unremitted earnings	(8,586)	(6,981)
Timing of accruals	(479)	(436)
Total deferred tax liabilities	(19,051)	(22,931)
Net deferred tax liabilities	$(18,806)	$(22,603)
Components of net deferred tax liabilities
Non-current assets	$245	$-
Non-current liabilities	(19,051)	(22,603)
Net deferred tax liabilities	$(18,806)	$(22,603)

We have accumulated losses or resource-related deductions available for income tax purposes in Turkey, Romania, Bulgaria and the United States. As of December 31, 2016, we had non-capital tax losses in Turkey of approximately 63.2 million TRY (approximately $18.0 million), which will begin to expire in 2017; non-capital tax losses in Romania of approximately 8.1 million Romanian New Leu (approximately $1.9 million), which will begin to expire in 2018; non-capital losses in Bulgaria of approximately 7.1 million Bulgarian Lev (approximately $3.9 million), which will begin to expire in 2017; and non-capital tax losses in the United States of approximately $51.7 million, which will begin to expire in 2018.  As of December 31, 2016 and 2015, we reflected a valuation allowance of $25.5 million and $27.9 million, respectively, as a reduction to our net operating losses and deferred tax assets.

Effective October 1, 2009, we continued to the jurisdiction of Bermuda. We have determined that no taxes were payable upon the continuance. However, our tax filing positions are still subject to review by taxation authorities who may successfully challenge our interpretation of the applicable tax legislation and regulations, with the result that additional taxes could be payable by us.

We file income tax returns in the United States, Turkey, Romania, Bulgaria and Cyprus, with Turkey being the only jurisdiction with significant amounts of taxes due.  Except for the outstanding examination of the 2011 income tax filings for Petrogas, Turkish income tax filings before 2012 are no longer subject to examination.  As the result of 2016 Turkish legislation allowing us the option to enter into an agreement to exempt corporate income tax filings from examination, we were able to close additional years from examination.

During the year ended December 2016, the Turkish Ministry of Finance completed their audits of Amity for the year ended December 31, 2011, and Talon Exploration for the year ended December 31, 2014, with no significant findings.

As of December 31, 2016 and 2015, we recorded an $8.1 million and $10.9 million liability, respectively, primarily due to uncertain tax positions related to the unwinding of all our crude oil hedge collars and three-way contracts, which are included in long-term accrued liabilities on our consolidated balance sheet.  The unrecognized tax benefits at December 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Unrecognized tax benefits at beginning of period	$11,014	$1,188
Gross increases - tax positions in prior period	910	–
Gross decreases - tax positions in prior period	(3,087)	–
Gross increases - tax positions in current period	1,219	10,066
Gross decreases - tax positions in current period	–	–
Foreign exchange change effect	(1,914)	(240)
Unrecognized tax benefits at end of period	8,142	11,014
Less: TBNG liability held for sale	(63)	(76)
Unrecognized tax benefits at end of period	$8,079	$10,938

As of December 31, 2016, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of the 2017 Notes in the aggregate principal amount of $55.0 million in 2015 (see Note 9, “Loans payable”), management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet corporate cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015, we withdrew the permanent reinvestment assertion on 135.2 million TRY of cumulative earnings generated by certain of our Turkish foreign subsidiaries through fiscal year 2015. We provided for Turkish dividend withholding taxes on the 135.2 million TRY of cumulative undistributed foreign Turkish earnings, resulting in the recognition of a deferred tax liability.   As of December 31, 2016, we maintain the same position and we provided for Turkish dividend withholding taxes on 201.3 million TRY of cumulative undistributed foreign Turkish earnings, resulting in an additional increase in our deferred tax liability.

There is no certainty as to the timing of when such Turkish foreign earnings will be distributed to TransAtlantic Worldwide in whole or in part.

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following tables:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the year ended December 31, 2016
Total revenues	$–	$68,595	$–	$68,595
Production	–	12,293	75	12,368
Exploration, abandonment, and impairment	1,417	4,546	–	5,963
Cost of purchased gas	–	4,418	–	4,418
Seismic and other exploration	–	91	13	104
General and administrative	8,170	7,948	202	16,320
Depreciation, depletion and amortization	264	28,761	–	29,025
Accretion of asset retirement obligations	–	354	19	373
Total costs and expenses	9,851	58,411	309	68,571
Operating (loss) income	(9,851)	10,184	(309)	24
Interest and other expense	(8,633)	(3,208)	–	(11,841)
Interest and other income	656	1,888	2	2,546
Loss on commodity derivative contracts	–	(3,257)	–	(3,257)
Foreign exchange gain (loss)	428	(4,293)	(6)	(3,871)
(Loss) income from continuing operations before income taxes	(17,400)	1,314	(313)	(16,399)
Income tax expense	–	(6,046)	–	(6,046)
Net loss from continuing operations	$(17,400)	$(4,732)	$(313)	$(22,445)
Total assets at December 31, 2016	$17,007	$153,560	$609	$171,176	(1)
Capital expenditures for the year ended December 31, 2016	$–	$10,186	$–	$10,186
For the year ended December 31, 2015
Total revenues	$–	$85,064	$–	$85,064
Production	–	12,804	69	12,873
Exploration, abandonment, and impairment	–	17,778	3,766	21,544
Cost of purchased gas	–	2,082	–	2,082
Seismic and other exploration	55	264	51	370
General and administrative	12,729	11,132	277	24,138
Depreciation, depletion and amortization	306	37,401	–	37,707
Accretion of asset retirement obligations	–	350	18	368
Total costs and expenses	13,090	81,811	4,181	99,082
Operating (loss) income	(13,090)	3,253	(4,181)	(14,018)
Interest and other expense	(7,383)	(5,694)	–	(13,077)
Interest and other income	354	500	1	855
Gain on commodity derivative contracts	–	27,457	–	27,457
Foreign exchange loss	(58)	(5,589)	(6)	(5,653)
(Loss) income from continuing operations before income taxes	(20,177)	19,927	(4,186)	(4,436)
Income tax expense	–	(22,229)	–	(22,229)
Net loss from continuing operations	$(20,177)	$(2,302)	$(4,186)	$(26,665)
Total assets at December 31, 2015	$14,205	$197,944	$601	$212,750	(2)
Capital expenditures for the year ended December 31, 2015	$163	$22,262	$41	$22,466
For the year ended December 31, 2014
Total revenues	$–	$138,807	$23	$138,830
Production	–	18,059	134	18,193
Exploration, abandonment, and impairment	–	19,820	44	19,864
Cost of purchased gas	–	2,055	–	2,055
Seismic and other exploration	178	4,106	1	4,285
Revaluation of contingent consideration	–	–	(2,500)	(2,500)
General and administrative	14,418	14,984	1,669	31,071

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
Depreciation, depletion and amortization	124	48,452	18	48,594
Accretion of asset retirement obligations	–	387	19	406
Total costs and expenses	14,720	107,863	(615)	121,968
Operating (loss) income	(14,720)	30,944	638	16,862
Interest and other expense	(36)	(6,007)	(1)	(6,044)
Interest and other income	350	770	4	1,124
Loss on commodity derivative contracts	–	37,454	–	37,454
Foreign exchange loss	(4)	(6,497)	(22)	(6,523)
(Loss) income loss from continuing operations before income Taxes	(14,410)	56,664	619	42,873
Income tax expense	–	(13,659)	–	(13,659)
Net (loss) income from continuing operations	$(14,410)	$43,005	$619	$29,214
Total assets at December 31, 2014	$51,429	$306,578	$4,675	$362,682	(2)
Goodwill at December 31, 2014	$–	$6,935	$–	$6,935
Capital expenditures for the year ended December 31, 2014	$545	$109,563	$1,393	$111,501

(1)	Excludes assets of TBNG of $25.2 million.
(2)	Excludes assets of TBNG and our discontinued Albanian and Moroccan operations of $85.4 million and $181.0 million at December 31, 2015 and 2014, respectively.

13. Financial instruments

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, European Union Euro, Albanian Lek, and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At December 31, 2016, we had 30.6 million TRY (approximately $8.7 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including but not limited to, supply and demand. At December 31, 2016 and 2015, we were a party to commodity derivative contracts.

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

Fair value measurements

Cash and cash equivalents, receivables, notes receivable, accounts payable, accrued liabilities, the Note and the Promissory Notes were each estimated to have a fair value approximating the carrying amount at December 31, 2016 and 2015 due to the short maturity of those instruments.

The financial assets and liabilities measured on a recurring basis at December 31, 2016 and 2015 consisted of our commodity derivative contracts. Fair values for options are based on counterparty market prices. The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are verified by us using analytical tools. There are no performance obligations related to the collar contracts purchased to hedge our oil production.

We utilize models based on a range of observable market inputs, including pricing models, quoted market prices of publicly traded securities with similar duration and yield, time value, yield curve, prepayment spreads, default rates and discounted cash flow and the values for these contracts are disclosed in Level 2 of the fair value hierarchy to determine the fair value of our commodity derivative contracts. We review prices received from our counterparty for unusual fluctuations to ensure that the prices represent a reasonable estimate of fair value.

At December 31, 2016, the fair value of our Term Loan and 2017 Notes were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.  At December 31, 2016, the carrying value approximated the fair value for the Term Loan and 2017 Notes.  The following table summarizes the valuation of our financial liabilities as of December 31, 2016:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$–	$(838)	$–	$(838)
Disclosed but not carried at fair value
Liabilities:
Term Loan	–	–	(22,500)	(22,500)
2017 Notes	–	–	(13,554)	(13,554)
Total	$–	$(838)	$(36,054)	$(36,892)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2015:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$–	$6,605	$–	$6,605
Disclosed but not carried at fair value
Liabilities:
Senior Credit Facility	–	–	(30,050)	(30,050)
2017 Notes	–	–	(44,489)	(44,489)
Total	$–	$6,605	$(74,539)	$(67,934)

14. Commitments

Our aggregate annual commitments, other than our loans payable, as of December 31, 2016 were as follows:

	Payments Due By Year
	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Series A Preferred Shares dividends (1)	$43,348	$5,526	$5,526	$5,526	$5,526	$5,526	$15,718
Interest	2,962	2,874	88	-	-	-	-
Leases	1,370	698	603	69	-	-	-
Total	$47,680	$9,098	$6,217	$5,595	$5,526	$5,526	$15,718

(1)

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

We lease office space in Dallas, Texas, Bulgaria, and Turkey. We also lease apartments in Turkey, as well as operations yards in Turkey. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $1.8 million and $2.2 million, respectively.

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

16. Related party transactions

Series A Preferred Shares transactions

On November 4, 2016, we issued 921,000 Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes (the “Exchange Offer”), and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes (the “Offering”).  In the Exchange Offer, Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse exchanged $10.0 million of the 2017 Notes for 200,000 Series A Preferred Shares; Dalea Partners, LP (“Dalea”), an affiliate of Mr. Mitchell, exchanged $2.1 million of the 2017 Notes for 41,000 Series A Preferred Shares; and trusts benefitting Mr. Mitchell’s four adult children each exchanged $2.0 million of the 2017 Notes for 40,000 Series A Preferred Shares.  In the Offering, the Pinon Foundation purchased 5,000 Series A Preferred Shares for $250,000; and each of Mr. Mitchell’s four adult children purchased 1,000 Series A Preferred Shares for $50,000.  For more information see Note 5, “Series A Preferred Shares”.

Equity transactions

On December 31, 2014, the Company issued 134,169 Warrants to Mr. Mitchell and 23,333 common share purchase warrants to each of Mr. Mitchell’s children pursuant to warrant agreements. These Warrants were issued to Mr. Mitchell and his children as shareholders of Gundem, which agreed to pledge Turkish real estate in exchange for an extension of the maturity date of a credit agreement between us and a Turkish bank. As consideration for the pledge of Turkish real estate, the independent members of our board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem. Pursuant to the warrant agreements, the Warrants are immediately exercisable, expire on January 6, 2018, and entitle the holder to purchase one common share for each Warrant at an exercise price of $5.99 per share.

On each of April 24, 2015 and August 13, 2015, we issued 233,333 Warrants to Mr. Mitchell and certain other related parties as shareholders of Gundem, as consideration for the pledge of Turkish real estate in exchange for an extension of the maturity of a credit agreement between TBNG and a Turkish bank.  As consideration for the pledge of Turkish real estate, the independent members of our board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem.  The Warrants were issued pursuant to a warrant agreement, whereby the Warrants are immediately exercisable, expire on January 6, 2018, and entitle the holder to purchase one common share for each Warrant.  The Warrants issued in April 2015 and August 2015 an exercise price of $5.65 and $2.99 per share, respectively.  For the year ended December 31, 2015, we incurred $0.5 million of compensation expense for these Warrants.  The fair value of the Warrants was determined using the Black-Scholes Model.

On June 30, 2016, we issued an aggregate of 5,773,305 common shares in private placements under the Securities Act. Of the 5,773,305 common shares, (i) 1,974,452 common shares were issued to Dalea, the trusts of Mr. Mitchell’s four adult children and Pinon Foundation, at their election to receive common shares in lieu of cash interest on the 2017 Notes; (ii) 355,826 common shares were issued to ANBE in lieu of cash interest on the Note and (iii) 814,627 common shares were issued to Dalea and the trusts of Mr. Mitchell’s four adult children for cash, which was used to pay cash interest to certain holders of the 2017 Notes (see Note 10, “Shareholders’ equity”).

Dalea Amended Note and Pledge Agreement

On April 19, 2016, we entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell, and Dalea, pursuant to which Dalea agreed to deliver an amended and restated promissory note (the “Amended Note”) in favor of us, in the principal sum of $7,964,053, which Amended Note would amend and restate that certain promissory note, dated June 13, 2012, made by Dalea in favor of us in the principal amount of $11.5 million (the “Original Note”). The Note Amendment Agreement reduced the principal amount of the Original Note to $8.0 million in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania Ltd. (“TransAtlantic Albania”), a former subsidiary of the Company, to Viking International Limited (“Viking International”).  We have indemnified a third party for any liability relating to the payment of the Account Payable.

Pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into the Amended Note, which amended and restated the Original Note that was issued in connection with our sale of our former subsidiaries, Viking International and Viking Geophysical Services Ltd., (“Viking Geophysical”) to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012. In the Amended Note, we and Dalea acknowledged that (i) while the sale of Dalea’s interest in Viking Services B.V., the beneficial owner of Viking International, VOS and Viking Geophysical (“Viking Services”) enabled us to take the position that the Original Note was accelerated in accordance with its terms, the principal purpose of including the acceleration events in the Original Note was to ensure that certain oilfield services provided by Viking Services to us would continue to be available to us, and (ii) such services will now be provided pursuant to the master services agreement between Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”) and the Company (the “PSIL MSA”).  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. As a result, the Amended Note revised the events triggering acceleration of the repayment of the Original Note to the following: (i) a reduction of ownership by Dalea (and other controlled affiliates of Mr. Mitchell) of equity interest in PSIL to less than 50%; (ii) the sale or transfer by Dalea or PSIL of all or substantially all of its assets to any person (a “Transferee”) that does not own a controlling interest in Dalea or PSIL and is not controlled by Mr. Mitchell (an “Unrelated Person”), or the subsequent transfer by any Transferee that is not an Unrelated Person of all or substantially all of its assets to an Unrelated Person; (iii) the acquisition by an Unrelated Person of more than 50% of the voting interests of Dalea or PSIL; (iv) termination of the PSIL MSA other than as a result of an uncured default thereunder by TEMI; (v) default by PSIL under the PSIL MSA, which default is not remedied within a period of 30 days after notice thereof to PSIL; and (vi) insolvency or bankruptcy of PSIL. The maturity date of the Amended Note was extended to June 13, 2019. The interest rate on the Amended Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell.  The Amended Note contains customary events of default.

In addition, pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into a pledge agreement (the “Pledge Agreement”) with Dalea, whereby Dalea pledged the $2.0 million principal amount of the 2017 Notes owned by Dalea (the “Dalea Convertible Notes”), including any future securities for which the Dalea Convertible Notes are converted or exchanged, as security for the performance of Dalea’s obligations under the Amended Note. The Pledge Agreement provides that interest payable to Dalea under the Dalea Convertible Notes (or any future securities for which the Dalea Convertible Notes are converted or exchanged) will be credited first against the outstanding principal balance of the Amended Note and, upon full repayment of the outstanding principal balance of the Amended Note, any accrued and unpaid interest on the Amended Note. The Pledge Agreement contains customary events of default.  On November 4, 2016, Dalea exchanged $2.0 million of the 2017 Notes for 40,000 Series A Preferred Shares.

On June 30, 2016, we entered into a waiver with Dalea, whereby we waived our right under the Pledge Agreement to receive the interest payment due July 1, 2016 under the Dalea Convertible Notes in connection with the payment of 201,459 common shares to Dalea with respect to the 2017 Note interest payment paid on June 30, 2016.  As of December 31, 2016, the amount receivable under the Amended Note was $7.6 million.

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

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement will be used to reduce the outstanding principal amount of the Amended Note.  During the year ended December 31, 2016, we reduced the principal amount of the Amended Note by $0.2 million for amounts earned under the pledge fee agreements.

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

On August 23, 2011, the Company’s wholly owned subsidiary, TransAtlantic USA, entered into an office lease with Longfellow to lease approximately 5,300 square feet of corporate office space in Addison, Texas. The initial lease term under the lease commenced on July 1, 2013, the date that TransAtlantic USA subleased a portion of its previous office space in Dallas, Texas (the “Commencement Date”). The lease expires five years after the Commencement Date, unless earlier terminated in accordance with the lease. During the initial lease term, TransAtlantic USA will pay monthly rent of $6,625 to Longfellow, plus utilities, real property taxes and liability insurance.

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

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interest in Viking Services to a third party. As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment is owned and operated by PSIL. PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, we entered into the PSIL MSA on substantially similar terms to our prior master services agreements with Viking International, VOS and VGS. Pursuant to the PSIL MSA, PSIL will perform services on behalf of TEMI and its affiliates.  The master services agreements with each of Viking International, VOS and Viking Geophysical will remain in effect through the remainder of the five-year term of the agreements.

On April 5, 2013 (the “First Floor Commencement Date”), TransAtlantic USA entered into an office lease with Longfellow to lease approximately 4,700 square feet of additional corporate office space in Addison, Texas. The initial lease term commenced on the First Floor Commencement Date and expires five years after the First Floor Commencement Date, unless earlier terminated in accordance with the lease. TransAtlantic USA pays monthly rent of $8,120 to Longfellow plus utilities, real property taxes and liability insurance.

For the years ended December 31, 2016 and 2015, we incurred capital and operating expenditures of $7.0 million and $20.0 million, respectively, related to our various related party agreements.

Debt transactions

Between December 2014 and February 2015, we sold $55.0 million of convertible notes in a non-brokered private placement, which were exchanged for the 2017 Notes on February 20, 2015. Dalea purchased $2.0 million of the notes; trusts benefitting Mr. Mitchell’s four children each purchased $2.0 million of the notes; Pinon Foundation, purchased $10.0 million of the notes; the three children of Brian Bailey, a director of the Company, each purchased $100,000 of the notes; and a trust benefitting Barbara and Terry Pope, Mr. Mitchell’s sister-in-law and brother-in-law, purchased $200,000 of the notes.

ANBE Promissory Note

On December 30, 2015, TransAtlantic USA entered into the $5.0 million Note with ANBE, an entity owned by the children of the Company’s chairman and chief executive officer, N. Malone Mitchell, 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The Note bears interest at a rate of 13.0% per annum.  On December 30, 2015, the Company borrowed the Initial Advance of $3.6 million for general corporate purposes.  On June 30, 2016, the Company issued 355,826 common shares in a private placement to ANBE in lieu of paying cash interest on the Note.

On October 31, 2016, TransAtlantic USA entered into an amendment of the Note with ANBE (the “ANBE Amendment”).  The ANBE Amendment extended the maturity date of the Note from October 31, 2016 to September 30, 2017, provided for the Note to be repaid in four quarterly installments of $0.9 million each in December 2016 and March, June and September 2017, and provided for monthly payments of interest.  In addition, pursuant to the ANBE Amendment, if the sale of TBNG is completed prior to the extended maturity date of the Note, then the Company will repay the Note in full with proceeds from the sale of TBNG within five business days from the closing of the sale.  As of December 31, 2016, the Company had borrowed $2.7 million under the Note and had no availability (See Note 18, “Subsequent Events”).

The following table summarizes related party accounts receivable and accounts payable as of December 31, 2016 and December 31, 2015:

	2016	2015
	(in thousands)
Related party accounts receivable:
Riata Management Service Agreement	$528	$194
PSIL MSA	234	–
Viking International master services agreement	–	214
Total related party accounts receivable	$762	$408
Related party accounts payable:
Riata Management Service Agreement	$346	$384
PSIL MSA	1,315	–
Interest payable on 2017 Notes	183	–
Viking International master services agreement	–	2,169
Total related party accounts payable	$1,844	$2,553

17. Assets and liabilities held for sale and discontinued operations

TBNG assets and liabilities held for sale

On October 13, 2016, we entered into a share purchase agreement (the “Purchase Agreement”) with Valeura Energy Netherlands B.V. (“Valeura”) for the sale of all of the equity interests in TBNG, our wholly-owned subsidiary. TBNG owns a portion of the Company’s interests in the Thrace Basin area in Turkey.

The sale of TBNG resulted in the classification of the assets and liabilities of TBNG to the caption “Assets held for sale” and “Liabilities held for sale” for the periods ending December 31, 2016 and 2015.  Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it didn’t meet the requirements to classify its operations as discontinued as the sale wasn’t considered a strategic shift in the Company’s operations.  As such, TBNG’s results of operations are classified as continuing operations for all periods presented (See Note 18, “Subsequent Events”).

Discontinued operations in Albania

As of December 31, 2015 we classified our Albania segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

In February 2016, we sold all of the outstanding equity in Stream to GBC Oil Company Ltd. (“GBC Oil”) in exchange for (i) the future payment of $2.3 million to Raiffeisen Bank Sh.A. (“Raiffeisen”) to pay down a Term Loan Facility dated as of September 17, 2014 (the “Term Loan Facility”) between TransAtlantic Albania and Raiffeisen, and (ii) the assumption of $29.2 million of liabilities owed by Stream, consisting of $23.1 million of accounts payable and accrued liabilities and $6.1 million of debt.  We believe that GBC Oil has failed to pay the amounts required under the purchase agreement, and we are evaluating our legal remedies to enforce the provisions of the purchase agreement.  TransAtlantic Albania owns all of our former Albanian assets and operations.  In addition, GBC Oil issued us a warrant pursuant to which we have the option to acquire up to 25% of the fully diluted equity interests in TransAtlantic Albania for nominal consideration at any time on or before March 1, 2019.  In February 2016, we valued the warrant from GBC Oil at approximately $1.6 million.  At December 31, 2016, we reduced the value of the warrant to zero due to GBC Oil’s failure to comply with its obligations under the purchase agreement.  We recognized this loss under the caption “Exploration, abandonment and impairment” on our consolidated statement of comprehensive (loss) income for the year ended December 31, 2016.

On September 1, 2016, the Company completed a joint venture transaction with respect to the assets in the Delvina gas field in Albania (the “Delvina Assets”). The Company transferred (the “Transfer”) 75% of the outstanding shares of Delvina Gas Company Ltd. (“DelvinaCo”), which owns the Delvina Assets, to Ionian Gas Company Ltd. (“Ionian”) in exchange for Ionian’s agreement to pay $12.0 million to DelvinaCo, which will be used primarily to repay debt and for general corporate purposes with respect to the Delvina Assets. These payments will be made each quarter over an 18-month period, with the first payment of $1.0 million to be completed by November 2016.  As a result of this transaction, we have recorded a gain on disposal of discontinued operations of $9.4 million during the year ended December 31, 2016.

After the Transfer, the Company retained a 25% equity interest in DelvinaCo and has agreed to pay 25% of the operating costs of DelvinaCo, subject to a three-year deferral of capital expenditures. For the next three years, Ionian will be responsible for all agreed upon capital expenditures with respect to the Delvina Assets. At the end of the three-year period, the Company will be required to either reimburse Ionian for its 25% share of such capital expenditures or face dilution in its ownership of DelvinaCo.  As of December 31, 2016, we no longer hold our 25% interest in DelvinaCo as assets held for sale, and have consolidated our interest using proportionate consolidation.

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

Assets and liabilities held for sale

The assets and liabilities held for sale at December 31, 2016 and 2015 are as shown below.  As a result of the joint venture transaction related to the Delvina Assets and the reassessment of the Moroccan contingent liabilities, there were no remaining assets or liabilities held for sale at December 31, 2016 for Albania or Morocco.

	TBNG	Albania	Morocco	Total Held for Sale
		(in thousands)
For the year ended December 31, 2016
Assets
Cash	$1,551	$–	$–	$1,551
Other current assets	7,511	–	–	7,511
Property and equipment, net	16,155	–	–	16,155
Total current assets held for sale	$25,217	$–	$–	$25,217

Liabilities
Accounts payable and other accrued liabilities	$11,240	$–	$–	$11,240
Deferred tax liability	4,698	–	–	4,698
Total current liabilities held for sale	$15,938	$–	$–	$15,938

For the year ended December 31, 2015
Assets
Cash	$1,780	$1,201	$16	$2,997
Other current assets	7,956	1,853	11	9,820
Property and equipment, net	–	48,430	–	48,430
Total current assets held for sale	9,736	51,484	27	61,247
Property and equipment, net	22,292	–	–	22,292
Other long-term assets	1,900	–	–	1,900
Total assets held for sale	$33,928	$51,484	$27	$85,439

Liabilities
Accounts payable and other accrued liabilities	$8,733	$37,888	$6,352	$52,973
Accounts payable - related party	131	3,540	–	3,671
Loan payable	5,132	6,123	–	11,255
Deferred tax liability	–	15,286	–	15,286
Total current liabilities held for sale	$13,996	$62,837	$6,352	$83,185
Deferred tax liability	4,757	–	–	4,757
Other long-term liabilities	4,748	–	–	4,748
Total liabilities held for sale	$23,501	$62,837	$6,352	$92,690

As of December 31, 2015, our third-party debt held for sale consisted of the following:

December 31,
2015
(in thousands)
Fixed and floating rate loans
Term Loan Facility	$6,123
TBNG credit facility	5,192
Unamortized deferred financing costs - TBNG credit facility	(60)
Loan payable	$11,255

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

TBNG had a fully-drawn credit facility with a Turkish bank.  The facility was secured by a lien on a Turkish real estate property owned by Gundem, which is 97.5% beneficially owned by Mr. Mitchell and his children.  At December 31, 2015, TBNG had a balance of $5.2 million under the credit facility and no availability.  In August 2016, TBNG repaid the credit facility in full and terminated it.

Our operating results from discontinued operations for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,138	-	1,138
Total other costs and expenses	561	-	561
Total other income	10,168	6,903	17,071
Income before income taxes	$9,095	$6,903	$15,998
Income tax benefit	204	-	204
Income from discontinued operations	$9,299	$6,903	$16,202
For the year ended December 31, 2015
Total revenues	$8,565	$-	$8,565
Production and transportation expense	11,615	-	11,615
Exploration, abandonment and impairment	86,577	-	86,577
Total other costs and expenses	9,229	5	9,234
Total other income	1,819	-	1,819
Loss before income taxes	$(97,037)	$(5)	$(97,042)
Income tax benefit	16,169	-	16,169
Loss from discontinued operations	$(80,868)	$(5)	$(80,873)
For the year ended December 31, 2014
Total revenues	$1,898	$-	$1,898
Total costs and expenses	2,984	20	3,004
Total other income	356	-	356
Loss before income taxes	$(730)	$(20)	$(750)
Income tax benefit	612	-	612
Loss from discontinued operations	$(118)	$(20)	$(138)

18. Subsequent events

Optional redemption of 2017 Notes

On January 1, 2017 (the “Redemption Date”), we redeemed $4.3 million in aggregate principal amount of 2017 Notes at a cash redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon to the Redemption Date.  After the optional redemption, we had $10.0 million of 2017 Notes outstanding.

TBNG Sale

On February 24, 2017, we sold TBNG for gross proceeds of $20.9 million, and approximate net cash proceeds of $16.3 million, effective as of March 31, 2016.  The purchase price is subject to post-closing adjustments, and we agreed to escrow $3.1 million of the purchase price for 30 days to satisfy any agreed upon purchase price adjustments.

We used $2.7 million of the net proceeds from the sale to pay off our Note with ANBE pursuant to the terms of the ANBE Amendment.

Amendment to Master Services Agreement

On March 20, 2017, the Company entered into a second amendment to the Master Services Agreement among the Company and Longfellow Energy, LP, a Texas limited partnership, Viking Drilling, LLC, a Nevada limited liability company, RIATA Management, LLC, an Oklahoma limited liability company, Longfellow Nemaha, LLC, a Texas limited liability company, Red Rock Minerals, LP, a Delaware limited partnership, Red Rock Advisors, LLC,  a Texas limited liability company, Production Solutions International Limited , a Bermuda exempted company, and Nexlube Operating, LLC, a Delaware limited liability company, and their subsidiaries (collectively, the "Riata Entities"), adding and removing certain of the Riata Entities and expanding the scope of services.  As this agreement is a related party transaction, the independent members of the Board of Directors reviewed and approved this amendment.

TRANSATLANTIC PETROLEUM LTD.

Supplemental Information

(unaudited)

Supplemental quarterly financial data (unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2016 and 2015.

	Three Months Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
For the year ended December 31, 2016:
Revenues	$15,566	$17,698	$16,659	$18,672
Net loss from continuing operations	(5,566)	(6,544)	(4,636)	(5,699)
Net income (loss) from discontinued operations	15	(118)	16,305	-
Net (loss) income	(5,551)	(6,662)	11,669	(5,699)
Comprehensive (loss) income	(2,577)	(8,927)	7,683	(21,148)
Basic and diluted net (loss) income per common share from continuing operations	$(0.14)	$(0.16)	$(0.10)	$(0.12)
Basic and diluted net (loss) income per common share from discontinuing operations	$0.00	$(0.00)	$0.35	$0.00
Basic and diluted net (loss) income per common share	$(0.14)	$(0.16)	$0.25	$(0.12)
For the year ended December 31, 2015:
Revenues	$25,757	$25,053	$18,337	$15,917
Net (loss) income from continuing operations	(4,023)	(5,689)	15,633	(32,586)
Net loss from discontinued operations	(1,471)	(1,561)	(10,731)	(67,110)
Net (loss) income	(5,494)	(7,250)	4,902	(99,696)
Comprehensive loss	(29,113)	(12,167)	(16,841)	(91,697)
Basic and diluted net (loss) income per common share from continuing operations	$(0.10)	$(0.14)	$0.38	$(0.80)
Basic and diluted net loss per common share from discontinuing operations	$(0.04)	$(0.04)	$(0.26)	$(1.65)
Basic and diluted net (loss) income per common share	$(0.13)	$(0.18)	$0.12	$(2.45)

(1)

The sum of the individual quarterly net (loss) income amounts per share may not agree with full year net (loss) income per share as each quarterly computation is based on the net income or loss for that quarter and the weighted-average number of shares outstanding during that quarter.

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

Supplemental oil and natural gas reserves information (unaudited)

As required by the FASB and the SEC, the standardized measure of discounted future net cash flows (the “Standardized Measure”) presented below is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10% to proved reserves. We do not believe the Standardized Measure provides a reliable estimate of the Company’s expected future cash flows to be obtained from the development and production of its oil and natural gas properties or of the value of its proved oil and natural gas reserves. The Standardized Measure is prepared on the basis of certain prescribed assumptions including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year-to-year as prices change.

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

Proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. We engaged DeGolyer & MacNaughton to prepare our reserves estimates in Turkey, excluding TBNG, Albania and Bulgaria.

The following unaudited schedules are presented in accordance with required disclosures about oil and natural gas producing activities to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies.

All of our proved reserves are located in Turkey and Albania, and all prices are held constant in accordance with SEC rules.  As of December 31, 2016, we have classified TBNG’s assets and liabilities as held for sale.  As of December 31, 2015, we have classified our Albania segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

Oil and natural gas prices used to estimate reserves were computed by applying the volume-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2016, 2015 and 2014. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12-Month
	Average Price
	Oil	Natural Gas
	per (Bbl)	per (Mcf)
Turkey
2016	$37.22	$5.71
2015	$48.65	$7.65
2014	$94.53	$8.71

Albania
2016	$44.42	$7.50
2015	$38.77	$7.37
2014	$69.55	$10.00

The following table sets forth our estimated net proved reserves, including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Turkey	Albania(1)	TBNG(2)	Total
	Oil (Mbbls)
Total proved reserves
December 31, 2013	9,551	-	163	9,714
Acquisitions	-	14,296	-	14,296
Extensions and discoveries	4,740	-	-	4,740
Revisions of previous estimates	1,250	-	4	1,254
Sales volumes	(1,300)	(36)	(3)	(1,339)
December 31, 2014	14,241	14,260	164	28,665
Extensions and discoveries	362	-	-	362
Revisions of previous estimates	(2,525)	(9,771)	(7)	(12,303)
Sales volumes	(1,417)	(231)	(3)	(1,651)
December 31, 2015	10,661	4,258	154	15,073
Revisions of previous estimates	3,443	-	(149)	3,294
Sale of reserves	-	(4,206)	-	(4,206)
Sales volumes	(1,374)	-	(2)	(1,376)
December 31, 2016	12,730	52	3	12,785

Proved developed reserves
December 31, 2014:
Proved developed producing	6,147	4,630	6	10,783
Proved developed non-producing	630	9,270	74	9,974
Total	6,777	13,900	80	20,757
December 31, 2015:
Proved developed producing	4,377	2,096	5	6,478
Proved developed non-producing	1,141	1,989	75	3,205
Total	5,518	4,085	80	9,683
December 31, 2016:
Proved developed producing	4,241	-	3	4,244
Proved developed non-producing	544	8	-	552
Total	4,785	8	3	4,796

Proved undeveloped reserves

As of December 31, 2014	7,464	360	84	7,908
As of December 31, 2015	5,143	173	74	5,390
As of December 31, 2016	7,945	44	-	7,989

	Turkey	Albania(1)	TBNG(2)	Total
	Gas (Mmcf)
Total proved reserves
December 31, 2013	6,762	-	8,277	15,039
Acquisitions	-	8,249	-	8,249
Extensions and discoveries	-	-	2,809	2,809
Revisions of previous estimates	70	-	1,598	1,668
Sales volumes	(1,065)	-	(2,197)	(3,262)
December 31, 2014	5,767	8,249	10,487	24,503
Extensions and discoveries	-	-	-	-
Revisions of previous estimates	686	(2,722)	1,398	(638)
Sales volumes	(602)	-	(1,889)	(2,491)
December 31, 2015	5,851	5,527	9,996	21,374
Revisions of previous estimates	(190)	-	23	(167)
Sale of reserves	-	(4,116)	-	(4,116)
Sales volumes	(449)	-	(982)	(1,431)
December 31, 2016	5,212	1,411	9,037	15,660

Proved developed reserves
December 31, 2014:
Proved developed producing	2,160	-	3,412	5,572
Proved developed non-producing	1,767	-	2,212	3,979
Total	3,927	-	5,624	9,551
December 31, 2015:
Proved developed producing	2,238	-	2,864	5,102
Proved developed non-producing	1,749	935	1,925	4,609
Total	3,987	935	4,789	9,711
December 31, 2016:
Proved developed producing	1,886	-	1,927	3,813
Proved developed non-producing	1,519	233	1,911	3,663
Total	3,405	233	3,838	7,476

Proved undeveloped reserves
As of December 31, 2014	1,840	8,249	4,863	14,952
As of December 31, 2015	1,864	4,592	5,207	11,663
As of December 31, 2016	1,807	1,178	5,199	8,184

(1)

As of December 31, 2015, we have classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.  DeGolyer and MacNaughton did not evaluate the Albania properties for December 31, 2014.

(2)

Consists of amounts related to our TBNG assets that were sold in February 2017.  As of December 31, 2016, our TBNG assets and liabilities were classified as held for sale.  DeGolyer and MacNaughton did not evaluate the TBNG properties for December 31, 2016.

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2016, our estimated proved reserves, excluding TBNG, were 13,886 Mboe, a decrease of 2,930 Mboe, or 17.4%, compared to 16,816 Mboe at December 31, 2015.  This decrease was primarily attributable to the sale of all our Albanian oil fields and 75% of our Albanian natural gas field and a 19% decline in the SEC oil price in 2016.  Additionally, proved reserves decreased due to sales volumes of 1,449 Mboe, consisting of 1,374 Mbbls of oil and 449 Mmcf of natural gas.  This was partially offset by an increase in proved reserves in the Bahar and Selmo oil fields of 3,519 Mbbls of oil due primarily to production outperforming previous estimates.  The estimated undiscounted capital costs associated with our proved reserves in Turkey is $166.3 million.

Proved Undeveloped Reserves

At December 31, 2016, our estimated proved undeveloped reserves, excluding TBNG, were 8,486 Mboe, an increase of 2,094 Mboe, or 32.8%, compared to 6,392 Mboe at December 31, 2015. The increase in proved undeveloped reserves was primarily due to a combination of additional planned wells for the Bahar oil field and type curve revisions attributable to improved production performance in the Selmo and Bahar oil fields.  All of our proved undeveloped reserves as of December 31, 2016 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve.  The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $165.0 million, of which $23.7 million is expected to be incurred in 2017.

The proved undeveloped reserves assume development costs will be funded from future cash flows from operations and financing activities, which may not be sufficient or available at commercially economic terms and could impact the timing of these development activities.

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2016, 2015 and 2014 are shown in the table below.  In our calculation of Standardized Measure, we have utilized statutory tax rates of 20% and 50% for Turkey and Albania, respectively.  DeGolyer and MacNaughton did not estimate the Standardized Measure or future income tax expense.

	Turkey	Albania(1)	TBNG(2)	Total
	(in thousands)
As of and for the year ended December 31, 2016
Future cash inflows	$504,191	$12,922	$65,247	$582,360
Future production costs	(118,632)	(4,420)	(7,012)	(130,064)
Future development costs	(166,253)	(5,000)	(24,555)	(195,808)
Future income tax expense	(12,395)	-	(4,070)	(16,465)
Future net cash flows	206,911	3,502	29,610	240,023
10% annual discount for estimated timing of cash flows	(80,373)	(2,764)	(11,952)	(95,089)
Standardized measure of discounted future net cash flows related to proved reserves	$126,538	$738	$17,658	$144,934
As of and for the year ended December 31, 2015
Future cash inflows	$558,092	$205,829	$90,156	$854,077
Future production costs	(130,186)	(116,617)	(9,905)	(256,708)
Future development costs	(141,381)	(26,474)	(26,533)	(194,388)
Future income tax expense	(21,446)	-	(7,454)	(28,900)
Future net cash flows	265,079	62,738	46,264	374,081
10% annual discount for estimated timing of cash flows	(93,956)	(35,851)	(18,160)	(147,967)
Standardized measure of discounted future net cash flows related to proved reserves	$171,123	$26,887	$28,104	$226,114
As of and for the year ended December 31, 2014
Future cash inflows	$1,393,103	$921,237	$111,266	$2,425,606
Future production costs	(296,325)	(239,149)	(13,203)	(548,677)
Future development costs	(206,041)	(123,085)	(28,634)	(357,760)
Future income tax expense	(138,604)	(243,774)	(9,833)	(392,211)
Future net cash flows	752,133	315,229	59,596	1,126,958
10% annual discount for estimated timing of cash flows	(253,777)	(182,228)	(18,872)	(454,877)
Standardized measure of discounted future net cash flows related to proved reserves	$498,356	$133,001	$40,724	$672,081

(1)	As of December 31, 2015, we have classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.
(2)	Consists of amounts related to our TBNG assets that were sold in February 2017. As of December 31, 2016, our TBNG assets and liabilities were classified as held for sale.

Changes in the standardized measure of discounted future net cash flows

The following are the principal sources of changes in the Standardized Measure applicable to proved oil and natural gas reserves for the years ended December 31, 2016, 2015 and 2014.

	Turkey	Albania(1)	TBNG(2)	Total
	(in thousands)
For the year ended December 31, 2016
Standardized measure, January 1,	$171,123	$26,887	$28,104	$226,114
Net change in sales and transfer prices and in production (lifting) costs related to future production	(75,216)	-	(7,696)	(82,912)
Changes in future estimated development costs	(25,496)	-	1,678	(23,818)
Sales and transfers of oil and natural gas during the period	(45,306)	36	(5,766)	(51,036)
Net change due to sales of reserves	-	(28,768)	-	(28,768)
Net change due to revisions in quantity estimates	81,546	-	(4,789)	76,757
Previously estimated development costs incurred during the period	6,959	-	-	6,959
Accretion of discount	15,115	2,017	2,683	19,815
Other	(9,818)	566	575	(8,677)
Net change in income taxes	7,631	-	2,869	10,500
Standardized measure, December 31,	$126,538	$738	$17,658	$144,934
For the year ended December 31, 2015
Standardized measure, January 1,	$498,357	$133,001	$40,724	$672,082
Net change in sales and transfer prices and in production (lifting) costs related to future production	(426,902)	(223,406)	(10,445)	(660,753)
Changes in future estimated development costs	44,004	52,914	687	97,605
Sales and transfers of oil and natural gas during the period	(56,387)	2,499	(13,456)	(67,344)
Net change due to extensions and discoveries	12,219	-	-	12,219
Net change due to revisions in quantity estimates	(79,900)	(96,727)	6,203	(170,424)
Previously estimated development costs incurred during the period	15,718	281	1,000	16,999
Accretion of discount	48,477	17,689	3,406	69,572
Other	10,270	(1,930)	(1,501)	6,839
Net change in income taxes	105,267	142,566	1,486	249,319
Standardized measure, December 31,	$171,123	$26,887	$28,104	$226,114
For the year ended December 31, 2014
Standardized measure, January 1,	$442,946	$-	$52,823	$495,769
Net change in sales and transfer prices and in production (lifting) costs related to future production	(59,709)	-	(16,203)	(75,912)
Changes in future estimated development costs	(137,920)	-	(13,318)	(151,238)
Sales and transfers of oil and natural gas during the period	(102,693)	-	(15,390)	(118,083)
Net change due to extensions and discoveries	228,819	-	16,824	245,643
Net change due to purchases of minerals in place	-	235,855	-	235,855
Net change due to revisions in quantity estimates	62,464	-	9,758	72,222
Previously estimated development costs incurred during the period	51,671	-	11,579	63,250
Accretion of discount	39,973	-	4,466	44,439
Other	(11,097)	-	(8,243)	(19,340)
Net change in income taxes	(16,097)	(102,854)	(1,572)	(120,523)
Standardized measure, December 31,	$498,357	$133,001	$40,724	$672,082

(1)

As of December 31, 2015, we have classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented in our consolidated financial statements in this Annual Report on Form 10-K.

(2)	Consists of amounts related to our TBNG assets that were sold in February 2017. As of December 31, 2016, our TBNG assets and liabilities were classified as held for sale.

Costs incurred in oil and natural gas property acquisition, exploration and development

Costs incurred in oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Turkey	Albania	Bulgaria	TBNG	Total
	(in thousands)
For the year ended December 31, 2016
Exploration	$2,094	$-	$-	$3	$2,097
Development	6,959	-	-	-	6,959
Total costs incurred	$9,053	$-	$-	$3	$9,056
For the year ended December 31, 2015
Exploration	$6,312	$10,022	$-	$-	$16,334
Development	14,654	285	41	1,000	15,980
Total costs incurred	$20,966	$10,307	$41	$1,000	$32,314
For the year ended December 31, 2014
Acquisitions of properties
Proved	$-	$99,927	$-	$-	$99,927
Unproved	-	16,140	-	-	16,140
Exploration	37,905	2,161	1,291	1,238	42,595
Development	54,034	110	44	9,216	63,404
Total costs incurred	$91,939	$118,338	$1,335	$10,454	$222,066

EXHIBIT INDEX

2.1

Share Purchase Agreement, dated February 29, 2016, among TransAtlantic Holdings B.C. Ltd. and Continental Oil & Gas (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March  4, 2016).

2.2

Share Purchase Agreement, dated October 13, 2016, by and between TransAtlantic Worldwide, Ltd. and Valeura Energy Netherlands B.V. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 13, 2016, filed with the SEC on October 13, 2016.

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

3.4

Certificate of Designations of 12.0% Series A Convertible Redeemable Preferred Shares of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 31, 2016, filed with the SEC on November 4, 2016).

4.1

Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Specimen Common Share certificate (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 4, 2014, filed with the SEC on March 6, 2014).

4.3

Indenture, dated as of February 20, 2015, between TransAtlantic Petroleum Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 20, 2015, filed with the SEC on February 25, 2015).

4.4	Form of 13.0% Convertible Note due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 20, 2015, filed with the SEC on February 25, 2015).

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

10.9

Convertible Promissory Note, by and between TransAtlantic Petroleum Ltd. and ANBE Holdings, LP, dated December 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2016).

10.10

Master Services Agreement, dated March 3, 2016, among TransAtlantic Exploration Mediterranean International Pty Ltd and Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March  4, 2016).

10.11

Form of General Credit Agreement between DenizBank A.S. and each of TransAtlantic Exploration Mediterranean International Pty Ltd, TransAtlantic Turkey, Ltd., DMLP, Ltd. and Talon Exploration, Ltd, dated August 23, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q dated September 30, 2016, filed with the SEC on November 9, 2016).

10.12

Current Account Loan Agreement between TransAtlantic Exploration Mediterranean International Pty Ltd and DenizBank A.S., dated August 31, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q dated September 30, 2016, filed with the SEC on November 9, 2016).

10.13

Note Amendment Agreement, dated April 19, 2016, by and among TransAtlantic Petroleum Ltd., Dalea Partners, LP., and N. Malone Mitchell, 3rd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.14

Amended and Restated Promissory Note, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.15

Pledge Agreement, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.16

Extension of Convertible Promissory Note, dated June 30, 2016, by and between ANBE Holdings, L.P. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2016, filed with the SEC on July 5, 2016).

10.17

Extension of Convertible Promissory Note, dated August 31, 2016, by and between ANBE Holdings, L.P. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on September 7, 2016).

10.18

Amendment of Convertible Promissory Note, dated October 31, 2016, by and between ANBE Holdings, L.P. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2016, filed with the SEC on November 4, 2016).

10.19

Indemnity Agreement, dated May 9, 2016, by and between TransAtlantic Petroleum Ltd. and N. Malone Mitchell 3rd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q dated March 31, 2016, filed with the SEC on May 10, 2016).

10.20*	Gundem Pledge Agreement, dated August 31, 2016, by and between Gundem Turizm Yatirim Ve Isletmeleri A.S. and TransAtlantic Petroleum Ltd.

10.21*	Diyarbakir Pledge Agreement, dated August 31, 2016, by and between Noah Malone Mitchell, 3rd, Selami Erdem Uras and TransAtlantic Petroleum Ltd.

10.22*

Second Amendment to Service Agreement, dated March 20, 2017, by and between TransAltantic Petroleum Ltd. and Longfellow Energy, LP, Riata Management, LLC, Longfellow Nemaha, LLC, Red Rock Minerals, LP, Red Rock Advisors, LLC, Production Solutions International Limited and Nexlube Operating, LLC.

21.1*	Subsidiaries of the Company.

23.1*	Consent of PMB Helin Donovan, LLP.

23.2*	Consent of KPMG LLP.

23.3*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton, dated February 24, 2017.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	Furnished herewith.