Form 10-Q
period 2017-03-31
TRANSATLANTIC PETROLEUM LTD.
filed 2017-05-10
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 8, 2017, the registrant had 47,337,805 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,300	$10,034
Restricted cash	–	2,555
Accounts receivable, net
Oil and natural gas sales	16,428	17,885
Joint interest and other	5,216	3,230
Related party	791	762
Prepaid and other current assets	6,239	4,756
Derivative asset	126	–
Inventory	3,527	3,647
Assets held for sale	–	25,217
Total current assets	47,627	68,086
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	192,761	197,214
Unproved	24,821	21,109
Equipment and other property	18,723	20,273
	236,305	238,596
Less accumulated depreciation, depletion and amortization	(121,362)	(120,638)
Property and equipment, net	114,943	117,958
Other long-term assets:
Other assets	2,208	2,725
Note receivable - related party	7,405	7,624
Derivative asset	24	–
Total other assets	9,637	10,349
Total assets	$172,207	$196,393
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,667	$7,036
Accounts payable - related party	1,961	1,844
Accrued liabilities	12,390	12,492
Derivative liability	–	596
Loans payable	25,950	34,750
Loan payable - related party	525	3,444
Liabilities held for sale	–	15,938
Total current liabilities	46,493	76,100
Long-term liabilities:
Asset retirement obligations	4,701	4,833
Accrued liabilities	8,304	8,126
Deferred income taxes	19,077	18,806
Loans payable	4,125	3,750
Derivative liability	–	242
Total long-term liabilities	36,207	35,757
Total liabilities	82,700	111,857
Commitments and contingencies
Series A preferred shares, $0.01 par value, 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of March 31, 2017 and December 31, 2016, respectively	21,300	21,300
Series A preferred shares-related party, $0.01 par value, 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of March 31, 2017 and December 31, 2016, respectively	24,750	24,750
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 47,312,231 shares and 47,220,525 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4,731	4,722
Treasury stock	(970)	(970)
Additional paid-in-capital	573,370	573,278
Accumulated other comprehensive loss	(119,397)	(140,316)
Accumulated deficit	(414,277)	(398,228)
Total shareholders' equity	43,457	38,486
Total liabilities, Series A preferred shares and shareholders' equity	$172,207	$196,393

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:
Oil and natural gas sales	$15,768	$14,526
Sales of purchased natural gas	654	1,026
Other	14	14
Total revenues	16,436	15,566
Costs and expenses:
Production	3,087	2,886
Exploration, abandonment and impairment	106	1,305
Cost of purchased natural gas	568	896
Seismic and other exploration	15	66
General and administrative	3,590	4,843
Depreciation, depletion and amortization	4,497	7,966
Accretion of asset retirement obligations	48	92
Total costs and expenses	11,911	18,054
Operating income (loss)	4,525	(2,488)
Other income (expense):
Loss on sale of TBNG	(15,226)	-
Interest and other expense	(2,371)	(2,656)
Interest and other income	293	212
Gain on commodity derivative contracts	988	771
Foreign exchange (loss) gain	(2,123)	342
Total other expense	(18,439)	(1,331)
Loss from continuing operations before income taxes	(13,914)	(3,819)
Income tax expense	(2,135)	(1,747)
Net loss from continuing operations	(16,049)	(5,566)
Loss from discontinued operations before income taxes	-	(938)
Gain on disposal of discontinued operations	-	749
Income tax benefit	-	204
Net income from discontinued operations	-	15
Net loss	$(16,049)	$(5,551)
Other comprehensive income (loss):
Foreign currency translation adjustment	20,919	2,974
Comprehensive income (loss)	$4,870	$(2,577)

Net loss per common share
Basic net loss per common share
Continuing operations	$(0.34)	$(0.14)
Discontinued operations	$0.00	$0.00
Weighted average common shares outstanding	47,298	40,738
Diluted net loss per common share
Continuing operations	$(0.34)	$(0.14)
Discontinued operations	$0.00	$0.00
Weighted average common and common equivalent shares outstanding	47,298	40,738

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	47,220	333	699	$4,722	$(970)	$573,278	$(140,316)	$(398,228)	$38,486
Issuance of restricted stock units	92	-	-	9	-	(9)	-	-	-
Tax withholding on restricted stock units	-	-	-	-	-	(35)	-	-	(35)
Share-based compensation	-	-	-	-	-	136	-	-	136
Foreign currency translation adjustment	-	-	-	-	-	-	20,919	-	20,919
Net loss	-	-	-	-	-	-	-	(16,049)	(16,049)
Balance at March 31, 2017	47,312	333	699	$4,731	$(970)	$573,370	$(119,397)	$(414,277)	$43,457

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net loss	$(16,049)	$(5,551)
Adjustment for net income from discontinued operations	–	(15)
Net loss from continuing operations	(16,049)	(5,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	136	178
Foreign currency loss (gain)	1,039	(155)
Gain on commodity derivative contracts	(988)	(771)
Cash settlement on commodity derivative contracts	–	1,228
Loss on sale of TBNG	15,226	–
Amortization on loan financing costs	37	190
Deferred income tax expense	1,251	407
Exploration, abandonment and impairment	106	1,305
Depreciation, depletion and amortization	4,497	7,966
Accretion of asset retirement obligations	48	92
Changes in operating assets and liabilities:
Accounts receivable	(1,665)	(949)
Prepaid expenses and other assets	(1,151)	94
Accounts payable and accrued liabilities	(628)	2,490
Net cash provided by operating activities from continuing operations	1,859	6,509
Net cash used in operating activities from discontinued operations	–	(84)
Net cash provided by operating activities	1,859	6,425
Investing activities:
Additions to oil and natural gas properties	(6,383)	(2,205)
Additions to equipment and other properties	(155)	(139)
Restricted cash	2,166	(6,619)
Proceeds from the sale of TBNG	17,779	–
Net cash provided by (used in) investing activities	13,407	(8,963)
Financing activities:
Tax withholding on restricted share units	(35)	(21)
Loan repayment	(8,650)	(2,588)
Loan repayment - related party	(2,694)	–
Net cash used in financing activities	(11,379)	(2,609)
Effect of exchange rate on cash flows and cash equivalents	(172)	6
Net increase (decrease) in cash and cash equivalents	3,715	(5,141)
Cash and cash equivalents, beginning of period (1)	11,585	7,480
Cash and cash equivalents, end of period	$15,300	$2,339
Supplemental disclosures:
Cash paid for interest	$2,713	$998
Cash paid for taxes	$989	$96

(1) Includes TBNG cash held for sale of $1.6 million at December 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria and an operated interest in a joint venture in Albania. As of May 8, 2017, approximately 48% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria and an operated interest in a joint venture in Albania.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in the notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to fair value measurements associated with acquisitions and financial derivatives, the recoverability and impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.  During the three months ended March 31, 2017, we reclassified certain balance sheet amounts previously reported on our consolidated balance sheet at December 31, 2016 to conform to current year presentation.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016.

On February 24, 2017, we closed the sale of our ownership interests in our subsidiary Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) for gross proceeds of $20.9 million, and approximate net cash proceeds of $16.3 million, effective as of March 31, 2016. The purchase price was subject to post-closing adjustments, and we agreed to escrow $3.1 million of the purchase price for 30 days to satisfy any agreed upon purchase price adjustments.  We agreed to a $0.2 million reduction to the purchase price and, as of March 31, 2017, escrowed funds of $2.9 million were classified as “Joint interest and other” accounts receivable on our consolidated balance sheets.  On April 10, 2017, we collected the $2.9 million of escrowed funds.

We classified the assets and liabilities of TBNG within the captions “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheets as of December 31, 2016.  Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it didn’t meet the requirements to classify its operations as discontinued as the sale wasn’t considered a strategic shift in the Company’s operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented (See Note 13, “Assets and liabilities held for sale and discontinued operations”).

2. Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  ASU 2016-08 does not change the core principle of Topic 606, but clarifies the implementation guidance on principal versus agent considerations.  ASU 2016-08 is effective for annual and interim periods beginning after December 15, 2017.  We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial statements and results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).  ASU 2016-10 does not change the core principle of Topic 606, but clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  ASU 2016-10 is effective for annual and interim periods beginning after December 15, 2017.  We are currently assessing the potential impact of ASU 2016-10 on our consolidated financial statements and results of operations.

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

3. Series A Preferred Shares

Series A Preferred Shares

On November 4, 2016, we issued 921,000 shares of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 13.0% Convertible Notes due 2017 (“2017 Notes”), at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes. All of the Series A Preferred Shares were issued at a value of $50.00 per share. We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes on January 1, 2017. The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of March 31, 2017, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding.

Pursuant to the Certificate of Designations for the Series A Preferred Shares (the “Certificate of Designations”), each Series A Preferred Share may be converted at any time, at the option of the holder, into 45.754 common shares of the Company (which is equal to an initial conversion price of approximately $1.0928 per common share and is subject to customary adjustments for stock splits, stock dividends, recapitalizations or other fundamental changes). During the period ending on November 4, 2017, the conversion rate will be adjusted on an economic weighted average anti-dilution basis for the issuance of common shares for cash at a price below the conversion price then in effect. Such anti-dilution protection excludes (i) dividends paid on the Series A Preferred Shares in common shares, (ii) issuances of common shares in connection with acquisitions, (iii) issuances of common shares under currently outstanding convertible notes and warrants and (iv) issuances of common shares in connection with employee compensation arrangements and employee benefit plans. This non-standard dilution adjustment clause results in a contingent beneficial conversion feature.

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on March 31, June 30, September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three months ended March 31, 2017, we paid $1.4 million in cash dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.

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

The Certificate of Designation also provides that without the approval of the holders of a majority of the outstanding Series A Preferred Shares, we will not issue indebtedness for money borrowed or other securities which are senior to the Series A Preferred Shares in excess of the greater of (i) $100 million or (ii) 35% of our PV-10 of proved reserves as disclosed in our most recent independent reserve report filed or furnished by us on EDGAR. In addition, until our 2017 Notes are repaid in full, we will not issue indebtedness for money borrowed (other than ordinary trade indebtedness and up to $30.0 million borrowed from DenizBank, A.S. (“DenizBank”)), unless the net proceeds thereof are used (i) to redeem, retire or repay the 2017 Notes, (ii) spud, drill or complete two designated wells, or (iii) used in connection with collateralization or guarantees with respect to our hedging efforts.

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

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	March 31, 2017	December 31, 2016
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$192,283	$196,743
Bulgaria	478	471
Total oil and natural gas properties, proved	192,761	197,214
Oil and natural gas properties, unproved:
Turkey	24,821	21,109
Total oil and natural gas properties, unproved	24,821	21,109
Gross oil and natural gas properties	217,582	218,323
Accumulated depletion	(116,011)	(115,401)
Net oil and natural gas properties	$101,571	$102,922

For the three months ended March 31, 2017, we recorded foreign currency translation adjustments, which decreased proved properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At March 31, 2017 and December 31, 2016, we excluded $0.1 million and $1.9 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At March 31, 2017, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $12.5 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $64.2 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

At December 31, 2016, the capitalized costs of our oil and natural gas properties included $13.2 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $66.7 million relating to well costs and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

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

During the three months ended March 31, 2017 and 2016, we recorded $0.1 million and $1.3 million, respectively, of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of March 31, 2017, we had $1.9 million of exploratory well costs capitalized for the Pinar-1 well, in Turkey, which we spud in March 2014. We are currently sidetracking the Pinar-1 well.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Inventory	$9,050	$10,704
Leasehold improvements, office equipment and software	7,371	7,280
Vehicles	354	364
Other equipment	1,948	1,925
Gross equipment and other property	18,723	20,273
Accumulated depreciation	(5,351)	(5,237)
Net equipment and other property	$13,372	$15,036

At March 31, 2017, we have classified $3.5 million of inventory as a current asset, which represents our expected inventory consumption in the next twelve months. We classify our materials and supply inventory as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At March 31, 2017 and December 31, 2016, we excluded $12.6 million and $14.4 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Asset retirement obligations at beginning of period	$4,833	$9,237
Liabilities settled	(37)	(7)
Foreign exchange change effect	(143)	(1,604)
Additions	–	16
Accretion expense	48	373
Asset retirement obligations at end of period	4,701	8,015
Less: TBNG	–	3,182
Long-term portion	$4,701	$4,833

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

During the three months ended March 31, 2017 and 2016, we recorded a net gain on commodity derivative contracts of $1.0 million and $0.8 million, respectively.

At March 31, 2017 and December 31, 2016, we had outstanding derivative contracts with respect to our future crude oil production as set forth in the tables below (See Note 14, “Subsequent Events”):

Fair Value of Derivative Instruments as of March 31, 2017

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
					(in thousands)
Collar	April 1, 2017 — December 31, 2017	295	$47.50	$61.00	$25
Collar	April 1, 2017 — December 31, 2017	442	$50.00	$61.50	101
Collar	January 1, 2018 — February 28, 2018	458	$50.00	$61.50	19
Collar	January 1, 2018 — May 31, 2018	298	$47.50	$61.00	5
Total Estimated Fair Value of Asset					$150

Fair Value of Derivative Instruments as of December 31, 2016

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	January 1, 2017 — December 31, 2017	296	$47.50	$61.00	$(289)
Collar	January 2, 2017 — December 31, 2017	445	$50.00	$61.50	(307)
Collar	January 1, 2018 — February 28, 2018	458	$50.00	$61.50	(74)
Collar	January 1, 2018 — May 31, 2018	298	$47.50	$61.00	(168)
Total Estimated Fair Value of Liability					$(838)

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at March 31, 2017 and December 31, 2016, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at March 31, 2017 and December 31, 2016.

As of March 31, 2017
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Underlying Commodity	Balance Sheets	Assets	Sheets	Balance Sheets
(in thousands)
Crude oil	Current assets	$126	$-	$126
Crude oil	Long-term assets	$24	$-	$24

As of December 31, 2016
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Underlying Commodity	Balance Sheets	Liabilities	Sheets	Balance Sheets
(in thousands)
Crude oil	Current liabilities	$596	$-	$596
Crude oil	Long-term liabilities	$242	$-	$242

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	March 31,	December 31,
	2017	2016
Fixed and floating rate loans	(in thousands)
Term Loan	$20,625	$25,000
2017 Notes	9,450	13,500
2017 Notes - Related Party	525	750
ANBE Note	-	2,694
Loans payable	30,600	41,944
Less: current portion	26,475	38,194
Long-term portion	$4,125	$3,750

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

On September 7, 2016, TEMI used approximately $22.9 million of the proceeds from the Term Loan to repay our prior senior credit facility in full.

The Term Loan bears interest at a fixed rate of 5.25% (plus 0.2625% for Banking and Insurance Transactions Tax per the Turkish government) per annum.  Amounts repaid under the Term Loan may not be re-borrowed, and early repayments under the Term Loan are subject to early repayment fees.

At March 31, 2017, we had $20.6 million outstanding under the Term Loan and no availability, and were in compliance with the covenants in the Term Loan.

On April 27, 2017, TEMI and DenizBank approved a revised amortization schedule for the Term Loan.  Pursuant to the revised amortization schedule, the maturity date of the Term Loan was extended from February 2018 to June 2018, and the monthly principal payments were reduced from $1.88 million to $1.38 million.  The other terms of the Term Loan remain unchanged.

2017 Notes

As of March 31, 2017, we had $10.0 million aggregate principal amount of outstanding 2017 Notes.  The 2017 Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).

The 2017 Notes bear interest at an annual rate of 13.0%, payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes mature on July 1, 2017, unless earlier redeemed or converted.

On November 4, 2016, we exchanged $40.75 million of 2017 Notes for 815,000 Series A Preferred Shares.  In addition, in January 2017, we redeemed $4.3 million of 2017 Notes with gross proceeds of our offering of Series A Preferred Shares.

ANBE Note

On December 30, 2015, TransAtlantic Petroleum (USA) Corp (“TransAtlantic USA”) entered into a $5.0 million draw down convertible promissory note (the “Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the adult children of the Company’s chairman and chief executive officer, N. Malone Mitchell 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The ANBE Note bore interest at a rate of 13.0% per annum.   On December 30, 2015, the Company borrowed $3.6 million under the ANBE Note (the “Initial Advance”). The Initial Advance was used for general corporate purposes.

On October 31, 2016, TransAtlantic USA entered into an amendment of the ANBE Note with ANBE (the “ANBE Amendment”).  The ANBE Amendment extended the maturity date of the Note from October 31, 2016 to September 30, 2017, provided for the ANBE Note to be repaid in four quarterly installments of $0.9 million each in December 2016 and March, June and September 2017, and provided for monthly payments of interest.  On February 27, 2017, we repaid the ANBE Note in full with proceeds from the sale of TBNG and terminated it.

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At March 31, 2017, we had no outstanding borrowings under these lines of credit.

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

Morocco

During 2012, we were notified that the Moroccan government may seek to recover approximately $5.5 million in contractual obligations under our Tselfat exploration permit work program. In February 2013, the Moroccan government drew down our $1.0 million bank guarantee that was put in place to ensure our performance of the Tselfat exploration permit work program. Although we believe that the bank guarantee satisfies our contractual obligations, during 2012, we recorded $5.0 million in accrued liabilities relating to our Tselfat exploration permit for this contingency. In September 2016, management determined that, because it had received no communication from the Moroccan government since early 2013, the probability of payment of this contingency is remote.  Therefore, the Company reversed the $6.0 million in contingent liabilities previously classified as liabilities held for sale.

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

9. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million and $0.2 million for awards of restricted stock units (“RSUs”) for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, we had approximately $0.4 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.8 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three months ended March 31, 2017 and 2016 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three months ended March 31, 2017 and 2016 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs, preferred shares and warrants, whether exercisable or not.  For the three months ended March 31, 2017, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2017	2016
Net loss from continuing operations	$(16,049)	$(5,566)
Net income from discontinued operations	$–	$15
Basic net loss per common share:
Shares:
Weighted average common shares outstanding	47,298	40,738
Basic net loss per common share:
Continuing operations	$(0.34)	$(0.14)
Discontinued operations	$0.00	$0.00
Diluted net loss per common share:
Shares:
Weighted average common shares outstanding	47,298	40,738
Diluted net loss per common share:
Continuing operations	$(0.34)	$(0.14)
Discontinued operations	$0.00	$0.00

10. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended March 31, 2017
Total revenues	$-	$16,436	$-	$16,436
(Loss) income from continuing operations before income taxes	(18,921)	5,077	(70)	(13,914)
Capital expenditures	$-	$6,538	$-	$6,538
For the three months ended March 31, 2016
Total revenues	$-	$15,566	$-	$15,566
(Loss) income from continuing operations before income taxes	(5,000)	1,246	(65)	(3,819)
Capital expenditures	$-	$2,279	$-	$2,279
Segment assets(1)
March 31, 2017	$18,665	$152,901	$641	$172,207
December 31, 2016	$17,007	$153,560	$609	$171,176

(1)	Excludes assets of TBNG of $25.2 million at December 31, 2016.

11. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at March 31, 2017 and December 31, 2016, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Canadian Dollar, Bulgarian Lev, European Union Euro, Albanian Lek, and Turkish Lira (“TRY”). We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At March 31, 2017, we had 5.1 million TRY (approximately $1.4 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At March 31, 2017 and December 31, 2016, we were a party to commodity derivative contracts (See Note 6, “Commodity derivative instruments”).

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

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of March 31, 2017:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$–	$150	$–	$150
Disclosed but not carried at fair value
Liabilities:
Term Loan	-	-	(18,518)	(18,518)
2017 Notes	-	-	(9,279)	(9,279)
Total	$–	$150	$(27,797)	$(27,647)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2016:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$–	$(838)	$–	$(838)
Disclosed but not carried at fair value
Liabilities:
Term Loan	-	-	(22,500)	(22,500)
2017 Notes	-	-	(13,554)	(13,554)
Total	$–	$(838)	$(36,054)	$(36,892)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings.  At March 31, 2017 and December 31, 2016, the fair values of our Term Loan and the 2017 Notes were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

12. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	March 31,	December 31,
	2017	2016
	(in thousands)
Related party accounts receivable:
Riata Management Service Agreement	$502	$528
PSIL MSA	289	234
Total related party accounts receivable	791	762
Related party accounts payable:
Riata Management Service Agreement	$201	$346
PSIL MSA	1,754	1,315
Interest payable on 2017 Notes	6	183
Total related party accounts payable	$1,961	$1,844

Services transactions

On March 20, 2017, the Company entered into a second amendment to the Master Services Agreement among the Company and Longfellow Energy, LP, a Texas limited partnership, Viking Drilling, LLC, a Nevada limited liability company, RIATA Management LLC, an Oklahoma limited liability company, Longfellow Nemaha, LLC, a Texas limited liability company, Red Rock Minerals, LP, a Delaware limited partnership, Red Rock Advisors, LLC, a Texas limited liability company, Production Solutions International Limited, a Bermuda exempted company, and Nexlube Operating, LLC, a Delaware limited liability company, and their subsidiaries (collectively, the "Riata Entities"), adding and removing certain of the Riata Entities and expanding the scope of services. Because this agreement is a related party transaction, the independent members of the Board of Directors reviewed and approved this amendment.  As of March 31, 2017, the Company had $0.5 million of outstanding receivables and $0.2 million of outstanding payables pursuant to this Master Services Agreement.

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interests in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services Ltd. (“Viking Geophysical”), to a third party.  As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment will be owned and operated by a new entity, Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”).  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSIL MSA”) with PSIL on substantially similar terms to our current master services agreements with

Viking International, VOS and Viking Geophysical.  Pursuant to the PSIL MSA, PSIL will perform the Services on behalf of TEMI and its affiliates.  The master services agreement with each of Viking International, VOS and Viking Geophysical will remain in effect through the remainder of the five-year term of the agreement.  As of March 31, 2017, the Company had $0.3 million of outstanding receivables and $1.8 million of outstanding payables pursuant to the PSIL MSA.

Debt transactions

On February 27, 2017, we repaid the ANBE Note in full with proceeds from the sale of TBNG and terminated it.

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

On November 4, 2016, Dalea exchanged $2.0 million of 2017 Notes for 40,000 Series A Preferred Shares.  During the three months ended March 31, 2017, we reduced the principal amount of the Amended Note by $0.1 million for cash dividends on the Series A Preferred Shares.

Pledge fee agreements

In connection with the pledge of the Gundem real estate and Muratli real estate to DenizBank as collateral for the Term Loan, on August 31, 2016, the Company entered into a pledge fee agreement with Gundem (the “Gundem Fee Agreement”) pursuant to which the Company pays Gundem a fee equal to 5% per annum of the collateral value of the Gundem real estate and Muratli real estate. Pursuant to the Gundem Fee Agreement, the Gundem real estate has a deemed collateral value of $10.0 million and the Muratli real estate has a deemed collateral value of $5.0 million.

In connection with the pledge of the Diyarbakir real estate to DenizBank as collateral for the Term Loan, on August 31, 2016, the Company entered into a pledge fee agreement with Messrs. Mitchell and Uras (the “Diyarbakir Fee Agreement”) pursuant to which the Company pays Mr. Mitchell and Selami Erdem Uras a fee of 5% per annum of the collateral value of the Diyarbakir real estate.  Mr. Uras is our vice president, Turkey.  Pursuant to the Diyarbakir Fee Agreement, the Diyarbakir real estate has a deemed collateral value of $5.0 million.

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Amended Note. During the three months ended March 31, 2017, we reduced the principal amount of the Amended Note by $0.2 million for amounts payable under the pledge fee agreements.

13. Assets and liabilities held for sale and discontinued operations

TBNG assets and liabilities held for sale

On October 13, 2016, we entered into a share purchase agreement (the “Purchase Agreement”) with Valeura Energy Netherlands B.V. (“Valeura”) for the sale of all of the equity interests in TBNG, our wholly-owned subsidiary. TBNG owns a portion of the Company’s interests in the Thrace Basin area in Turkey.

We classified the assets and liabilities of TBNG within the captions “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheets as of December 31, 2016.  Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it didn’t meet the requirements to classify its operations as discontinued as the sale wasn’t considered a strategic shift in the Company’s operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented.

On February 24, 2017, we closed on the sale of TBNG for gross proceeds of $20.9 million, and approximate net cash proceeds of $16.3 million, effective as of March 31, 2016. The purchase price was subject to post-closing adjustments, and we agreed to escrow $3.1 million of the purchase price for 30 days to satisfy any agreed upon purchase price adjustments.  We agreed to a $0.2 million reduction to the purchase price and, as of March 31, 2017, escrowed funds of $2.9 million were classified as “Joint interest and other” accounts receivable on our consolidated balance sheets.  On April 10, 2017, we collected the $2.9 million of escrowed funds.

For the three months ended March 31, 2017, we recorded a net loss of $15.2 million on the sale of TBNG.  The loss related to the reclassification of the TBNG accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity, and presented below:

Loss on Sale
(in thousands)
Total cash proceeds for TBNG	$20,707
Less: TBNG net assets	12,869
Gain on sale before accumulated foreign currency translation adjustment	7,838
Less: TBNG accumulated foreign currency translation adjustment	(23,064)
Net loss on sale of TBNG	$(15,226)

Our assets and liabilities held for sale at December 31, 2016 were as follows:

Held for Sale
(in thousands)
For the year ended December 31, 2016
Assets
Cash	$1,551
Other current assets	7,511
Property and equipment, net	16,155
Total current assets held for sale	$25,217

Liabilities
Accounts payable and other accrued liabilities	$11,240
Deferred tax liability	4,698
Total current liabilities held for sale	$15,938

We had no assets or liabilities held for sale at March 31, 2017.

Discontinued operations in Albania and Morocco

On November 16, 2015, we decided to launch a marketing process for our Albania assets and operations, and as of December 31, 2015, we classified our Albania segment as assets and liabilities held for sale.  In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd. (“Stream”), to GBC Oil Company (“GBC Oil”).  We have presented the Albanian segment operating results as discontinued operations for the three months ended March 31, 2016.

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

After the Transfer, we retained a 25% equity interest in DelvinaCo and agreed to pay 25% of the operating costs of DelvinaCo, subject to a three-year deferral of capital expenditures. For the next three years, Ionian will be responsible for all agreed upon capital expenditures with respect to the Delvina Assets. At the end of the three-year period, we will be required to either reimburse Ionian for its 25% share of such capital expenditures or face dilution in our ownership of DelvinaCo. As of March 31, 2017, we no longer hold our 25% interest in DelvinaCo as assets held for sale, and have consolidated our interest using proportionate consolidation.

On June 27, 2011, we decided to discontinue our operations in Morocco. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for all periods presented.

Our operating results from discontinued operations for the three months ended March 31, 2016 are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the three months ended March 31, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,159	-	1,159
Total other costs and expenses	405	-	405
Loss before income taxes	$(938)	$-	$(938)
Gain on disposal of discontinued operations	749	-	749
Income tax benefit	204		204
Gain from discontinued operations	$15	$-	$15

For the three months ended March 31, 2017, we did not have any discontinued operations.

14. Subsequent Events

On April 5, 2017, we entered into new costless collars with DenizBank to hedge an additional 500 Bbl/day of our oil production in Turkey.

On April 27, 2017, TEMI and DenizBank approved a revised amortization schedule for the Term Loan.  Pursuant to the revised amortization schedule, the maturity date of the Term Loan was extended from February 2018 to June 2018, and the monthly principal payments were reduced from $1.88 million to $1.38 million.  The other terms of the Term Loan remain unchanged.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of March 31, 2017, we held interests in approximately 0.5 million net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria and an operated interest in a joint venture in Albania. As of May 8, 2017, approximately 48% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria and an operated interest in a joint venture in Albania.

Financial and Operational Performance Summary

A summary of our financial and operational performance for the first quarter of 2017 include:

•	We reported a $16.0 million net loss from continuing operations for the three months ended March 31, 2017, of which $15.2 million was due to the loss on the sale of TBNG.
•	We derived 94.2% of our oil and natural gas revenues from the production of oil and 5.8% from the production of natural gas during the three months ended March 31, 2017.
•

Total oil and natural gas sales revenues increased 8.6% to $15.8 million for the quarter ended March 31, 2017 from $14.5 million in the same period in 2016. The increase was primarily the result of a $12.36 increase in the average price received per barrel of oil equivalent (“Boe”), which was partially offset by a decrease in the sales volumes of 91 Mboe.

•	For the quarter ended March 31, 2017, we incurred $6.5 million in capital expenditures, including seismic and corporate expenditures, as compared to $2.3 million for the quarter ended March 31, 2016.
•

As of March 31, 2017, we had $4.1 million in long-term debt and $26.5 million in short-term debt, as compared to $3.8 million in long-term debt and $38.2 million in short-term debt as of December 31, 2016.  During the quarter ended March 31, 2017, we repaid $11.3 million in debt as we continue to focus on deleveraging our balance sheet.

First Quarter 2017 Operational Update

During the first quarter of 2017, we spud one well and continued workover production optimizations in Southeastern Turkey.  The following summarizes our operations by location during the first quarter of 2017:

Turkey-Southeast

In the first quarter of 2017, we spud the Bahar-11H well and completion of this well is currently in process. We have also continued construction of an enhanced production facility in the Bahar field and the electrification of the field via natural gas powered generators.  We expect this project to be fully completed in the second quarter of 2017.  In the Selmo field in Southeastern Turkey, we have continued with low cost workovers and facility enhancements.

Turkey-Northwest

We did not engage in any new drilling activities during the first quarter of 2017.

Albania

We did not engage in any new drilling activities during the first quarter of 2017.

Bulgaria

We continue to evaluate our position in Bulgaria with updated geologic models and continue to market a joint venture exploration program for our assets in Bulgaria.

Planned Operations

We currently plan to execute the following activities under our development plan during the remainder of 2017:

Turkey. We expect our net field capital expenditures for the remainder of 2017 to range between $10.0 million and $20.0 million.  We expect net field capital expenditures during the remainder 2017 to include approximately $15.0 million of drilling and completion expense for between three and four gross wells, between $3.0 million and $4.5 million for 3D seismic, and $1.0 million in infrastructure improvements and other capital investments in Southeast Turkey.

Bulgaria.  We intend to drill on our Koynare license during 2017 and plan to continue working on our geologic model for additional prospects and continue to market a joint venture exploration program for our assets in Bulgaria.

Discontinued Operations in Albania

On November 16, 2015, we decided to launch a marketing process for our Albania assets and operations.  In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd., to GBC Oil Company.  We have presented the Albanian segment operating results as discontinued operations for the three months ended March 31, 2016.

Discontinued Operations in Morocco

In June 2011, we decided to discontinue our Moroccan operations. We have substantially completed the process of winding down our operations in Morocco. We have presented the Moroccan segment operating results as discontinued operations for the three months ended March 31, 2017 and March 31, 2016.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3. Significant accounting policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Continuing Operations—Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our results of continuing operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Change
	2017	2016	2017-2016
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	314	356	(42)
Natural gas (Mmcf)	184	478	(294)
Total production (Mboe)	345	436	(91)
Average daily sales volumes (Boepd)	3,833	4,787	(954)
Average prices:
Oil (per Bbl)	$47.26	$31.33	$15.93
Natural gas (per Mcf)	$4.96	$7.05	$(2.09)
Oil equivalent (per Boe)	$45.70	$33.34	$12.36
Revenues:
Oil and natural gas sales	$15,768	$14,526	$1,242
Sales of purchased natural gas	654	1,026	(372)
Other	14	14	-
Total revenues	16,436	15,566	870
Costs and expenses (income):
Production	3,087	2,886	201
Exploration, abandonment and impairment	106	1,305	(1,199)
Cost of purchased natural gas	568	896	(328)
General and administrative	3,590	4,843	(1,253)
Depletion	4,310	7,594	(3,284)
Depreciation and amortization	187	372	(185)
Interest and other expense	2,371	2,656	(285)
Interest and other income	(293)	(212)	(81)
Foreign exchange loss (gain)	2,123	(342)	2,465
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	-	1,228	(1,228)
Change in fair value on commodity derivative contracts	988	(457)	1,445
Total gain on commodity derivative contracts	988	771	217
Oil and natural gas costs per Boe:
Production	$7.74	$5.80	$1.94
Depletion	$10.93	$15.25	$(4.32)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased $1.2 million to $15.8 million for the three months ended March 31, 2017, from $14.5 million realized in the same period in 2016.  The increase was primarily due to an increase in the average realized price per Boe.  Our average price received increased $12.36 per Boe to $45.70 per Boe for the three months ended March 31, 2017, from $33.34 per Boe for the same period in 2016.  This was partially offset by a decrease in our average daily sales volumes of 954 Boepd for the three months ended March 31, 2017 compared to the same period in 2016.

 Production. Production expenses for the three months ended March 31, 2017 increased to $3.1 million, or $7.74 per Boe, from $2.9 million, or $5.80 per Boe, for the same period in 2016.  The increase in Turkey was primarily due to more workovers during the three months ended March 31, 2017, as compared to the same period in 2016.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended March 31, 2017 decreased $1.2 million to $0.1 million, from $1.3 million for the same period in 2016. During the three months ended March 31, 2016, we incurred proved property impairment of $0.9 million and unproved well impairment of $0.4 million.

General and Administrative. General and administrative expense was $3.6 million for the three months ended March 31, 2017, compared to $4.8 million for the same period in 2016.  Our general and administrative expenses decreased $1.3 million due to a $1.0 million decrease in legal, accounting and other services and a $0.6 million decrease in personnel expenses, which was partially offset by an increase in office expenses of $0.2 million and an increase in insurance expenses of $0.1 million.

Depletion. Depletion decreased to $4.3 million, or $10.93 per Boe, for the three months ended March 31, 2017, compared to $7.6 million, or $15.25 per Boe, for the same period of 2016. The decrease was primarily due to a reduction in production volumes as well as no depletion expense recorded for TBNG as a result of the sale in the first quarter of 2017.

Interest and Other Expense. Interest and other expense decreased to $2.4 million for the three months ended March 31, 2017, compared to $2.7 million for the same period in 2016. The decrease was primarily due to our lower average debt balances during the three months ended March 31, 2017 versus the same period in 2016.

Interest and Other Income. Interest and other income increased slightly to $0.3 million for the three months ended March 31, 2017, as compared to $0.2 million for the same period in 2016, primarily due to higher average cash balances during the three months ended March 31, 2017 versus the same period in 2016.

Foreign Exchange Loss. We recorded a foreign exchange loss of $2.1 million during the three months ended March 31, 2017, as compared to a gain of $0.3 million in the same period in 2016. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The foreign exchange loss for the three months ended March 31, 2017 was due to a 3.4% decrease in the value of the TRY compared to the U.S. Dollar, versus a 2.6% increase in the value of the TRY for the three months ended March 31, 2016.

Gain on Commodity Derivative Contracts. During the three months ended March 31, 2017, we recorded a net gain on commodity derivative contracts of $1.0 million, as compared to a net gain of $0.8 million for the same period in 2016. During the three months ended March 31, 2017, we recorded a $1.0 million gain to mark our commodity derivative contracts to their fair value.  During the same period in 2016, we recorded a $0.5 million loss to mark our derivative contracts to their fair value and a $1.2 million gain on settled contracts.

Other Comprehensive Income (Loss). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the three months ended March 31, 2017 increased to a gain of $20.9 million from a gain of $3.0 million for the same period in 2016.  Of the $20.9 million gain, $23.1 million was due to the loss related to the TBNG accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity.  The remaining change was due to a 3.4% decrease in the value of the TRY as compared to the U.S. Dollar, versus a 2.6% increase in the value of the TRY for the three months ended March 31, 2016.

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

Capital Expenditures

For the quarter ended March 31, 2017, we incurred $6.5 million in capital expenditures, including seismic and corporate expenditures, as compared to $2.3 million for the quarter ended March 31, 2016.  The increase was due to our planned increase in capital expenditures during the quarter ended March 31, 2017 compared to the same period in 2016.

We expect our net field capital expenditures for the remainder of 2017 to range between $20.0 million and $30.0 million.  We expect net field capital expenditures during the remainder 2017 to include approximately $20.0 million of drilling and completion expense for between four and five gross wells, between $3.0 million and $4.5 million for 3D seismic, and $1.0 million in infrastructure improvements and other capital investments in Southeast Turkey. Most of the remaining 2017 expenditures are expected to be invested in our Selmo, Bahar and Molla areas of Southeast Turkey and the Koynare license in Bulgaria.  We expect cash on hand and cash flow from operations will be sufficient to fund our 2017 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2017 capital expenditure budget is subject to change.

Cashflows

Net cash provided by operating activities from continuing operations during the three months ended March 31, 2017 was $1.9 million, a decrease from net cash provided by operating activities from continuing operations of $6.5 million for the same period in 2016.  The decrease was primarily due to the timing of collecting our receivables and paying our accounts payable.

Net cash provided by investing activities from continuing operations during the three months ended March 31, 2017 was $13.4 million, an increase from net cash used in investing activities from continuing operations of $9.0 million for the same period in 2016.  The increase was primarily due to the proceeds received from the sale of TBNG of $17.8 million.

Net cash used in financing activities from continuing operations during the three months ended March 31, 2017 was $11.4 million, an increase from net cash used in financing activities from continuing operations of $2.6 million for the same period in 2016.  The increase was due to an increase in debt principal repayments.

Liquidity and Capital Resources

As of March 31, 2017, we had $30.6 million of indebtedness, not including $7.6 million of trade payables, as further described below.  We believe that our cash flow from operations will be sufficient to meet our normal operating requirements and to fund planned capital expenditures during the next 12 months.

Outstanding Debt and Series A Preferred Shares

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

On September 7, 2016, TEMI used approximately $22.9 million of the proceeds from the Term Loan to repay our former senior credit facility in full.

The Term Loan bears interest at a fixed rate of 5.25% (plus 0.2625% for Banking and Insurance Transactions Tax per the Turkish government) per annum. Amounts repaid under the Term Loan may not be re-borrowed, and early repayments under the Term Loan are subject to early repayment fees.

     At March 31, 2017, we had $20.6 million outstanding under the Term Loan and no availability, and were in compliance with the covenants in the Term Loan.  On April 27, 2017, TEMI and DenizBank approved a revised amortization schedule for the Term Loan.  Pursuant to the revised amortization schedule, the maturity date of the Term Loan was extended from February 2018 to June 2018, and the monthly principal payments were reduced from $1.88 million to $1.38 million.  The other terms of the Term Loan remain unchanged.

2017 Notes.  As of March 31, 2017, we had $10.0 million aggregate principal amount of outstanding 13.0% Convertible Notes due 2017 (the “2017 Notes”).  The 2017 Notes bear interest at an annual rate of 13.0% per annum.  Interest is payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes mature on July 1, 2017.  The 2017 Notes are convertible at any time, at the election of a holder, into our common shares at a conversion price of $6.80 per share.

On November 4, 2016, we exchanged $40.75 million of 2017 Notes for 815,000 shares of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”).  In addition, in January 2017, we redeemed $4.3 million of 2017 Notes with proceeds of our offering of Series A Preferred Shares.

Series A Preferred Shares.  On November 4, 2016, we issued 921,000 Series A Preferred Shares. Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes. All of the Series A Preferred Shares were issued at a value of $50.00 per share. We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes on January 1, 2017. The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of March 31, 2017, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding.  For the three months ended March 31, 2017, we paid $1.4 million in cash dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     Our derivative contracts may expose us to credit risk in the event of nonperformance by our counterparty. The lender under our Term Loan is a counterparty to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty.

     During the first quarter of 2017, there were no material changes in market risk exposures or their management that would affect the Quantitative or Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.  The following table sets forth our derivatives contracts, which are settled based on Brent oil pricing, with respect to future crude oil production as of March 31, 2017:

Fair Value of Derivative Instruments as of March 31, 2017

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
					(in thousands)
Collar	April 1, 2017 — December 31, 2017	295	$47.50	$61.00	$25
Collar	April 1, 2017 — December 31, 2017	442	$50.00	$61.50	101
Collar	January 1, 2018 — February 28, 2018	458	$50.00	$61.50	19
Collar	January 1, 2018 — May 31, 2018	298	$47.50	$61.00	5
Total Estimated Fair Value of Asset					$150

     The following table set forth our derivatives contracts which were entered into with DenizBank on April 5, 2017, and are settled based on Brent oil pricing:

		Collars
			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)

Collar	April 1, 2017 — December 31, 2017	493	$47.00	$59.65
Collar	January 1, 2018 — March 31, 2018	506	$47.00	$59.65

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and principal accounting and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     As of March 31, 2017, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the first quarter of 2017, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	Risk Factors

During the first quarter of 2017, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

RATIO OF EARNINGS TO FIXED CHARGES

     The following table sets forth our ratio of earnings to fixed charges and dividends on our Series A Preferred Shares for the three months ended March 31, 2017. You should read this ratio in connection with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

Three
Months
Ended
March 31,
2017
Ratio of earnings to fixed charges	-
Deficiency of earnings to fixed charges (in thousands)	$(16,285)

     For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income (loss) from continuing operations before income taxes plus fixed charges. “Fixed charges” includes interest expense, capitalized interest, amortization of discount and capitalized expenses related to indebtedness and the portion of rental expense that management believes is representative of the interest component of rental expense. The ratio of earnings to fixed charges presented in this Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be comparable to corresponding measures used in our various agreements.

PRICE RANGE OF OUR COMMON SHARES

Canada

Our common shares are traded in Canada on the Toronto Stock Exchange (the “TSX”) under the trading symbol “TNP”. The following table sets forth the quarterly high and low sales prices per common share in Canadian dollars on the TSX for the period indicated.

	High	Low
2017:
First Quarter	$1.86	$1.41

United States

Our common shares are traded in the United States on the NYSE MKT under the trading symbol “TAT”. The following table sets forth the high and low sales price per common share in U.S. Dollars on the NYSE MKT for the period indicated.

	High	Low
2017:
First Quarter	$1.41	$1.04

Item 6.	Exhibits

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

10.1

Second Amendment to Service Agreement, dated March 20, 2017 by and between TransAtlantic Petroleum Ltd. And Longfellow Energy, LP, Riata Management, LLC, Longfellow Nemaha, LLC, Red Rock Minerals, LP, Red Rock Advisors, LLC, Production Solutions International Limited and Nexlube Operating (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 10-K dated December 31, 2016, filed with the SEC on March 22, 2017).

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

Date: May 10, 2017

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

10.1

Second Amendment to Service Agreement, dated March 20, 2017 by and between TransAtlantic Petroleum Ltd. And Longfellow Energy, LP, Riata Management, LLC, Longfellow Nemaha, LLC, Red Rock Minerals, LP, Red Rock Advisors, LLC, Production Solutions International Limited and Nexlube Operating (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 10-K dated December 31, 2016, filed with the SEC on March 22, 2017).

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