Form 10-Q
period 2017-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2017-08-09
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 7, 2017, the registrant had 47,705,336 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,253	$10,034
Restricted cash	5,219	2,555
Accounts receivable, net
Oil and natural gas sales	10,935	17,885
Joint interest and other	2,388	3,230
Related party	790	762
Prepaid and other current assets	3,158	4,756
Derivative asset	794	–
Inventory	3,659	3,647
Assets held for sale	–	25,217
Total current assets	39,196	68,086
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	200,686	197,214
Unproved	30,033	21,109
Equipment and other property	19,264	20,273
	249,983	238,596
Less accumulated depreciation, depletion and amortization	(130,231)	(120,638)
Property and equipment, net	119,752	117,958
Other long-term assets:
Other assets	2,671	2,725
Note receivable - related party	7,185	7,624
Total other assets	9,856	10,349
Total assets	$168,804	$196,393
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,878	$7,036
Accounts payable - related party	2,138	1,844
Accrued liabilities	8,359	12,492
Derivative liability	–	596
Loans payable	25,950	34,750
Loan payable - related party	525	3,444
Liabilities held for sale	–	15,938
Total current liabilities	41,850	76,100
Long-term liabilities:
Asset retirement obligations	4,937	4,833
Accrued liabilities	8,860	8,126
Deferred income taxes	20,725	18,806
Loans payable	–	3,750
Derivative liability	–	242
Total long-term liabilities	34,522	35,757
Total liabilities	76,372	111,857
Commitments and contingencies
Series A preferred shares, $0.01 par value, 950,000 shares authorized; 426,000 shares issued and outstanding to third-parties with a liquidation preference of $50 per share as of June 30, 2017 and December 31, 2016, respectively	21,300	21,300
Series A preferred shares-related party, $0.01 par value, 495,000 shares issued to related-parties and outstanding with a liquidation preference of $50 per share as of June 30, 2017 and December 31, 2016, respectively	24,750	24,750
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 47,705,336 shares and 47,220,525 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4,771	4,722
Treasury stock	(970)	(970)
Additional paid-in-capital	573,557	573,278
Accumulated other comprehensive loss	(117,265)	(140,316)
Accumulated deficit	(413,711)	(398,228)
Total shareholders' equity	46,382	38,486
Total liabilities, Series A preferred shares and shareholders' equity	$168,804	$196,393

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Oil and natural gas sales	$12,283	$16,162	$28,051	$30,688
Sales of purchased natural gas	-	1,520	654	2,546
Other	58	16	72	30
Total revenues	12,341	17,698	28,777	33,264
Costs and expenses:
Production	2,714	3,069	5,801	5,955
Exploration, abandonment and impairment	2	128	108	1,433
Cost of purchased natural gas	-	1,341	568	2,237
Seismic and other exploration	65	15	80	81
General and administrative	3,181	3,899	6,771	8,742
Depreciation, depletion and amortization	4,255	7,807	8,752	15,773
Accretion of asset retirement obligations	47	96	95	188
Total costs and expenses	10,264	16,355	22,175	34,409
Operating income (loss)	2,077	1,343	6,602	(1,145)
Other income (expense):
Loss on sale of TBNG	-	-	(15,226)	-
Interest and other expense	(2,288)	(2,614)	(4,659)	(5,270)
Interest and other income	188	190	481	402
Gain (loss) on commodity derivative contracts	676	(3,003)	1,664	(2,232)
Foreign exchange gain (loss)	1,116	(611)	(1,007)	(269)
Total other expense	(308)	(6,038)	(18,747)	(7,369)
Income (loss) from continuing operations before income taxes	1,769	(4,695)	(12,145)	(8,514)
Income tax expense	(1,203)	(1,849)	(3,338)	(3,596)
Net income (loss) from continuing operations	566	(6,544)	(15,483)	(12,110)
Loss from discontinued operations before income taxes	-	(118)	-	(1,056)
Gain on disposal of discontinued operations	-	-	-	749
Income tax benefit	-	-	-	204
Net loss from discontinued operations	-	(118)	-	(103)
Net income (loss)	$566	$(6,662)	$(15,483)	$(12,213)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,132	(2,265)	23,051	709
Comprehensive income (loss)	$2,698	$(8,927)	$7,568	$(11,504)

Net income (loss) per common share
Basic net income (loss) per common share
Continuing operations	$0.01	$(0.16)	$(0.33)	$(0.30)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	47,412	41,001	47,355	40,870
Diluted net income (loss) per common share
Continuing operations	$0.01	$(0.16)	$(0.33)	$(0.30)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common and common equivalent shares outstanding	47,826	41,001	47,355	40,870

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	47,220	333	699	$4,722	$(970)	$573,278	$(140,316)	$(398,228)	$38,486
Issuance of restricted stock units	485	-	-	49	-	(49)	-	-	-
Tax withholding on restricted stock units	-	-	-	-	-	(86)	-	-	(86)
Share-based compensation	-	-	-	-	-	414	-	-	414
Foreign currency translation adjustment	-	-	-	-	-	-	23,051	-	23,051
Net loss	-	-	-	-	-	-	-	(15,483)	(15,483)
Balance at June 30, 2017	47,705	333	699	$4,771	$(970)	$573,557	$(117,265)	$(413,711)	$46,382

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net loss	$(15,483)	$(12,213)
Adjustment for net loss from discontinued operations	-	103
Net loss from continuing operations	(15,483)	(12,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	414	354
Foreign currency loss	143	357
(Gain) loss on commodity derivative contracts	(1,664)	2,232
Cash settlement on commodity derivative contracts	32	1,459
Loss on sale of TBNG	15,226	–
Amortization on loan financing costs	61	331
Deferred income tax expense	2,479	684
Exploration, abandonment and impairment	108	1,433
Depreciation, depletion and amortization	8,752	15,773
Accretion of asset retirement obligations	95	188
Changes in operating assets and liabilities:
Accounts receivable	7,188	(4,514)
Prepaid expenses and other assets	1,340	(283)
Accounts payable and accrued liabilities	(5,114)	5,692
Net cash provided by operating activities from continuing operations	13,577	11,596
Net cash used in operating activities from discontinued operations	-	(202)
Net cash provided by operating activities	13,577	11,394
Investing activities:
Additions to oil and natural gas properties	(11,331)	(3,182)
Additions to equipment and other properties	(356)	(3,399)
Restricted cash	(3,453)	(139)
Proceeds from the sale of TBNG	17,779	-
Net cash provided by (used in) investing activities	2,639	(6,720)
Financing activities:
Issuance of common shares	-	1,658
Tax withholding on restricted share units	(86)	(41)
Loan proceeds	-	-
Loan repayment	(12,775)	(12,152)
Loan repayment - related party	(2,694)	-
Net cash used in financing activities	(15,555)	(10,535)
Effect of exchange rate on cash flows and cash equivalents	7	(19)
Net increase (decrease) in cash and cash equivalents	668	(5,880)
Cash and cash equivalents, beginning of period (1)	11,585	7,480
Cash and cash equivalents, end of period	$12,253	$1,600
Supplemental disclosures:
Cash paid for interest	$4,400	$3,216
Cash paid for taxes	$1,460	$263
Supplemental non-cash financing activities:
Issuance of common shares	$-	$2,312
(1) Includes TBNG cash held for sale of $1.6 million at December 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria.  As of August 7, 2017, approximately 47.9% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in the notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to fair value measurements associated with acquisitions and financial derivatives, the recoverability and impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.  During the six months ended June 30, 2017, we reclassified certain balance sheet amounts previously reported on our consolidated balance sheet at December 31, 2016 to conform to current year presentation.

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

On February 24, 2017, we closed the sale of our ownership interests in our subsidiary Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) for gross proceeds of $20.7 million, and approximate net cash proceeds of $16.1 million, effective as of March 31, 2016.

We classified the assets and liabilities of TBNG within the captions “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheets as of December 31, 2016.  Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it did not meet the requirements to classify its operations as discontinued as the sale was not considered a strategic shift in the Company’s operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented (See Note 13, “Assets and liabilities held for sale and discontinued operations”).

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

3. Series A Preferred Shares

Series A Preferred Shares

On November 4, 2016, we issued 921,000 shares of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 13.0% Convertible Notes due 2017 (“2017 Notes”), at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes. All of the Series A Preferred Shares were issued at a value of $50.00 per share. We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes on January 1, 2017. The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of June 30, 2017, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding.

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on March 31, June 30, September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three and six months ended June 30, 2017, we paid $1.4 million and $2.8 million, respectively, in cash dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense.”

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

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	June 30, 2017	December 31, 2016
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$200,176	$196,743
Bulgaria	510	471
Total oil and natural gas properties, proved	200,686	197,214
Oil and natural gas properties, unproved:
Turkey	30,033	21,109
Total oil and natural gas properties, unproved	30,033	21,109
Gross oil and natural gas properties	230,719	218,323
Accumulated depletion	(124,460)	(115,401)
Net oil and natural gas properties	$106,259	$102,922

For the six months ended June 30, 2017, we recorded foreign currency translation adjustments, which increased proved properties and decreased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At June 30, 2017 and December 31, 2016, we excluded $0.2 million and $1.9 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At June 30, 2017, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $12.7 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $63.3 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the six months ended June 30, 2017, we recorded $0.1 million of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of June 30, 2017, we had $3.9 million of exploratory well costs capitalized for the Pinar-1 well in Turkey, which we spud in March 2014. We are currently sidetracking the Pinar-1 well.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Inventory	$9,270	$10,704
Leasehold improvements, office equipment and software	7,603	7,280
Vehicles	365	364
Other equipment	2,026	1,925
Gross equipment and other property	19,264	20,273
Accumulated depreciation	(5,771)	(5,237)
Net equipment and other property	$13,493	$15,036

At June 30, 2017, we classified $3.7 million of inventory as a current asset, which represents our expected inventory consumption in the next twelve months. We classify our materials and supply inventory as long-term assets because such materials will ultimately be classified as long-term assets when the material is used in the drilling of a well.

At June 30, 2017 and December 31, 2016, we excluded $12.9 million and $14.4 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the six months ended June 30, 2017 and for the year ended December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Asset retirement obligations at beginning of period	$4,833	$9,237
Change in estimates	–	(7)
Liabilities settled	(37)	–
Foreign exchange change effect	46	(1,604)
Additions	–	16
Accretion expense	95	373
Asset retirement obligations at end of period	4,937	8,015
Less: TBNG	-	3,182
Long-term portion	$4,937	$4,833

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

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive (loss) income under the caption “Gain (loss) on commodity derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on commodity derivative contracts.”

During the three months ended June 30, 2017 and 2016, we recorded a net gain on commodity derivative contracts of $0.7 million and a net loss of $3.0 million, respectively.  During the six months ended June 30, 2017 and 2016, we recorded a net gain on commodity derivative contracts of $1.7 million and a net loss of $2.2 million, respectively.

At June 30, 2017 and December 31, 2016, we had outstanding derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of June 30, 2017

			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
					(in thousands)
Collar	July 1, 2017 — December 31, 2017	293	$47.50	$61.00	$116
Collar	July 1, 2017 — December 31, 2017	440	$50.00	$61.50	288
Collar	July 1, 2017 — December 31, 2017	489	$47.00	$59.65	161
Collar	January 1, 2018 — February 28, 2018	458	$50.00	$61.50	82
Collar	January 1, 2018 — March 31, 2018	500	$47.00	$59.65	60
Collar	January 1, 2018 — May 31, 2018	298	$47.50	$61.00	87
Total estimated fair value of asset					$794

Fair Value of Derivative Instruments as of December 31, 2016

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	January 1, 2017 — December 31, 2017	296	$47.50	$61.00	$(289)
Collar	January 2, 2017 — December 31, 2017	445	$50.00	$61.50	(307)
Collar	January 1, 2018 — February 28, 2018	458	$50.00	$61.50	(74)
Collar	January 1, 2018 — May 31, 2018	298	$47.50	$61.00	(168)
Total estimated fair value of liability					$(838)

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at June 30, 2017 and December 31, 2016, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at June 30, 2017 and December 31, 2016.

As of June 30, 2017
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Underlying Commodity	Balance Sheets	Assets	Sheets	Balance Sheets
(in thousands)
Crude oil	Current assets	$794	$-	$794

As of December 31, 2016
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Underlying Commodity	Balance Sheets	Liabilities	Sheets	Balance Sheets
(in thousands)
Crude oil	Current liabilities	$596	$-	$596
Crude oil	Long-term liabilities	$242	$-	$242

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	June 30,	December 31,
	2017	2016
Fixed and floating rate loans	(in thousands)
Term Loan	$16,500	$25,000
2017 Notes (1)	9,450	13,500
2017 Notes - Related Party (1)	525	750
ANBE Note	-	2,694
Loans payable	26,475	41,944
Less: current portion	26,475	38,194
Long-term portion	$-	$3,750

(1)	The 2017 Notes matured on July 1, 2017, and on July 3, 2017, we paid off and retired all remaining outstanding 2017 Notes.

Term Loan

On August 23, 2016, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a Credit Agreement with DenizBank, A.S. (“DenizBank”).

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

At June 30, 2017, we had $16.5 million outstanding under the Term Loan and no availability, and were in compliance with the covenants in the Term Loan.

2017 Notes

As of June 30, 2017, we had $10.0 million aggregate principal amount of outstanding 2017 Notes.  The 2017 Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).  The 2017 Notes bore interest at an annual rate of 13.0%, payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes matured on July 1, 2017, and on July 3, 2017, we paid off and retired all remaining outstanding 2017 Notes.

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

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At June 30, 2017, we had no outstanding borrowings under these lines of credit.

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

9. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.3 million and $0.2 million for awards of restricted stock units (“RSUs”) for the three months ended June 30, 2017 and 2016, respectively.  We recorded share-based compensation expense $0.4 million for awards of RSUs for each of the six months ended June 30, 2017 and 2016.

As of June 30, 2017, we had approximately $0.6 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1 year.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and six months ended June 30, 2017 and 2016 equals net income (loss) divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and six months ended June 30, 2017 and 2016 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs, preferred shares and warrants, whether exercisable or not.  For the three months ended June 30, 2017, there were 413,997 dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss) from continuing operations	$566	$(6,544)	$(15,483)	$(12,110)
Net loss from discontinued operations	$-	$(118)	$-	$(103)
Basic net income (loss) per common share:
Shares:
Weighted average common shares outstanding	47,412	41,001	47,355	40,870
Basic net income (loss) per common share:
Continuing operations	$0.01	$(0.16)	$(0.33)	$(0.30)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted net income (loss) per common share:
Shares:
Weighted average common shares outstanding	47,412	41,001	47,355	40,870
Dilutive effect of:
Restricted stock units	414	-	-	-
Weighted average common shares outstanding	47,826	41,001	47,355	40,870
Diluted net (income) loss per common share:
Continuing operations	$0.01	$(0.16)	$(0.33)	$(0.30)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

10. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended June 30, 2017
Total revenues	$-	$12,341	$-	$12,341
(Loss) income from continuing operations before income taxes	(4,315)	6,163	(79)	1,769
Capital expenditures	$-	$4,893	$-	$4,893
For the three months ended June 30, 2016
Total revenues	$-	$17,698	$-	$17,698
Loss from continuing operations before income taxes	(3,990)	(567)	(138)	(4,695)
Capital expenditures	$-	$911	$-	$911
For the six months ended June 30, 2017
Total revenues	$-	$28,777	$-	$28,777
(Loss) income from continuing operations before income taxes	(23,236)	11,240	(149)	(12,145)
Capital expenditures	$-	$11,331	$-	$11,331
For the six months ended June 30, 2016
Total revenues		$33,264		$33,264
(Loss) income from continuing operations before income taxes	(8,990)	679	(203)	(8,514)
Capital expenditures	$-	$3,191	$-	$3,191
Segment assets
June 30, 2017	$21,837	$146,372	$595	$168,804
December 31, 2016 (1)	$17,007	$153,560	$609	$171,176

(1)	Excludes assets of TBNG of $25.2 million at December 31, 2016.

11. Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at June 30, 2017 and December 31, 2016, due to the short maturity of those instruments.

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures relate to transactions denominated in the Bulgarian Lev, European Union Euro, and Turkish Lira (“TRY”). We are also subject to foreign currency exposures resulting from translating the functional currency of our foreign subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At June 30, 2017, we had 9.9 million TRY (approximately $2.8 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At June 30, 2017 and December 31, 2016, we were a party to commodity derivative contracts (See Note 6, “Commodity derivative instruments”).

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

Fair value measurements

The following table summarizes the valuation of our financial assets and liabilities as of June 30, 2017:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$–	$794	$–	$794
Disclosed but not carried at fair value
Liabilities:
Term Loan	-	-	(16,500)	(16,500)
2017 Notes	-	-	(9,975)	(9,975)
Total	$–	$794	$(26,475)	$(25,681)

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

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings.  At June 30, 2017 and December 31, 2016, the fair values of our Term Loan and the 2017 Notes were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

12. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	June 30,	December 31,
	2017	2016
	(in thousands)
Related party accounts receivable:
Riata Management Service Agreement	$456	$528
PSIL MSA	334	234
Total related party accounts receivable	790	762
Related party accounts payable:
Riata Management Service Agreement	$433	$346
PSIL MSA	1,671	1,315
Interest payable on 2017 Notes	34	183
Total related party accounts payable	$2,138	$1,844

Services transactions

On March 20, 2017, the Company entered into a second amendment to the Service Agreement among the Company and Longfellow Energy, LP, a Texas limited partnership (“Longfellow”), Viking Drilling, LLC, a Nevada limited liability company, RIATA Management LLC, an Oklahoma limited liability company, Longfellow Nemaha, LLC, a Texas limited liability company, Red Rock Minerals, LP, a Delaware limited partnership, Red Rock Advisors, LLC, a Texas limited liability company, Production Solutions International Limited, a Bermuda exempted company, and Nexlube Operating, LLC, a Delaware limited liability company, and their subsidiaries (collectively, the "Riata Entities"), adding and removing certain of the Riata Entities and expanding the scope of services. Because this agreement is a related party transaction, the independent members of the Board of Directors reviewed and approved this amendment.  As of June 30, 2017, the Company had $0.5 million of outstanding receivables and $0.4 million of outstanding payables pursuant to this Service Agreement.

On March 3, 2016, Mr. Mitchell sold his interests in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services Ltd. (“Viking Geophysical”), to a third party.  As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services (the “Services”), which equipment is owned and operated by Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”).  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSIL MSA”) with PSIL on substantially similar terms to our current master services agreements with Viking International, VOS and Viking Geophysical.  Pursuant to the PSIL MSA, PSIL performs the Services on behalf of TEMI and its affiliates.  The master services agreements with each of Viking International, VOS and Viking Geophysical remain in effect in accordance with the terms of the agreements.  As of June 30, 2017, the Company had $0.3 million of outstanding receivables and $1.7 million of outstanding payables pursuant to the PSIL MSA.

Debt transactions

On February 27, 2017, we repaid the ANBE Note in full with proceeds from the sale of TBNG and terminated it.

Dalea Amended Note and Pledge Agreement

On April 19, 2016, we entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell and Dalea Partners, LP (“Dalea”), pursuant to which Dalea agreed to deliver an amended and restated promissory note (the “Amended Note”) in favor of us, in the principal sum of $7,964,053, which Amended Note would amend and restate that certain Promissory Note, dated June 13, 2012, made by Dalea in favor of us in the principal amount of $11,500,000 (the “Original Note”). The Note Amendment Agreement reduced the principal amount of the Original Note to $7,964,053 in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania Ltd. (“TransAtlantic Albania”), a former subsidiary of the Company, to Viking International Limited.  We have indemnified a third party for any liability relating to the payment of the Account Payable.

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

In addition, pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into a pledge agreement (the “Pledge Agreement”) with Dalea, whereby Dalea pledged the $2.1 million principal amount of the 2017 Notes issued by us and owned by Dalea (the “Dalea Convertible Notes”), including any future securities for which the Dalea Convertible Notes are converted or exchanged, as security for the performance of Dalea’s obligations under the Amended Note. The Pledge Agreement provides that interest payable to Dalea under the Dalea Convertible Notes (or any future securities for which the Dalea Convertible Notes are converted or exchanged) will be credited first against the outstanding principal balance of the Amended Note and, upon full repayment of the outstanding principal balance of the Amended Note, any accrued and unpaid interest on the Amended Note. The Pledge Agreement contains customary events of default.

On November 4, 2016, Dalea exchanged $2.0 million of 2017 Notes for 40,000 Series A Preferred Shares, which were pledged as security for the performance of Dalea’s obligations under the Amended Note pursuant to the terms of the Pledge Agreement.  During the three and six months ended June 30, 2017, we reduced the principal amount of the Amended Note by $0.1 million and $0.2 million, respectively, for cash dividends on the Series A Preferred Shares.

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

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Amended Note. During the three and six months ended June 30, 2017, we reduced the principal amount of the Amended Note by $0.2 million and $0.3 million, respectively, for amounts payable under the pledge fee agreements.

Office lease

On June 26, 2017, and effective as of January 1, 2017, the Company’s wholly owned subsidiary, TransAtlantic USA entered into an Amended and Restated Office Lease (the “Office Lease”) with Longfellow to lease approximately 10,000 square feet of corporate office space in Addison, Texas. The initial lease term under the Office Lease commenced on January 1, 2017 (the “Commencement Date”), and expires five years after the Commencement Date, unless earlier terminated in accordance with the Office Lease. TransAtlantic USA has the option to extend the lease term for two additional periods of five years each. If TransAtlantic USA exercises its option to extend the lease term, the monthly rent payable during such extended term shall be at a mutually agreed upon amount for monthly rent during the renewal term. During the first five months of the initial lease term, TransAtlantic USA is required to pay monthly rent of $14,745.16 to Longfellow, plus utilities, real property taxes, and liability insurance (to the extent that TransAtlantic does not obtain its own liability insurance). Monthly rent increases by $2,754.84 the sixth month of the initial lease term, by $833.33 the second year of the initial lease term, and by approximately $417 each year thereafter during the initial lease term.

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

We classified the assets and liabilities of TBNG within the captions “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheets as of December 31, 2016.  Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it did not meet the requirements to classify its operations as discontinued as the sale was not considered a strategic shift in the Company’s operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented.

On February 24, 2017, we closed on the sale of TBNG for gross proceeds of $20.7 million, and approximate net cash proceeds of $16.1 million, effective as of March 31, 2016. The purchase price was subject to post-closing adjustments, and we agreed to escrow $3.1 million of the purchase price for 30 days to satisfy any agreed upon purchase price adjustments.  We agreed to a $0.2 million reduction to the purchase price and, on April 10, 2017, we collected the $2.9 million of escrowed funds.

For the six months ended June 30, 2017, we recorded a net loss of $15.2 million on the sale of TBNG.  The loss related to the reclassification of the TBNG accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity.  The calculation of the loss on sale is presented below:

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

We had no assets or liabilities held for sale at June 30, 2017.

Discontinued operations in Albania

In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd. (“Stream”), to GBC Oil Company (“GBC Oil”).  We have presented the Albanian segment operating results as discontinued operations for the three and six months ended June 30, 2016.

On September 1, 2016, we completed a joint venture transaction with respect to the assets in the Delvina gas field in Albania (the “Delvina Assets”). We transferred (the “Transfer”) 75% of the outstanding shares of Delvina Gas Company Ltd. (“DelvinaCo”), which owns the Delvina Assets, to Ionian Gas Company Ltd. (“Ionian”) in exchange for Ionian’s agreement to pay $12.0 million to

DelvinaCo, which will be used primarily to repay debt and for general corporate purposes with respect to the Delvina Assets. After the Transfer, we retained a 25% equity interest in DelvinaCo and agreed to pay 25% of the operating costs of DelvinaCo, subject to a three-year deferral of capital expenditures. As of June 30, 2017, we no longer hold our 25% interest in DelvinaCo as assets held for sale, and have consolidated our interest using proportionate consolidation.

On August 9, 2017, due to continued failures by our joint venture partners to timely meet their obligations, uncompleted local governmental ratifications, and our prioritization of funds, we transferred our 25% equity interest in DelvinaCo to Delvina Investment Partners Ltd. in exchange for a release of all claims with respect to DelvinaCo and a cash payment of $300,000 for amounts owed to us under agreements entered into in connection with the DelvinaCo joint venture transaction. Additionally, we terminated all of our responsibilities as operator and our obligations to pay any operating costs or any other expenditures with respect to DelvinaCo.  This divestiture completes our departure from all Albanian operations and assets.

Our operating results from discontinued operations for the three and six months ended June 30, 2016 are summarized as follows:

Discontinued Operations
(in thousands)
For the three months ended June, 2016
Total revenues	$-
Production and transportation expense	-
Total other costs and expenses	118
Loss before income taxes	$(118)
Gain on disposal of discontinued operations	-
Income tax benefit	-
Loss from discontinued operations	$(118)

For the six months ended June, 2016
Total revenues	$626
Production and transportation expense	1,155
Total other costs and expenses	527
Loss before income taxes	$(1,056)
Gain on disposal of discontinued operations	749
Income tax benefit	204
Loss from discontinued operations	$(103)

For the three and six months ended June 30, 2017, we did not have any discontinued operations.

14. Subsequent Events

On July 3, 2017, we paid off and retired all remaining 2017 Notes.

On August 9, 2017, due to continued failures by our joint venture partners to timely meet their obligations, uncompleted local governmental ratifications, and our prioritization of funds, we transferred our 25% equity interest in DelvinaCo to Delvina Investment Partners Ltd. in exchange for a release of all claims with respect to DelvinaCo and a cash payment of $300,000 for amounts owed to us under agreements entered into in connection with the DelvinaCo joint venture transaction. Additionally, we terminated all of our responsibilities as operator and our obligations to pay any operating costs or any other expenditures with respect to DelvinaCo.  This divestiture completes our departure from all Albanian operations and assets.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of June 30, 2017, we held interests in approximately 0.5 million net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of August 7, 2017, approximately 47.9% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Financial and Operational Performance Summary

A summary of our financial and operational performance for the second quarter of 2017 include:

•	We reported $0.6 million of net income from continuing operations for the three months ended June 30, 2017, of which $0.7 million was due to gain on commodity derivative contracts.
•	We derived 97.4% of our oil and natural gas revenues from the production of oil and 2.6% from the production of natural gas during the three months ended June 30, 2017.
•

Total oil and natural gas sales revenues decreased 24.0% to $12.3 million for the quarter ended June 30, 2017 from $16.2 million in the same period in 2016. The decrease was primarily the result of a decrease in sales volumes of 94 Mboe, of which 43 Mboe was attributable to the divestiture of TBNG in February 2017.  Also contributing to the decrease was a decrease of $0.17 in the average price received per barrel of oil equivalent (“Boe”).

•	For the quarter ended June 30, 2017, we incurred $4.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $0.9 million for the quarter ended June 30, 2016.
•

As of June 30, 2017, we had no long-term debt and $26.5 million in short-term debt, as compared to $3.8 million in long-term debt and $38.2 million in short-term debt as of December 31, 2016.  During the quarter ended June 30, 2017, we repaid $4.1 million in debt as we continue to focus on deleveraging our balance sheet.  Additionally, on July 3, 2017, we retired the remaining $10.0 million of our 13.0% Convertible Notes due 2017 (the “2017 Notes”), reducing our debt to $16.5 million.

Second Quarter 2017 Operational Update

During the second quarter of 2017, we further developed our oil fields in Southeastern Turkey, where we drilled three wells and executed several recompletions.  The following summarizes our operations by location during the second quarter of 2017:

Southeastern Turkey

Exploration. We drilled the Cavuslu-1 well to a total depth of 11,350 feet for a drilling cost of approximately $1.7 million. We encountered two benches of Bedinan, as well as Hazro and Mardin.  The lower Bedinan began flowing high gravity oil and gas upon perforating. We are currently conducting tests to determine appropriate stimulation design.

We drilled the Bahar-11 well, which was initially planned as a horizontal well but ultimately completed as a vertical well, to a total depth of 10,750 feet for a drilling cost of approximately $4.8 million. We encountered good quality sand with hydrocarbon shows in the primary target of the Bedinan, which tested at a rate of 120 barrels of oil per day (“Bopd”). We also encountered Dadas sand, which tested at a rate of 30 Bopd. We are currently conducting completion and testing of the Hazro zone. We expect to comingle these completions and commence long-term production this month. We expect that additional Hazro and Mardin zones will be completed at a later date.

We drilled the Pinar-1ST well to a total depth of 11,650 feet for a drilling cost of approximately $2.0 million. We encountered two benches of Bedinan, the lower of which tested non-commercial amounts of hydrocarbons and the upper of which we expect to test in the third quarter of 2017. We also encountered Mardin and Hazro zones, which we expect to test at a later date.

Recompletions. In the Selmo and Arpatepe fields, several recompletions were executed, which resulted in incremental production of 275 barrels of oil per day for an estimated capital expenditure of $0.2 million. Additional recompletions are planned for the second half of 2017.

Facilities. We have also continued construction of an enhanced production facility in the Bahar field and the electrification of the field via natural gas-powered generation. The facility began operation in early August. Once fully commissioned, we expect an estimated 25% to 30% decrease in production expenses in the Bahar field.

Northwestern Turkey

We did not engage in any new drilling activities during the second quarter of 2017.

Bulgaria

We continue to evaluate our position in Bulgaria with updated geologic models and continue to market a joint venture exploration program for our assets in Bulgaria.

Planned Operations

We currently plan to execute the following activities under our development plan during the remainder of 2017:

Turkey. We expect our net field capital expenditures for the remainder of 2017 to range between $6.0 million and $12.5 million.  We expect net field capital expenditures during the remainder 2017 to include between $1.0 million $3.0 million of completion expense for three gross wells, between $2.0 million and $5.0 million in capital recompletions and between $3.0 million and $4.5 million for 3D seismic.

Bulgaria.  We intend to drill on our Koynare license during 2017 or 2018 and plan to continue working on our geologic model for additional prospects. In addition, we continue to market a joint venture exploration program for our assets in Bulgaria.

Discontinued Operations in Albania

In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd., to GBC Oil Company.  We have presented the Albanian segment operating results as discontinued operations for the three and six months ended June 30, 2016.

On August 9, 2017, due to continued failures by our joint venture partners to timely meet their obligations, uncompleted local governmental ratifications, and our prioritization of funds, we transferred our 25% equity interest in DelvinaCo to Delvina Investment Partners Ltd. in exchange for a release of all claims with respect to DelvinaCo and a cash payment of $300,000 for amounts owed to us under agreements entered into in connection with the DelvinaCo joint venture transaction. Additionally, we terminated all of our responsibilities as operator and our obligations to pay any operating costs or any other expenditures with respect to DelvinaCo.  This divestiture completes our departure from all Albanian operations and assets.

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

There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Continuing Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Our results of continuing operations for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Change
	2017	2016	2017-2016
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	290	329	(39)
Natural gas (Mmcf)	66	391	(325)
Total production (Mboe)	301	395	(94)
Average daily sales volumes (Boepd)	3,308	4,335	(1,027)
Average prices:
Oil (per Bbl)	$41.27	$40.67	$0.60
Natural gas (per Mcf)	$4.77	$7.08	$(2.31)
Oil equivalent (per Boe)	$40.80	$40.97	$(0.17)
Revenues:
Oil and natural gas sales	$12,283	$16,162	$(3,879)
Sales of purchased natural gas	-	1,520	(1,520)
Other	58	16	42
Total revenues	12,341	17,698	(5,357)
Costs and expenses (income):
Production	2,714	3,069	(355)
Exploration, abandonment and impairment	2	128	(126)
Cost of purchased natural gas	-	1,341	(1,341)
General and administrative	3,181	3,899	(718)
Depletion	4,004	7,233	(3,229)
Depreciation and amortization	251	574	(323)
Interest and other expense	2,288	2,614	(326)
Interest and other income	(188)	(190)	2
Foreign exchange (gain) loss	(1,116)	611	(1,727)
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	32	231	(199)
Change in fair value on commodity derivative contracts	644	(3,234)	3,878
Total gain (loss) on commodity derivative contracts	676	(3,003)	3,679
Oil and natural gas costs per Boe:
Production	$7.89	$6.81	$1.08
Depletion	$11.64	$16.04	$(4.40)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $3.9 million to $12.3 million for the three months ended June 30, 2017, from $16.2 million realized in the same period in 2016.  The decrease was primarily due to a decrease in our sales volumes of 94 Mboe for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to a 41 Mboe decrease in oil production in the Selmo oil field and a 43 Mboe decrease from the divestiture of TBNG in February 2017.

Sales of Purchased Natural Gas. Sales of purchased natural gas for the three months ended June 30, 2017 decreased to zero from $1.5 million for the same period in 2016.  The decrease was due to the divestiture of TBNG in February 2017.

Production. Production expenses for the three months ended June 30, 2017 decreased to $2.7 million, or $7.89 per Boe, from $3.1 million, or $6.81 per Boe, for the same period in 2016.  The decrease was primarily due to the divestiture of TBNG.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended June 30, 2017 decreased $0.1 million to $2,000, from $0.1 million for the same period in 2016. During the three months ended June 30, 2017, we incurred no proved or unproved property impairment and minimal exploratory dry hole costs.

Cost of Purchased Natural Gas. Cost of purchased natural gas for the three months ended June 30, 2017 decreased to zero from $1.3 million for the same period in 2016.  The decrease was due to the divestiture of TBNG in February 2017.

General and Administrative. General and administrative expense was $3.2 million for the three months ended June 30, 2017, compared to $3.9 million for the same period in 2016.  Our general and administrative expenses decreased $0.7 million due to a $0.6 million decrease in legal, accounting and other services and a $0.2 million decrease in personnel expenses, which was partially offset by an increase in office expenses of $0.1 million.

Depletion. Depletion decreased to $4.0 million, or $11.64 per Boe, for the three months ended June 30, 2017, compared to $7.2 million, or $16.04 per Boe, for the same period of 2016. The decrease was primarily due to a reduction in production volumes as well as no depletion expense recorded for TBNG as a result of the divestiture in February 2017.

Interest and Other Expense. Interest and other expense decreased to $2.3 million for the three months ended June 30, 2017, compared to $2.6 million for the same period in 2016. The decrease was primarily due to our lower average debt balances during the three months ended June 30, 2017 versus the same period in 2016.

Foreign Exchange (Gain) Loss. We recorded a foreign exchange gain of $1.1 million during the three months ended June 30, 2017, as compared to a loss of $0.6 million in the same period in 2016. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the New Turkish Lira (“TRY”) amount if it has not been settled previously. The foreign exchange gain for the three months ended June 30, 2017 was due to an increase in the value of the TRY compared to the U.S. Dollar.

Gain on Commodity Derivative Contracts. During the three months ended June 30, 2017, we recorded a net gain on commodity derivative contracts of $0.7 million, as compared to a net loss of $3.0 million for the same period in 2016. During the three months ended June 30, 2017, we recorded a $0.6 million gain to mark our commodity derivative contracts to their fair value and $32,000 gain on settled contracts.  During the same period in 2016, we recorded a $3.2 million loss to mark our derivative contracts to their fair value and a $0.2 million gain on settled contracts.

Other Comprehensive Income (Loss). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the three months ended June 30, 2017 increased to a gain of $2.1 million from a loss of $2.3 million for the same period in 2016.  The change was due to a 3.6% increase in the value of the TRY as compared to the U.S. Dollar, versus a 2.1% decrease in the value of the TRY for the three months ended June 30, 2016.

Discontinued Operations. All revenues and expenses associated with our Albanian operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania are summarized as follows:

Discontinued Operations
(in thousands)
For the three months ended June, 2016
Total revenues	$-
Production and transportation expense	-
Total other costs and expenses	118
Loss before income taxes	$(118)
Gain on disposal of discontinued operations	-
Income tax benefit	-
Loss from discontinued operations	$(118)

Results of Continuing Operations—Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Our results of continuing operations for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,		Change
	2017	2016	2017-2016
	(in thousands of U.S. Dollars, except per unit amounts and volumes)
Sales volumes:
Oil (Mbbl)	604	685	(81)
Natural gas (Mmcf)	251	869	(618)
Total production (Mboe)	646	830	(184)
Average daily sales volumes (Boepd)	3,550	4,561	(1,011)
Average prices:
Oil (per Bbl)	$44.39	$35.82	$8.57
Natural gas (per Mcf)	$4.91	$7.07	$(2.16)
Oil equivalent (per Boe)	$43.42	$36.97	$6.45
Revenues:
Oil and natural gas sales	$28,051	$30,688	$(2,637)
Sales of purchased natural gas	654	2,546	(1,892)
Other	72	30	42
Total revenues	28,777	33,264	(4,487)
Costs and expenses (income):
Production	5,801	5,955	(154)
Exploration, abandonment and impairment	108	1,433	(1,325)
Cost of purchased natural gas	568	2,237	(1,669)
General and administrative	6,771	8,742	(1,971)
Depletion	8,315	14,827	(6,512)
Depreciation and amortization	437	946	(509)
Interest and other expense	4,659	5,270	(611)
Interest and other income	(481)	(402)	(79)
Foreign exchange loss	1,007	269	738
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	32	1,459	(1,427)
Change in fair value on commodity derivative contracts	1,632	(3,691)	5,323
Total gain (loss) on commodity derivative contracts	1,664	(2,232)	3,896
Oil and natural gas costs per Boe:
Production	$7.81	$6.28	$1.53
Depletion	$11.26	$15.63	$(4.37)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased $2.6 million to $28.1 million for the six months ended June 30, 2017, from $30.7 million realized in the same period in 2016.  The decrease was primarily due to a decrease in our sales volumes of 184 Mboe for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a decrease of 80 Mboe in oil production in the Selmo oil field and an 89 Mboe decrease from the divestiture of TBNG in February 2017.  This was partially offset by an increase in the average realized price per Boe.  Our average price received increased $6.45 per Boe to $43.42 per Boe for the six months ended June 30, 2017, from $36.97 per Boe for the same period in 2016.

Sales of Purchased Natural Gas. Sales of purchased natural gas for the six months ended June 30, 2017 decreased to $0.7 million from $2.5 million for the same period in 2016.  The decrease was due to the divestiture of TBNG in February 2017.

Production. Production expenses for the six months ended June 30, 2017 decreased to $5.8 million, or $7.81 per Boe, from $6.0 million, or $6.28 per Boe, for the same period in 2016.  The decrease was primarily due to the divestiture of TBNG in February 2017.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the six months ended June 30, 2017 decreased $1.3 million to $0.1 million, from $1.4 million for the same period in 2016. During the six months ended June 30, 2016, we incurred proved property impairment of $1.4 million.

Cost of Purchased Natural Gas. Cost of purchased natural gas for the six months ended June 30, 2017 decreased to $0.6 million from $2.2 million for the same period in 2016.  The decrease was due to the divestiture of TBNG in February 2017.

General and Administrative. General and administrative expense was $6.8 million for the six months ended June 30, 2017, compared to $8.7 million for the same period in 2016.  Our general and administrative expenses decreased $2.0 million due to a $1.5 million decrease in legal, accounting and other services and a $0.8 million decrease in personnel expenses, which was partially offset by an increase in office expenses of $0.3 million and an increase in insurance expenses of $0.2 million.

Depletion. Depletion decreased to $8.3 million, or $11.26 per Boe, for the six months ended June 30, 2017, compared to $14.8 million, or $15.63 per Boe, for the same period of 2016. The decrease was primarily due to a reduction in production volumes as well as no depletion expense recorded for TBNG after the divestiture in February 2017.

Interest and Other Expense. Interest and other expense decreased to $4.7 million for the six months ended June 30, 2017, compared to $5.3 million for the same period in 2016. The decrease was primarily due to our lower average debt balances during the six months ended June 30, 2017 versus the same period in 2016.

Interest and Other Income. Interest and other income increased slightly to $0.5 million for the six months ended June 30, 2017, as compared to $0.4 million for the same period in 2016, primarily due to higher average cash balances during the six months ended June 30, 2017 versus the same period in 2016.

Foreign Exchange Loss. We recorded a foreign exchange loss of $1.0 million during the six months ended June 30, 2017, as compared to a loss of $0.3 million in the same period in 2016. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The foreign exchange loss for the six months ended June 30, 2017 was due to a decrease in the value of the TRY compared to the U.S. Dollar

Gain on Commodity Derivative Contracts. During the six months ended June 30, 2017, we recorded a net gain on commodity derivative contracts of $1.7 million, as compared to a net loss of $2.2 million for the same period in 2016. During the six months ended June 30, 2017, we recorded a $1.6 million gain to mark our commodity derivative contracts to their fair value and a $32,000 gain on settled contracts.  During the same period in 2016, we recorded a $3.7 million loss to mark our derivative contracts to their fair value and a $1.5 million gain on settled contracts.

Other Comprehensive Income (Loss). We record foreign currency translation adjustments from the process of translating the functional currency of the financial statements of our foreign subsidiaries into the U.S. Dollar reporting currency.  Foreign currency translation adjustment for the six months ended June 30, 2017 increased to a gain of $23.1 million from a gain of $0.7 million for the same period in 2016.  Of the $23.2 million gain, $23.1 million was due to the loss related to the TBNG accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity.  The remaining change was due to a decrease in the value of the TRY as compared to the U.S. Dollar.

Discontinued Operations. All revenues and expenses associated with our Albanian operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania are summarized as follows:

Discontinued Operations
(in thousands)
For the six months ended June, 2016
Total revenues	$626
Production and transportation expense	1,155
Total other costs and expenses	527
Loss before income taxes	$(1,056)
Gain on disposal of discontinued operations	749
Income tax benefit	204
Loss from discontinued operations	$(103)

Capital Expenditures

For the quarter ended June 30, 2017, we incurred $4.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $0.9 million for the quarter ended June 30, 2016.  The increase was due to our planned increase in capital expenditures during the quarter ended June 30, 2017 compared to the same period in 2016.

We expect our net field capital expenditures for the remainder of 2017 to range between $6.0 million and $12.5 million.  We expect net field capital expenditures during the remainder 2017 to include between $1.0 million $3.0 million of completion expense for three gross wells, between $2.0 million and $5.0 million in capital recompletions and between $3.0 million and $4.5 million for 3D seismic.  We expect cash on hand and cash flow from operations will be sufficient to fund our 2017 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2017 capital expenditure budget is subject to change.

Cashflows

Net cash provided by operating activities from continuing operations during the six months ended June 30, 2017 was $13.6 million, an increase from net cash provided by operating activities from continuing operations of $11.6 million for the same period in 2016.  The increase was primarily due to the timing of collecting our receivables and paying our accounts payable.

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2017 was $2.6 million, an increase from net cash used in investing activities from continuing operations of $6.7 million for the same period in 2016. The increase was primarily due to the proceeds received from the sale of TBNG partially offset by an increase in capital expenditures.

Net cash used in financing activities from continuing operations during the six months ended June 30, 2017 was $15.6 million, an increase from net cash used in financing activities from continuing operations of $10.5 million for the same period in 2016.  The increase was primarily due to an increase in debt principal payments.

Liquidity and Capital Resources

As of June 30, 2017, we had $26.5 million of indebtedness, not including $7.0 million of trade payables, as further described below.  On July 3, 2017, we repaid our 2017 Notes, reducing our outstanding indebtedness to $16.5 million.  We believe that our cash flow from operations will be sufficient to meet our normal operating requirements and to fund planned capital expenditures during the next 12 months.

Outstanding Debt and Series A Preferred Shares

Term Loan.  On August 23, 2016, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a Credit Agreement with DenizBank S.A. (“DenizBank”).

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

At June 30, 2017, we had $16.5 million outstanding under the Term Loan and no availability, and were in compliance with the covenants in the Term Loan.

2017 Notes.  As of June 30, 2017, we had $10.0 million aggregate principal amount of outstanding 2017 Notes.  The 2017 Notes bore interest at an annual rate of 13.0% per annum.  Interest was payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes matured on July 1, 2017, and we paid off and retired all remaining outstanding 2017 Notes on July 3, 2017.

Series A Preferred Shares.  On November 4, 2016, we issued 921,000 shares of our 12% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes. All of the Series A Preferred Shares were issued at a value of $50.00 per share. We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes on January 1, 2017. The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of June 30, 2017, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding.  For the six months ended June 30, 2017, we paid $2.8 million in cash dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense.”  For information on the terms of the Series A Preferred Shares, see “Note 3, Series A Preferred Shares” to our consolidated financial statements.

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

During the second quarter of 2017, there were no material changes in market risk exposures or their management that would affect the Quantitative or Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.  The following table sets forth our derivatives contracts, which are settled based on Brent oil pricing, with respect to future crude oil production as of June 30, 2017:

Fair Value of Derivative Instruments as of June 30, 2017

			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Asset
					(in thousands)
Collar	July 1, 2017 — December 31, 2017	293	$47.50	$61.00	$116
Collar	July 1, 2017 — December 31, 2017	440	$50.00	$61.50	288
Collar	July 1, 2017 — December 31, 2017	489	$47.00	$59.65	161
Collar	January 1, 2018 — February 28, 2018	458	$50.00	$61.50	82
Collar	January 1, 2018 — March 31, 2018	500	$47.00	$59.65	60
Collar	January 1, 2018 — May 31, 2018	298	$47.50	$61.00	87
Total estimated fair value of asset					$794

Item 4.	Controls and Procedures

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

As of June 30, 2017, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2017, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	Risk Factors

During the second quarter of 2017, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

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

10.1*	Amended and Restated Office Lease, dated June 26, 2017, by and between TransAtlantic Petroleum (USA) Corp. and Longfellow Energy, LP

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Principal Accounting and Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

By:	/s/ G. FABIAN ANDA
G. Fabian Anda Principal Accounting and Financial Officer

Date: August 9, 2017

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

10.1*	Amended and Restated Office Lease, dated June 26, 2017, by and between TransAtlantic Petroleum (USA) Corp. and Longfellow Energy, LP

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Principal Accounting and Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.