Form 10-K
period 2017-12-31
TRANSATLANTIC PETROLEUM LTD.
filed 2018-03-21
CIK 1092289

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-34574

TRANSATLANTIC PETROLEUM LTD.

(Exact name of registrant as specified in its charter)

Bermuda	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16803 Dallas Parkway Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 220-4323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.10	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of common shares, par value $0.10 per share, held by non-affiliates of the registrant, based on the last sale price of the common shares on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $34.1 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 16, 2018, there were 50,383,870 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2018 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TRANSATLANTIC PETROLEUM LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Boe. Barrels of oil equivalent. Boe is not included in the DeGolyer and MacNaughton reserves report and is derived by us by converting natural gas to oil in the ratio of six Mcf of natural gas to one Bbl of oil. The conversion factor is the current convention used by many oil and natural gas companies. Boe may be misleading, particularly if used in isolation. A Boe conversion ratio of six Mcf to one Bbl is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

Boepd. Barrels of oil equivalent per day.

Commercial well; commercially productive well. An oil and natural gas well which produces oil and natural gas in sufficient quantities such that proceeds from the sale of such production exceed royalties, production expenses, and taxes.

Completion. The communication of the formation to the well bore, which may include installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed acreage. The number of acres which are allocated to a production license or assignable to producing wells or wells capable of production.

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

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field or not in an area previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well.

Farm-in or farm-out. An agreement to assign an interest in a drilling location and related acreage conditional upon the drilling of a well on that location, the completion of other work commitments related to that acreage, or some combination thereof.

Formation. A geological stratum identifiable by distinct age or composition that was deposited under the same general geologic conditions.

Frac; fracture stimulation. A stimulation treatment involving the fracturing of a reservoir and then injecting water and generally sand and/or chemicals into the fractures under pressure to contact greater surface area to stimulate hydrocarbon production in low-permeability reservoirs.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

Horizontal drilling. A technique used in certain formations where a well is drilled near vertically to a certain depth and then drilled at an angle parallel with a specified formation.

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

Overriding royalty interest. An interest in an oil or natural gas property entitling the owner to a share of oil and natural gas production free of some costs of production as defined by agreement.

Play. A term applied during a portion of the exploration and production cycle following the identification by geologists and geophysicists of areas with potential oil and natural gas reserves.

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

Recompletion. An operation within an existing well bore to make the well produce oil or natural gas from a different, separately producible zone other than the zone from which the well had been producing or to stimulate a currently producing formation with a different completion.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Sales volumes. The amount of production of oil or natural gas sold after deducting royalties and working interests owned by third parties.

Shale. Fine-grained sedimentary rock composed of consolidated clay or mud but also commonly containing carbonate or elastic material. Shale is one of the most frequently occurring sedimentary rocks.

Standardized measure of discounted future net cash flows or the Standardized Measure. Under the Standardized Measure, future cash flows for the years ended December 31, 2017, 2016 and 2015 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

Tcf. One trillion cubic feet of natural gas.

Undeveloped acreage. License or lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Wellhead production. The volume of oil or natural gas produced before deducting royalties and working interests owned by third parties prior to any oil and natural gas lost or used from wellhead to market.

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

Our Business

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2017, we held interests in approximately 367,000 and 163,000 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 16, 2018, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

Based on the reserves report prepared by DeGolyer and MacNaughton, independent petroleum engineers, our estimated proved reserves at December 31, 2017 in Turkey were 15,476 Mboe, of which 95.5% was oil. Of these estimated proved reserves, 30.3% were proved developed reserves. As of December 31, 2017, the Standardized Measure and PV-10 of our proved reserves in Turkey were $227.1 million and $266.4 million, respectively. See “Item 2. Properties—Value of Proved Reserves” for a reconciliation of PV-10 to the Standardized Measure.

Recent Developments

On January 4, 2018 and January 10, 2018, we entered into new costless collars with DenizBank, A.S (“DenizBank”), our primary secured lender, to hedge an additional 450 and 500 Bbl/day, respectively, of our oil production in Turkey.

On January 6, 2018, 700,000 common share purchase warrants issued to Mr. Mitchell and certain other related parties who are shareholders of Gundem Turizm Yatirim ve Isletmeleri A.S. (“Gundem”) expired, unexercised, pursuant to their terms.

On January 16, 2018, a strategic committee of our board of directors engaged Tudor Pickering Holt & Co. to act as financial advisor to market the Company. There is no assurance that the strategic alternatives process will result in the Company completing a sale of the Company or its assets.

Our Properties and Operations

Summary of Geographic Areas of Operations

The following table shows net reserves information as of December 31, 2017:

		Proved
	Proved Developed	Undeveloped	Total Proved	Probable Reserves	Possible Reserves
	Reserves (Mboe)	Reserves (Mboe)	Reserves (Mboe)	(Mboe)	(Mboe)
Turkey	4,694	10,781	15,476	13,030	12,910

Turkey

As of December 31, 2017, we held interests in five onshore exploration licenses and 17 onshore production leases covering a total of approximately 438,000 gross (367,000 net) acres in Turkey. As of December 31, 2017, we had total net proved reserves of 14,783 Mbbl of oil and 4,158 Mmcf of natural gas, net probable reserves of 12,702 Mbbl of oil and 1,965 Mmcf of natural gas and net possible reserves of 12,600 Mbbl of oil and 1,859 Mmcf of natural gas in Turkey. During 2017, our average wellhead production was approximately 3,188 net Boepd of oil and natural gas in Turkey.  See below for further discussion of our current and planned 2018 operations.  The following summarizes our core producing properties in Turkey:

Southeastern Turkey. During 2017, substantially all of our oil production was concentrated in Southeastern Turkey, primarily in the Arpatepe, Bahar, Goksu and Selmo oil fields. These fields are located southwest of the Turkish portion of the North Arabian Basin. The North Arabian Basin includes prolific oil trends that extend from Iran and Iraq into Turkey.

We hold a 100% working interest in the Selmo production lease, which expires in June 2025. The Selmo oil field is the second largest oil field in Turkey in terms of historical cumulative production and is responsible for a large portion of our current crude oil production. We expanded our waterflood program and executed several low-cost production optimizations in the Selmo field.  We believe secondary recovery will continue to increase production recovery from the field. For 2017, our net wellhead production of crude oil from the Selmo field was 679,661 Bbls at an average rate of approximately 1,862 Bbl/d. Turkiye Petrolleri Anonim Ortakligi (“TPAO”), a Turkish government-owned oil and natural gas company, and Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchase all of our crude oil production, which are transported by truck to their neighboring facilities. At December 31, 2017, we had 56 gross and net producing wells in the Selmo oil field.

We hold a 100% working interest in each of our two Molla exploration licenses and one Molla production license, which contain the Goksu and Bahar oil fields. In the Molla licenses, we target Bedinan, Dadas, Hazro and Mardin formations, which produce on the licenses.  For 2017, our wellhead production of crude oil from the Molla licenses was 524,335 Bbls at an average rate of approximately 1,436 Bbl/d. At December 31, 2017, we had 13 gross and net producing wells on the Molla licenses.

We hold a 50% working interest in our Arpatepe production lease. For 2017, our share of wellhead production of net crude oil from the Arpatepe field was 61,444 Bbls at an average rate of approximately 168 Bbl/d. At December 31, 2017, we had seven producing wells on the Arpatepe production lease. We have operated the Arpatepe production lease since December 2015.

We hold a 50% working interest in the Bakuk production license.  For 2017, our production was shut in due to security precautions.

Northwestern Turkey. Substantially all of our natural gas production is concentrated in the Thrace Basin, which is one of Turkey’s most productive onshore natural gas regions. It is located in northwestern Turkey close to Istanbul province.  For 2017, our net wellhead production was 308,372 Mcf at an average rate of approximately 845 Mcf/d.

Bulgaria

As of December 31, 2017, we held interests in one production concession covering a total of approximately 163,000 net undeveloped acres in Bulgaria. During 2017, we had no production or reserves in Bulgaria.  See below for further discussion of our planned 2018 operations.

Albania

As of December 31, 2017, we had fully divested all of our Albanian oil and gas assets.

Current Operations

Southeastern Turkey.

Selmo

In January 2018, we spud the Selmo-81H2 well, which is the first of a six-well Selmo development program.  Drilling is ongoing, and we expect to start completions operations in the first half of 2018.

Bahar

We expect to drill one development well in the Bahar field in 2018. We may drill an additional Bahar exploration well, contingent on financing.

Molla

We are currently preparing the location for the Yeniev-1 exploration well, targeting the Bedinan, Hazro and Mardin formations. We expect to spud the Yeniev-1 in the second quarter of 2018.

Northwestern Turkey. We continue to evaluate our prospects in the Thrace Basin in light of the recent positive production test results at the Yamalik-1 exploration well operated by Valeura with their partner Statoil. The Yamalik-1 exploration well is directly adjacent to our 120,000 net acres in the Thrace Basin of which we believe approximately 50,000 net acres (100% WI, 87.5% NRI) is analogous to the Valeura and Statoil acreage. We expect to resume production operations on our Yildurm-1 well on the Temrez license in 2018. Contingent on financing, we may commence a drilling program on our Temrez license in 2018.

Bulgaria. We continue to evaluate our position in Bulgaria with updated geologic models. We have prepared plans to side track and re-drill the Devinci R-1 well, which we plan to commence in 2018, contingent on financing.

Planned Operations

We expect our net field capital expenditures for 2018 to range between $27.0 million and $30.0 million. We expect net field capital expenditures during 2018 to include between $23.0 million and $26.0 million in drilling and completion expense for eight planned wells and approximately $4.0 million in recompletions.  We expect that any additional 2018 expenditures would be invested in the Selmo, Bahar and Molla fields in southeastern Turkey and the Koynare license in Bulgaria.  We expect that cash on hand and cash flow from operations will be sufficient to fund our 2018 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2018 capital expenditure budget is subject to change.

Principal Markets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), we had two reportable geographic segments during 2017: Turkey and Bulgaria. For financial information about our operating segments and geographic areas, refer to “Note 12—Segment information” to our consolidated financial statements.

Customers

Oil. During 2017, 93.4% of our oil production, which is U.S. Dollar indexed, was concentrated in the Selmo and Bahar oil fields in Turkey. TUPRAS purchases substantially all of our oil production. During 2017, we sold $54.9 million of oil to TUPRAS, representing approximately 97.0% of our total revenues. We sell all of our Southeastern Turkey oil to TUPRAS pursuant to a domestic crude oil purchase and sale agreement. Under the purchase and sale agreement, TUPRAS purchases oil produced by us and delivered to our TPAO Batman tanks and to the Boru Hatlari ile Petrol Tasima A.S. (“BOTAŞ”) Dörtyol plant. The price of the oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. The purchase and sale agreement automatically renews for successive one-year terms unless earlier terminated in writing by either party.  All payments for our oil production made by TUPRAS for the past eight years have been in full and on time.  No other purchasers of our oil accounted for more than 10% of our total revenues.

Natural Gas. During 2017, no purchasers of our natural gas production, which is indexed on the New Turkish Lira (“TRY”), accounted for 10% or more of our total revenues.

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

Fracture Stimulation Program

Oil and natural gas may be recovered from our properties through the use of fracture stimulation combined with modern drilling and completion techniques. Fracture stimulation involves the injection of water, and generally sand and/or chemicals under pressure into formations to fracture the oil or gas formation by contacting greater surface area to stimulate production. We have successfully utilized fracture stimulation in our Thrace Basin, Molla and Selmo licenses and production leases.

Fracture stimulations in Thrace Basin and Molla are conducted in a low permeability reservoir. These stimulations generally consist of injecting between 20,000 and 100,000 gallons of fluid that contain between 80,000 and 150,000 pounds of sand per stage. Fluids are generally a mixture of slickwater and gels, which is typical in stimulation. The size of fracture stimulation treatments is dependent on net pay thickness and stress barriers.

Although the cost of each well will vary, on average approximately 10% to 60% of the total cost of completing a well in both Thrace Basin and Molla is associated with stimulation activities. We account for these costs as typical drilling and completion costs and include them in our capital expenditure budget.

We diligently review best practices and industry standards in connection with fracture stimulation activities and strive to comply with all regulatory requirements in the protection of potable water sources. Protective practices include, but are not limited to, setting multiple strings of protection pipe across potable water sources, cementing surface casing from setting depth to surface and second string from setting depth up-well past multiple frac barriers above the formation and, in some cases, to surface, continuously monitoring the fracture stimulation process in real time and disposing of all non-commercially produced fluids in certified disposal wells at depths below the potable water sources or at a certified water treatment plant. In Southeast Turkey, the base of potable water is generally 3,000 feet to 8,000 feet above the hydrocarbon zones.  There have not been any incidents, citations or suits involving environmental concerns related to our fracture stimulation operations on our properties.

In the Thrace Basin, Selmo and Molla, we have access to water resources which we believe will be adequate to execute any stimulation activities that we may perform in the future. We also employ procedures for environmentally friendly disposal of fluids recovered from fracture stimulation.

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

Repatriation of Earnings. Currently, there are no prohibitions on the repatriation of earnings or capital to foreign entities from Turkey or Bulgaria. However, there can be no assurance that any such prohibitions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future. We may be liable for the payment of taxes upon repatriation of certain earnings from the aforementioned countries.

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

There has been an increase in interest among the media, government regulators and private citizens concerning the possible negative environmental and geological effects of fracture stimulation. Some have alleged that fracture stimulation results in the contamination of aquifers and may even contribute to seismic activity. In January 2012, the government of Bulgaria enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria and imposed large monetary penalties on companies that violate that ban.  There is a risk that Turkey could at some point impose similar legislation or regulations. Such legislation or regulations could severely impact our ability and the cost to drill and complete wells. We are committed to complying with legislation and regulations involving fracture stimulation wherever we operate.

Insurance

We currently carry general liability insurance and excess liability insurance, including pollution insurance, with a combined annual limit of $13.0 million per occurrence and $16.0 million in the aggregate. These insurance policies contain maximum policy limits and are subject to customary exclusions and limitations. Our general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if, the general liability insurance per occurrence limit is reached.  We also maintain control of well insurance. Our control of well insurance has a per occurrence and combined single limit of $25.0 million and is subject to deductibles ranging from $10,000 to $250,000 per occurrence.  In addition, we carry a political risk policy, which covers our scheduled production facilities in the event of an act of terrorism with an annual limit of $8.6 million. We will continue to monitor our insurance coverage and will maintain appropriate levels of insurance to satisfy applicable regulations, as well as maintain levels of insurance appropriate for prudent operations within the industry in which we operate.

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

Employees

As of December 31, 2017, we employed 110 people in Turkey, 30 people in Addison, Texas and 6 people in Bulgaria. Approximately 37 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with the Petroleum, Chemical and Rubber Workers Union of Turkey (“PETROL-IS”). We consider our employee relations to be satisfactory.

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

Our common shares are listed on the NYSE American exchange. Section 110 of the NYSE American company guide permits the NYSE American to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE American listing criteria, and to grant exemptions from NYSE American listing criteria based on these considerations. A description of the significant ways in which our governance practices differ from those followed by US domestic companies pursuant to NYSE American standards is available on our website, www.transatlanticpetroleum.com, under Corporate Governance page, which is accessible under the About heading on the home page.

Executive Officers of the Registrant

The following table and text sets forth certain information with respect to our executive officers as of March 1, 2018:

Name	Age	Positions
N. Malone Mitchell 3rd	56	Chairman and Chief Executive Officer
Todd C. Dutton	64	President
G. Fabian Anda	46	Principal Accounting and Financial Officer and Vice President of Finance
Chad D. Burkhardt	44	Vice President, General Counsel and Corporate Secretary
Harold “Lee” Muncy	65	Vice President of Geosciences

N. Malone Mitchell 3rd has served as our chief executive officer since May 2011, as a director since April 2008 and as our chairman since May 2008. Since 2005, Mr. Mitchell has served as the president of Riata Corporate Group, LLC and Longfellow Energy, LLC, a Dallas-based private oil and natural gas exploration and production company. From June to December 2006, Mr. Mitchell served as president and chief operating officer of SandRidge Energy, Inc. (formerly Riata Energy, Inc.), an independent oil and natural gas company concentrating in exploration, development and production activities. Until he sold his controlling interest in Riata Energy, Inc. in June 2006, Mr. Mitchell also served as president, chief executive officer and chairman of Riata Energy, Inc., which Mr. Mitchell founded in 1985 and built into one of the largest privately held energy companies in the United States. Mr. Mitchell earned a B.S. from Oklahoma State University.

Todd C. Dutton has served as our president since May 2014.  Mr. Dutton has served as president of Longfellow Energy, LP (“Longfellow”), a Dallas, Texas-based independent oil and natural gas exploration and production company owned by our chairman and chief executive officer, N. Malone Mitchell 3rd and his family, since January 2007, where his primary responsibility is to originate and develop oil and natural gas projects. He brings 39 years of experience in the oil and natural gas industry, focusing on exploration, acquisitions and property evaluation. He has served in various supervisory and management roles at Texas Pacific Oil Company, Coquina Oil Corporation, BEREXCO INC. and Riata Energy, Inc. Mr. Dutton earned a B.B.A. in Petroleum Land Management from the University of Oklahoma.

G. Fabian Anda has served as principal accounting and financial officer and vice president of finance since January 2018, as interim principal accounting and financial officer and vice president of finance since October 2016, and as director of finance and accounting since October 2011. Mr. Anda previously served as a finance director with ConocoPhillips, where he worked for ten years in positions of increasing responsibility in the Houston, Texas location. Mr. Anda earned a B.B.A in Finance and an MBA in International Finance from the University of St. Thomas at Houston.

Chad D. Burkhardt has served as our vice president, general counsel and corporate secretary since August 2015.  From 2008 until August 2015, Mr. Burkhardt served as partner in the corporate department of Baker Botts L.L.P., where he advised clients on various corporate transactions including corporate securities offerings, mergers and acquisitions and various public company filings.  Mr. Burkhardt brings significant cross-border and international transaction experience from a variety of industries ranging from oil and gas exploration, midstream, and oil field services to high-tech and start-up transactions. Mr. Burkhardt is a graduate of Texas A&M University and Duke University School of Law.

Harold “Lee” Muncy has served as our vice president of geosciences since June 2014.  Mr. Muncy previously served as vice president, exploration for the Bass Companies, a group of Fort Worth, Texas-based independent oil and natural gas exploration and production companies, where he worked from 2000 to 2012. He brings more than 35 years of geological experience in the oil and natural gas industry, where he has focused on exploration, exploitation and worldwide transactions. He began his career as a geologist with Mobil Oil Corporation and served as exploration manager for Fina Oil & Chemical Company and vice president of exploration and land for TransTexas Gas Corp. Mr. Muncy earned a B.S. and an M.S. in Geology & Mineralogy from The Ohio State University.

Item 1A. Risk Factors

Risks Related to Our Business

All of our operations are conducted in Turkey and Bulgaria, and we are subject to political, economic and other risks and uncertainties in these countries.

All of our operations are performed in the emerging markets of Turkey and Bulgaria, which may expose us to risks different than those associated with U.S. or Canadian markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations:

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
•

laws and policies of Canada and the United States, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and of the other countries in which we operate affecting foreign trade, taxation and investment, including anti-bribery and anti-corruption laws;

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

During 2017, we derived substantially all of our revenue from our continuing operations in Turkey and substantially all of our oil production was derived from Southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq and Syria have occasionally experienced political, social, security and economic problems, terrorist attacks, insurgencies, war and civil unrest.  Since December 2010, political instability has increased in a number of countries in the Middle East and North Africa. As a result of the civil war in Syria, hundreds of thousands of Syrian refugees have fled to Turkey and more can be expected to cross the border if the conflict continues. Moreover, tensions continue between Turkey and Syria.  More recently, Turkey has experienced numerous terrorist incidents, and in July 2016, there was a failed attempt to overthrow the government of President Recep Tayyip Erdoğan.

The current conflict with the terrorist group Islamic State in Iraq and Syria (“ISIS”), the tension in and involving the Kurdish regions of northern Iraq, which are contiguous to the region where our Southeast Turkey licenses are located, and the aftermath the attempted coup d’etat may have political, social or security implications in Turkey or otherwise may impact the Turkish economy.

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

We have incurred substantial losses in prior years. During 2017, we generated a net loss from continuing operations of $23.9 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays, and other unknown risks.

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

At December 31, 2017, of our total net undeveloped acreage, 15.2% and 14.9% will expire during 2018 and 2019, respectively, unless we are able to extend the permits or licenses covering this acreage or commence production on this acreage and convert the permits or licenses into production leases or concessions. If our permits or licenses expire, we will lose our right to explore and develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.  In addition, if our liquidity continues to be constrained and we are not able to access additional capital, we may be unable to fund the drilling of some of our obligation wells, and we could lose some of our licenses.

Substantially all of our oil is sold to one customer, and the loss of this customer could have a material adverse impact on our results of operations.

TUPRAS, an affiliate of Koç Holding, purchases substantially all of our oil production from Turkey, representing 97.0% of our total revenues in 2017. If TUPRAS reduces its oil purchases or fails to purchase our oil production, or there is a material non-payment, our results of operations could be materially and adversely affected. TUPRAS may be subject to its own operating risks that could increase the risk that it could default on its obligations to us. Under Turkish law, TUPRAS is obligated to purchase all of our oil production in Turkey, and we are prohibited from selling any of our oil produced in Turkey to any other customer. Pursuant to a purchase and sale agreement with TUPRAS, the price of oil delivered to TUPRAS is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. Changes to Turkish law could adversely affect our business and results of operations.

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

As of Deember 31, 2017, approximately 37 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with PETROL-IS. Potential work disruptions from labor disputes with these employees could disrupt our business and adversely affect our financial condition and results of operations.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty, but in general we expect oil and gas prices to continue to fluctuate significantly. While we try to address this volatility with our hedging program, there is no assurance that such program will adequately address such volatility.

Reserves estimates depend on many assumptions that may turn out to be inaccurate.

Our reserves are estimated by independent petroleum engineers. Any material inaccuracies in our reserves estimates or underlying assumptions could materially affect the quantities and present values of our reserves. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves that we may report. In order to prepare these estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

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

Our reserves are estimated by independent petroleum engineers. At December 31, 2017, approximately 69.7% of our total estimated net proved reserves in Turkey were proved undeveloped reserves. Undeveloped reserves, by their nature, are significantly less certain than developed reserves. At December 31, 2017, we also had a significant amount of unproved reserves, which consist of probable and possible reserves. There is significant uncertainty attached to unproved reserves estimates. The discovery, determination and exploitation of undeveloped or unproved reserves requires significant capital expenditures and successful drilling and exploration programs. We do not currently have the funds available to develop our undeveloped reserves. We may not be able to raise the additional capital that we need to develop these reserves. There is no certainty that we will be able to convert undeveloped reserves to developed reserves or unproved reserves into proved reserves or that our undeveloped or unproved reserves will be economically viable or technically feasible to produce.

Legislative and regulatory initiatives and increased public scrutiny relating to fracture simulation activities could result in increased costs and additional operating restrictions or delays.

Fracture stimulation is an important and commonly used process for the completion of oil and natural gas wells and involves the pressurized injection of water and generally sand and/or chemicals into rock formations to contact greater surface area to stimulate production. Recently, there has been increased public concern regarding the potential environmental impact of fracture stimulation activities. Most of these concerns have raised questions regarding the drilling fluids used in the fracturing process, their effect on drinking water supplies, the use of water in connection with completion operations, and the potential for impact to surface water, groundwater and the environment generally.

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

In addition, exploration for, and exploitation, production and sale of, oil and natural gas in each country in which we operate is subject to extensive national and local laws and regulations requiring various licenses, permits and approvals from various governmental agencies. If these licenses or permits are not issued or unfavorable restrictions or conditions are imposed on our exploration or drilling activities, we might not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements of any licenses or permits, might result in the suspension or termination of operations and subject us to penalties. We incur costs to comply with these numerous laws, regulations, licenses and permits.

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

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract.  As of December 31, 2017, all of our commodity derivative contracts were with DenizBank.

Competition in the oil and natural gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

We operate in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a number of other companies, including U.S.-based and foreign companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in seeking oil and natural gas exploration licenses and production licenses and acquiring desirable producing properties or new leases for future exploration.

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

As of March 16, 2018, Mr. Mitchell beneficially owned approximately 47% of our outstanding common shares. In addition, persons and entities affiliated with Mr. Mitchell participated in our offering of $46.1 million aggregate principal amount of 12.0% Series A Convertible Redeemable Preferred Shares (the “Series A Preferred Shares”) and have the right to convert their Series A Preferred Shares to common shares subject to the terms and conditions of the Series A Preferred Shares.  Dalea Partners, LP, an affiliate of Mr. Mitchell, owns 42,000 Series A Preferred Shares; trusts benefitting Mr. Mitchell’s four children each own 41,000 Series A Preferred Shares; and Longfellow owns 205,000 Series A Preferred Shares.  As a result, Mr. Mitchell could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with your interests or the interests of our other shareholders.

We may seek to raise additional funds or restructure or increase our debt by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our common shares.

We may seek to raise additional funds or restructure or increase our debt by issuing common shares, preferred shares, or securities convertible into or exercisable for common shares, that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our common shares. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common shares. Any issuances by us of equity securities may be at or below the prevailing market price of our common shares and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common shares to decline. We may also raise additional funds through the incurrence of convertible debt or the issuance or sale of other securities or instruments senior to our common shares. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over common shareholders, it may negatively impact the trading price of our common shares and you may lose all or part of your investment.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Turkey

General. As of December 31, 2017, we held interests in five onshore exploration licenses and 17 onshore production leases covering a total of approximately 438,000 gross (367,000 net) acres in Turkey. We acquired our interests in Turkey through acquisitions, as well as through farm-in agreements with existing third-party license holders and through applications submitted to the Turkish General Directorate for Petroleum Affairs (the “GDPA”), the agency responsible for the regulation of oil and natural gas activities under the Ministry of Energy and Natural Resources in Turkey. The following map shows our interests in Turkey:

TURKEY LICENSE STATUS
Moldova
Romania
Ukraine
Russia
Bulgaria
Georgia
Armenia
Azerbaijan
Iran
Turkey
ANKARA
Black Sea
Aegean Sea
Mediterranean Sea
Cyprus
Syria
Iraq
Lebanon
Israel
Palestinian Territory
Jordan
Saudi Arabia
Egypt
I
II
III
IV
V
VI
VII
VIII
IX
X
XI
XII
XIII
XIV
XV
XVI
XVII
XVIII
TAT Licenses & JV
Production Leases
Districts
0 50 100 200 300 400
Km

Reserves. As of December 31, 2017, we had total net proved reserves of 14,783 Mbbl of oil and 4,158 Mmcf of natural gas, net probable reserves of 12,702 Mbbl of oil and 1,965 Mmcf of natural gas and net possible reserves of 12,600 Mbbl of oil and 1,859 Mmcf of natural gas in Turkey.

Equipment Yards. As of December 31, 2017, we leased equipment yards in Muratli and Diyarbakir and owned an equipment yard at Edirne.

Commercial Terms. Turkey’s fiscal regime for oil and natural gas licenses is presently comprised of royalties and income tax. The royalty rate is 12.5%. As of December 31, 2017, the corporate income tax rate was 20%. Effective January 1, 2018, the corporate income tax rate increased to 22%. There is a 5% net profits interest burden for certain of our non-core wells in the Thrace region of Turkey.  Dividends repatriated from Turkey would be subject to a withholding tax rate of 15% unless reduced by a tax treaty. There is also an 18% value added tax. However, for exploration licenses, no value added tax is assessed on drilling, completion, workover, seismic and geologic activities.

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

Once a discovery is made, the license holder may apply to convert part of the license area, covering the prospective petroleum field, to a production lease. Under a lease, the lessee may produce oil and natural gas. Based on production level, the term of a lease is for between 5 and 20 years and may be extended up to 40 years in total. The production lease holder is typically able to apply for a new exploration license covering the area of the original exploration license, minus the area of the newly-granted production lease.

The expiration dates reported on our exploration licenses and production leases below are subject to various extensions available under the old petroleum law and the new petroleum law. Those portions of exploration licenses with production are available during any term for conversion to a production lease with a term of between 5 and 20 years plus further extensions if production is maintained. We have converted some of our qualifying acreage into the new petroleum law regulations.  Conversion into the new petroleum law provides for the renewal of the exploration license terms for qualifying acreage.

Southeastern Turkey. The following map shows our interests in Southeastern Turkey at December 31, 2017:

TransAtlantic Licenses: SE Turkey
N
Selmo
829 (prod)
West Molla
5046
New Molla
4845
Molla
M45-A4-1 (prod)
Molla
M45-A1-1 (prod)
XI
X
Arpatepe
5003 (prod)
Bakuk
5043 (prod)
Exploration License
Production License
License Grid
0 5 10 Mile
0 10 20 Km

Arpatepe (Production Lease 5003). We own a 50% working interest in Production Lease 5003, which covers approximately 11,200 gross acres. For 2017, our wellhead production of oil from the Arpatepe field was 61,444 Bbls of oil, at an average rate of approximately 168 Bbl/d.  We are the operator of Production Lease 5003, which expires in November 2028, with extensions available under the new petroleum laws.  We expect to workover several wells and commence water injection to increase production in 2018.

Bakuk (Production Lease 5043). We own a 50% working interest in Production Lease 5043. The production lease covers approximately 34,400 gross acres. Park Place Energy, Ltd. is the operator of Production Lease 5043, which expires in January 2032, with extensions available under the new petroleum laws. The Bakuk-1R well was shut in during 2017 for security precautions, but we expect to recommence production during the second quarter of 2018.

Bati Yasince (Production Lease M45A1-1). We own a 100% operated working interest in the Bati Yasince Production Lease, which covers approximately 7,200 gross acres.  We are the operator of the lease, which expires in 2019 with extensions available under the new petroleum laws.

Göksu (Production Lease M45-a4-1). We own a 100% operated working interest in the Göksu Production Lease, which covers approximately 14,500 gross acres. For 2017, our wellhead production of oil from the Göksu Production Lease was approximately 22,153 Bbls of oil, at an average rate of approximately 61 Bbls/d. We are the operator of the production lease, which expires in December 2020, with extensions available under the new petroleum laws.

New Molla (License 4845). We own a 100% operated working interest in the Bahar appraisal wells in this license, which covers approximately 32,700 gross acres. For 2017, our wellhead production of oil from the Bahar appraisal wells was approximately 501,834 Bbls of oil, at an average rate of approximately 1,375 Bbl/d. We are the operator of Exploration License 4845, which expires in March 2019, with extensions available under the new petroleum laws.  On December 1, 2016, we filed a petition with the GDPA for the addition of approximately 27,600 gross acres to Exploration License 4845, which was awarded on January 31, 2017.  In May 2017, we drilled the Cavuslu-1 exploration well, which has tested from two Bedinan completions. Completion operations in additional formations are ongoing, and the well will be placed on continuous production following completion. We also drilled the Bahar-11H well, which started producing in 2017. We acquired 300.9 square kilometers of 3D seismic data on the additional acreage. We plan to drill new wells in this license in 2018.

West Molla (License 5046). We own a 100% operated working interest in Exploration License 5046, which covers approximately 61,600 gross acres.  We are the operator of Exploration License 5046, which expires in June 2018, with extensions available under the new petroleum laws. We drilled the Pinar-1ST well in April 2017 and, after work-over operations, the well started producing oil in the first quarter of 2018. After work-over operations, the Catak-1 well also started producing in the first quarter of 2018. We are currently preparing the location for the Yeniev-1 exploration well, and we expect to spud the Yeniev-1 in the second quarter of 2018, which will test the Mardin, Hazro, Dadas, and Bedinan. We expect to apply for a conversion to a production license for a portion of this exploration license in 2018.

Selmo (Production Lease 829). We own a 100% operated working interest in Production Lease 829, which covers 8,900 acres and includes the Selmo oil field.  For 2017, our wellhead production of oil in the Selmo field was approximately 679,661 Bbls of oil, at an average rate of approximately 1,862 Bbl/d. We are the operator of Production Lease 829, which expires in June 2025. In January 2018, we spud Selmo-81H2 well, and drilling is ongoing. We also plan to drill five additional wells in the Selmo field in 2018.

Northwestern Turkey. The following map shows our interests in northwestern Turkey at December 31, 2017:

TransAtlantic Licenses: Thrace
27° E
28° E
42° N
41° N
Bulgaria
Greece
Ortakci
E17-B4-1 (prod)
Kisla
E17-C1-2 (prod)
Arpaci-Ikihoyuk
E17-C2-1 (prod)
Umur-Kuzey Arpaci
E17-C1-1 (prod)
Reisdere
E18-C3-2 (prod)
Dikilitas
E19-D4-1 (prod)
Pelit
F19-A1-1 (prod)
Alpullu
4794 (prod)
Temrez
F17-B3
Temrez
F18-A4
Temrez
F18-A3
Temrez
F18-B4
Gocerler
4290 (prod)
Dogu Adatepe
F19-B4-1 (prod)
Adatepe
4959 (prod)
Banarli
5059 (prod)
Exploration License
Production License
License Grid
Date: 2/26/2018
0 10 Km
0 10 Mi

Adatepe (Production Lease 4959). We own a 50% operated working interest in Production Lease 4959, which covers approximately 3,086 gross acres.  We are the operator of Production Lease 4959 which expires in September 2031, with extensions available under the new petroleum laws.

Alpullu (Production Lease 4794) and Temrez (Licenses F17B3, F18A3, F18A4, and F18B4). We own a 100% operated working interest in the Alpullu Production Lease and the Temrez Licenses, which cover approximately 3,158 acres and 119,866 acres, respectively.  We are the operator of the Alpullu Production Lease and the Temrez Licenses, which expire in September 2028 and July 2020, respectively, with extensions available under the new petroleum laws. We expect to commence production operations from our Yildurm-1 well on License F18A4 in 2018 and may drill wells on License F18A3 and/or License F18B4 in 2018, contingent on financing.

Banarli (Production Lease 5059). We own a 50% operated working interest in Production Lease 5059, which covers approximately 4,608 gross acres. We plan to maintain production to satisfy our obligation on Production Lease 5059. We are the operator of Production Lease 5059, which expires in February 2032, with extensions available under the new petroleum laws.

Dogu Adatepe (Production Lease F19-b4-1). We own a 50% working interest in the Dogu Adatepe Production Lease, which covers part of our former Cayirdere license. The lease covers approximately 4,000 gross acres and expires in October 2020, with an additional 32 years of extensions under the new petroleum laws available with the maintenance of production on the production lease. TPAO is the operator of Production Lease F19-b4-1.

Edirne (Production Leases Ortaki E17-B4-1, Arpaci-Ikihoyur E17-C2-1, and Umur-Kuzey Arpaci E17-C1-1) and Habiller (Production Lease Kisla E17-C1-2). We own a 55% operated working interest in three Edirne Production Leases and a 100% operated working interest in the Habiller Production Lease, which cover an aggregate of approximately 65,000 gross acres.  We are the operator of the Edirne Production Leases and the Habiller Production Lease which expire in 2020, with extensions available under the new petroleum laws. Gas production was shut in for most of 2017. We have converted our gas sales system from high pressure to low pressure and have resumed gas sales in 2018.

Gocerler (Production Lease 4200 and E18-c3-2; E19-d4-1; F19-a1-1 Leases). We own a 50% operated working interest in Production Lease 4200 and Leases E18-c3-2, E19-d4-1, and F19-a1-1, which cover approximately 3,363 gross acres and 37,000 gross acres, respectively.  We are the operator of these Production Leases, which expire in May 2023 and August 2021 through August 2025, respectively, with extensions available under the new petroleum laws.

In 2017, our net wellhead production was 308,372 Mcf at an average rate of approximately 845 Mcf/d. from all the gas fields listed above.

Bulgaria

General. As of December 31, 2017, we operated and held interests in one production concession in Bulgaria.  In January 2012, the Bulgarian Parliament enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria. The legislation also had the effect of preventing conventional drilling and completion activities. In June 2012, the Bulgarian Parliament amended the legislation to clarify that conventional drilling and completion activities were not intended to be affected by the law. As long as this legislation remains in effect, completion activity, production from our cased cemented existing wells, and our unconventional natural gas exploration, development and production activities in Bulgaria will be significantly constrained. The following map shows our interests in Bulgaria at December 31, 2017:

Romania
Kozloduy
ROMANIA
BULGARIA
Corabia
VRATSA
PLEVEN
Bulgaria
Pleven
LOVECH
Vratsa
PLEVEN
Lovech
Romania
Serbia
Bulgaria
FYROM
Greece
Turkey
0 2.5 5
Miles
0 5 10
Km
Koynare Concession
Esri, HERE, DeLorme, MapmyIndia, © OpenStreetMap

Reserves. As of December 31, 2017, there were no reserves associated with our properties in Bulgaria.

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

Under an exploration permit, the government grants exploration rights for a term of up to five years to conduct seismic and other exploratory activities, including drilling. The recipient of an exploration permit commits to a work program and posts a bank guarantee in the amount of 10% of the estimated cost for the program. The area covered by an onshore exploration permit may be as large as 5,000 square kilometers. The exploration permit may be extended for up to two additional two-year terms, subject to fulfillment of minimum work programs, and may be extended for an additional one-year term in order to appraise potential geologic discoveries. Interests under an exploration permit are transferable, subject to government approval. The permit holder is required to pay an annual area fee equal to 40 Bulgarian Lev (approximately $22 at December 31, 2017) per square kilometer, or 40 Bulgarian Lev (approximately $22 at December 31, 2017) per square kilometer in the event the permit term is extended.

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

Koynare. We own a 100% working interest, subject to a 3.02% overriding royalty interest, in the Koynare production concession covering approximately 163,000 acres. The Koynare Concession Area contains the Devinci-R1 well, where we discovered a reservoir in the Jurassic-aged Ozirovo formation at a depth of approximately 13,800 feet, which the Bulgarian government has certified as a geologic and commercial discovery.  In 2018, contingent on financing, we expect to re-drill the Devinci-R1 well from approximately 10,000 feet to attempt to encounter oil and gas production upthrown from the original wellbore as interpreted from 3D seismic acquired by us after the Deventci-R1 well was drilled.  For purposes of our royalty conversion under the “R” factor, we have a cost recovery pool of approximately $46.0 million at December 31, 2017. The Bulgarian government’s fracture stimulation ban prohibits the completion practices planned for the existing wellbores in this field.

Aglen. We have applied to relinquish the Aglen exploration permit, which covers approximately 1,700 acres within the boundaries of the former A-Lovech exploration permit and lies within the boundary of the Stefenetz field area.

Albania

As of December 31, 2017, we had fully divested all of our Albanian oil and gas assets.

Summary of Oil and Natural Gas Reserves

The following table summarizes our net proved, probable and possible reserves at December 31, 2017.

	Reserves
	Oil and Condensate (Mbbl)	Natural Gas (Mmcf)	Total (Mboe)
Reserves Category
Total (1)
Proved reserves
Proved developed	4,215	2,877	4,694
Proved undeveloped	10,568	1,280	10,781
Total proved	14,783	4,158	15,476
Probable reserves
Probable developed	819	788	950
Probable undeveloped	11,884	1,177	12,080
Total probable	12,702	1,965	13,030
Possible reserves
Possible developed	875	865	1,019
Possible undeveloped	11,725	993	11,891
Total possible	12,600	1,859	12,910

(1)	All of our reserves are located in Turkey.

Value of Proved Reserves

The following table shows our estimated future net revenue, Standardized Measure and PV-10 as of December 31, 2017:

	Turkey	Total
	(in thousands)
Future net revenue	$411,920	$411,920
Total Standardized Measure (1)	$227,133	$227,133
Total PV-10 (2)	$266,358	$266,358

(1)	DeGolyer and MacNaughton did not estimate the Standardized Measure.
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

	Turkey	Total
	(in thousands)
Total PV-10	$266,358	$266,358
Future income taxes (1)	(54,409)	(54,409)
Discount of future income taxes at 10% per annum (1)	15,184	15,184
Standardized Measure (1)	$227,133	$227,133

(1)	DeGolyer and MacNaughton did not estimate future income taxes, the discount of future income taxes at 10% per annum or the Standardized Measure.

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2017, our estimated proved reserves, were 15,476 Mboe, an increase of 80 Mboe, or .52%, compared to 15,596 Mboe at December 31, 2016.  This increase was primarily attributable to a revision of estimated recoveries from existing and planned wells.  Proved reserves decreased by sales volumes of 1,167 Mboe, consisting of 1,104 Mbbls of oil and 376 Mmcf of natural gas.  The increase was partially offset by the sale of Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) reserves of 1,510 Mboe. The estimated undiscounted capital costs associated with our proved reserves in Turkey is $163.3 million.

Proved Undeveloped Reserves

At December 31, 2017, our estimated proved undeveloped reserves were 10,781 Mboe, an increase of 1,428 Mboe, or 15.3%, compared to 9,353 Mboe at December 31, 2016. The increase in proved undeveloped reserves was primarily due to a combination of additional planned wells for the Bahar oil field and type curve revisions attributable to improved production performance in the Selmo and Bahar oil fields. The increase was partially offset by the sale of TBNG proved undeveloped reserves of 867 Mboe. All of our proved undeveloped reserves as of December 31, 2017 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve.  The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $163.3 million.

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

Internal Controls

Management has established, and is responsible for, a number of internal controls designed to provide reasonable assurance that the estimates of proved, probable and possible reserves are computed and reported in accordance with rules and regulations provided by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls consist of documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. We also retained an outside independent engineering firm to prepare estimates of our proved, probable and possible reserves for Turkey. We work closely with this firm, and management is responsible for providing accurate operating and technical data to it. Management has tested the processes and controls regarding our reserves estimates for 2017. Senior management reviews and approves our reserves estimates, whether prepared internally or by third parties. In addition, our audit committee serves as our reserves committee and is composed of three outside directors, all of whom have experience in the review of energy company reserves evaluations. The audit committee reviews the final reserves estimate and also meets with representatives from the outside engineering firm to discuss their process and findings.

Oil and Natural Gas Reserves under U.S. Law

In the United States, we are required to disclose proved reserves, and we are permitted to disclose probable and possible reserves, using the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X. The estimates of proved, probable and possible reserves presented as of December 31, 2017 for Turkey have been prepared by DeGolyer and MacNaughton, our external engineers. The technical person at DeGolyer and MacNaughton that is primarily responsible for overseeing the preparation of our reserves estimates is a Registered Professional Engineer in the State of Texas and has a Bachelor of Science degree in Petroleum Engineering from Texas A&M University. He has over 33 years of experience in oil and natural gas reservoir studies and evaluations and is a member of the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with DeGolyer and MacNaughton to ensure the integrity, accuracy and timeliness of data furnished to them for the preparation of their reserves estimates. Our vice president of engineering has over 10 years of experience in oil and natural gas reservoir studies and evaluations. He has a BASC (Engineering) from the University of British Columbia and is a registered Professional Engineer (Alberta).

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

The estimates of proved, probable and possible reserves prepared by DeGolyer and MacNaughton for the year ended December 31, 2017 included a detailed evaluation of our Selmo, Arpatepe, Bakuk, Molla and certain Thrace Basin properties in Turkey. DeGolyer and MacNaughton determined that their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about whether proved reserves are economically producible from a given date forward, under existing economic conditions, operating methods and government regulations, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Oil and Natural Gas Reserves under Canadian Law

As a reporting issuer under Alberta, British Columbia and Ontario securities laws, we are required under Canadian law to comply with National Instrument 51-101 “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”) implemented by the members of the Canadian Securities Administrators in all of our reserves related disclosures. DeGolyer and MacNaughton evaluated our reserves as of December 31, 2017 for Turkey in accordance with the reserves definitions of NI 51-101 and the Canadian Oil and Gas Evaluators Handbook (“COGEH”). Our annual oil and natural gas reserves disclosures prepared in accordance with NI 51-101 and COGEH and filed in Canada are available at www.sedar.com.

Oil and Natural Gas Sales Volumes

The following table sets forth our sales volumes of oil and natural gas (including by field for any field that contained 15% or more of our total proved reserves) for 2017, 2016 and 2015:

	Sales Volumes
	Oil (1)	Natural Gas	Total
Year	(Bbls)	(Mcf)	(Boe)
2017
Turkey (excluding TBNG) (2)	1,103,947	311,224	1,155,818
Selmo field	593,425	–	593,425
Bahar field	437,481	–	437,481
Total TBNG	88	64,730	10,876
Total Turkey	1,104,035	375,954	1,166,694
2016
Turkey (excluding TBNG) (2)	1,374,190	448,976	1,449,019
Selmo field	735,562	–	735,562
Bahar field	548,004	–	548,004
Total TBNG	1,776	982,161	165,470
Total Turkey	1,375,966	1,431,137	1,614,489
2015
Turkey (excluding TBNG) (2)	1,417,254	602,031	1,517,593
Selmo field	933,925	–	933,925
Bahar field	431,199	–	431,199
Total TBNG	2,781	1,888,986	317,612
Total Turkey	1,420,035	2,491,017	1,835,205
Total Albania	230,855	–	230,855

(1)	“Oil” volumes include condensate (light oil) and medium crude oil.
(2)	TBNG properties were excluded in 2017, 2016, and 2015. TBNG is reported separately due to the sale of the ownership interests in TBNG in February 2017.

Average Sales Price and Production Costs

The following table sets forth the average sales price per Bbl of oil and Mcf of natural gas and the average production cost, not including ad valorem and severance taxes, per unit of production for each of 2017, 2016 and 2015:

	2017	2016	2015
Turkey:
Average Sales Price Oil ($/Bbl)	$48.65	$39.07	$44.69
Natural Gas ($/Mcf)	$4.81	$6.75	$7.73
Unit Costs Production ($/Boe)	$9.16	$6.68	$6.10
Albania:
Average Sales Price Oil ($/Bbl)	$–	$–	$37.10
Unit Costs Production ($/Boe)	$–	$–	$26.02

Drilling Activity

The following table sets forth the number of net productive and dry exploratory wells and net productive and dry development wells we drilled in 2017, 2016 and 2015:

	Development Wells		Exploratory Wells
	Productive	Dry	Productive	Dry
Turkey:
2017	2.0	–	–	-
2016	1.0	–	–	0.5
2015	2.4	–	–	1.4
Bulgaria:
2017	–	–	–	–
2016	–	–	–	–
2015	–	–	–	0.3
Albania:
2017	–	–	–	–
2016	–	–	–	–
2015	–	–	–	–

Oil and Natural Gas Properties, Wells, Operations and Acreage

Productive Wells. The following table sets forth the number of productive wells (wells that were producing oil or natural gas or were capable of production) in which we held a working interest as of December 31, 2017:

	Oil		Natural Gas
	Gross (1)	Net (2)	Gross (1)	Net (2)
Turkey	64.0	61.5	27.0	16.1
Bulgaria	–	–	–	–
Albania	–	–	–	–

(1)	“Gross wells” means the wells in which we held a working interest (operating or non-operating).
(2)	“Net wells” means the sum of the fractional working interests owned in gross wells.

Developed Acreage. The following table sets forth our total gross and net developed acreage as of December 31, 2017:

	Developed Acres
	Gross (1)	Net (2)
Turkey	196,440	125,223
Bulgaria	–	–
Albania	–	–
Total	196,440	125,223

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage. The following table sets forth our undeveloped land position as of December 31, 2017:

	Undeveloped Acres
	Gross (1)	Net (2)
Turkey	241,770	241,770
Bulgaria	162,800	162,800
Albania	–	–
Total	404,570	404,570

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage Expirations. The following table summarizes by year our undeveloped acreage as of December 31, 2017 that is scheduled to expire in the next five years:

	Undeveloped Acres		% of Total Undeveloped Acres
	Gross (1)	Net (2)	Net (2)
2018	61,562.51	61,562.51	15.2
2019	60,341.79	60,341.79	14.9
2020	119,865.65	119,865.65	29.6
2021	-	-	–
2022	-	-	–

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

We anticipate that we will be able to extend the license terms for substantially all of our undeveloped acreage in Turkey scheduled to expire in 2018 through the execution of our current work commitments.

Item 3. Legal Proceedings

TEMI Litigation. TEMI has been involved in a number of lawsuits with a group of villagers living around the Selmo oil field who claim ownership of a portion of the surface at Selmo in order to claim a legal right with respect to the receipt of surface use damages and land rental fees. These cases are being vigorously defended by TEMI and Turkish government authorities. We do not have enough information to estimate the potential additional operating costs we could incur in the event the purported surface owners’ claims are ultimately successful. The following is a summary of these cases.

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

We continue to operate on the surface at Selmo and have paid surface damages and rentals for locations at Selmo from the time we began operating the Selmo lease to present.

Bulgarian Ministry of Energy and Economy. In October 2015, the Bulgarian Ministry of Energy and Economy filed a suit against Direct Bulgaria, claiming a $200,000 penalty for Direct Bulgaria’s alleged failure to fulfill the work program associated with the Aglen exploration permit. Direct Bulgaria received a force majeure recognition as a result of a fracture stimulation ban in 2012 from the Bulgarian Ministry of Energy and Economy, and the force majeure event has not been rectified. While we believe that Direct Bulgaria is not under any obligation to fulfill the work program until the force majeure event is rectified and continue to vigorously defend this claim, we continue to engage in discussions with the Ministry of Energy and Economy regarding settlement possibilities.

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

	High	Low
2017
Fourth Quarter	$1.85	$0.82
Third Quarter	$1.60	$0.75
Second Quarter	$2.30	$1.40
First Quarter	$1.86	$1.41
2016
Fourth Quarter	$1.75	$1.12
Third Quarter	$1.96	$0.93
Second Quarter	$1.52	$0.80
First Quarter	$2.56	$0.71

United States

Our common shares are traded in the United States on the NYSE American exchange under the trading symbol “TAT”. The following table sets forth the high and low sales price per common share in U.S. Dollars on the NYSE American for the periods indicated.

	High	Low
2017
Fourth Quarter	$1.45	$0.60
Third Quarter	$1.28	$0.58
Second Quarter	$1.68	$1.06
First Quarter	$1.41	$1.04
2016
Fourth Quarter	$1.36	$0.86
Third Quarter	$1.52	$0.71
Second Quarter	$1.21	$0.60
First Quarter	$1.86	$0.52

Common Shares and Dividends

As of March 16, 2018, we had 50,383,870 common shares issued and outstanding and held by 167 record holders, including nominee holders such as banks and brokerage firms who hold shares for beneficial owners.

We have not declared any dividends to date on our common shares. We have no present intention of paying any cash dividends on our common shares in the foreseeable future, as we intend to use cash flow from operations to invest in our business.

Performance Graph

The following graph compares the cumulative total shareholder return on TransAtlantic Petroleum Ltd. common shares with the Russell 2000 Index and the S&P/TSX Capped Energy Sector Index. The graph assumes an investment of $100 on December 31, 2012 in our common shares, the Russell 2000 Index and the S&P/TSX Capped Energy Sector Index, and assumes the reinvestment of dividends where applicable. The share price performance shown on the graph below is not intended and does not necessarily indicate future price performance.

Company/Index

	2012	2013	2014	2015	2016	2017
TransAtlantic Petroleum Ltd.	$100	$102	$65	$17	$13	$17
Russell 2000 Index	$100	$137	$142	$134	$160	$181
S&P/TSX Capped Energy Sector Index	$100	$110	$89	$65	$89	$78

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

Item 6. Selected Financial Data

The following table summarizes selected consolidated financial information from continuing operations for each of the five years in the period ended December 31, 2017. All periods presented have been adjusted to reflect our Moroccan segment and the Albanian segment as discontinued operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands, except per share amounts)
Total revenues	$56,639	$68,595	$85,064	$138,830	$130,827
Seismic and other exploration	4,723	104	370	4,285	14,009
Net (loss) income from continuing operations	(23,875)	(22,445)	(26,665)	29,214	(13,271)
Net income (loss) from discontinued operations	–	16,202	(80,873)	(138)	(442)
Comprehensive (loss) income	(8,325)	(24,969)	(149,818)	14,751	(50,686)
Basic net (loss) income per common share from continuing operations	(0.50)	(0.51)	(0.65)	0.77	(0.36)
Basic weighted average number of shares outstanding	48,196	43,885	40,841	37,829	37,069

	As of December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands)
Total assets	$160,650	$196,393	$298,189	$546,236	$346,586
Long-term liabilities	46,148	35,757	103,537	185,782	63,619
Shareholders’ equity	32,604	38,486	58,922	211,464	167,317
Capital expenditures, including acquisitions(1)	15,854	10,186	22,466	111,501	99,951

(1)	Excludes seismic and other exploration expenditures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2017, we held interests in approximately 367,000 and 163,000 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 16, 2018, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

2017 Financial and Operational Performance

•

We derived 94.8% of our revenues from the production of oil, 3.2% of our revenues from the production of natural gas and 2.0% of our revenues from other sources during the year ended December 31, 2017.

•

Total oil and natural gas sales revenues decreased 12.5% to $55.5 million for the year ended December 31, 2017, from $63.4 million in 2016. The decrease was primarily the result of a decrease in sales volumes of 448 Mboe which resulted in lower revenues of $17.6 million. This was partially offset by an increase in our average realized price which increased $8.30 per Boe. This resulted in higher revenues of $9.7 million.

•	Wellhead production was 1,104 Mbbls of oil and 376 Mmcf of natural gas for the year ended December 31, 2017, as compared to 1,376 Mbbls of oil and 1,431 Mmcf of natural gas for 2016.
•

In 2017, we incurred $20.6 million in total capital expenditures, including license acquisition, seismic and corporate expenditures, from continuing operations, as compared to $10.3 million in total capital expenditures in 2016.

•

As of December 31, 2017, we had $13.0 million in long-term debt, $15.6 million in short-term debt and $46.1 million in Series A Preferred Shares, as compared to $3.8 million in long-term debt, $38.2 million in short-term debt and $46.1 million Series A Preferred Shares as of December 31, 2016.

2017 Operations

Southeastern Turkey

Exploration. We drilled the Cavuslu-1 well to a total depth of 11,350 feet for a drilling cost of approximately $1.7 million. We encountered two benches of Bedinan as well as Dadas, Hazro and Mardin potential in the well.  The well tested high gravity oil and gas in the two Bedinan sand benches. Testing will continue throughout the first half of 2018 to establish the potential of these intervals as well as up-hole potential in the well.

We drilled the Bahar-11 well, which was initially planned as a horizontal well but was ultimately completed as a vertical well, to a total depth of 10,750 feet for a drilling cost of approximately $4.8 million. Commercial oil was discovered in the Bedinan, Hazro and Mardin formations with a combined test rate of 280 Bopd. The well was brought on production at a commingled rate of 140 Bopd.

We drilled the Pinar-1ST well to a total depth of 11,650 feet for a drilling cost of approximately $2.0 million. We encountered two benches of Bedinan, the lower of which tested non-commercial amounts of hydrocarbons and the upper of which is being produced intermittently and tested at an initial rate of 37 Bopd unstimulated.  The well has not yet been fracture stimulated, completions operations are ongoing, and the full production potential has not been established.  The well test represents a commercial discovery in the block, and applications for a production license are underway.  We also encountered Mardin and Hazro zones, which we expect to test in 2018.

Seismic. We acquired approximately 116 square miles of new 3D seismic data during the summer of 2017 as an extension to our existing 3D seismic coverage in the Molla Area of southeast Turkey. The new 3D seismic data is being processed with anticipated completion in April 2018. The new 3D seismic data is being merged with our existing seismic data to create one continuous 3D seismic survey across all of our acreage in the Molla Area.

Recompletions. In the Arpatepe, Bahar, and Selmo fields, several recompletions were executed, which resulted in incremental production of 275 Bopd for an approximate capital expenditure of $1.25 million.

Facilities. We completed construction of an enhanced production facility in the Bahar field and the partial electrification of the field via natural gas-powered generation. Now fully operational, the facility has effectively reduced field operating expenses by 30% increasing both field reserves and net backs.

We began construction in the Selmo field to expand the field’s existing produced water disposal system. We expect to increase the field handling capacity by between 50% and 100% through the conversion of suspended wells to disposal wells and the expansion of the high-pressure water disposal distribution network.

Northwestern Turkey

We did not engage in any new drilling activities in northwestern Turkey during 2017. We have converted our gas sales system at Edirne field from high pressure to low pressure.

Bulgaria

We did not engage in any new drilling activities in Bulgaria during 2017.

Current Operations

Southeastern Turkey.

Selmo

In January 2018, we spud the Selmo-81H2 well, which is the first of a six-well Selmo development program.  Drilling is ongoing, and we expect to start completions operations in the first half of 2018.

Bahar

We expect to drill one development well in the Bahar field in 2018. We may drill an additional Bahar exploration well, contingent on financing.

Molla

We are currently preparing the location for the Yeniev-1 exploration well, targeting the Bedinan, Hazro and Mardin formations. We expect to spud the Yeniev-1 in the second quarter of 2018.

Northwestern Turkey. We continue to evaluate our prospects in the Thrace Basin in light of the recent positive production test results at the Yamalik-1 exploration well operated by Valeura with their partner Statoil. The Yamalik-1 exploration well is directly adjacent to our 120,000 net acres in the Thrace Basin of which we believe approximately 50,000 net acres (100% WI, 87.5% NRI) is analogous to the Valeura and Statoil acreage. We expect to resume production operations on our Yildurm-1 well on the Temrez license in 2018. Contingent on financing, we may commence a drilling program on our Temrez license in 2018.

Bulgaria. We continue to evaluate our position in Bulgaria with updated geologic models. We have prepared plans to side track and re-drill the Devinci R-1 well, which we plan to commence in 2018, contingent on financing.

Planned Operations

We expect our net field capital expenditures for 2018 to range between $27.0 million and $30.0 million. We expect net field capital expenditures during 2018 to include between $23.0 million and $26.0 million in drilling and completion expense for eight planned wells and approximately $4.0 million in recompletions.  We expect that any additional 2018 expenditures would be invested in the Selmo, Bahar and Molla fields in southeastern Turkey and the Koynare license in Bulgaria.  We expect that cash on hand and cash flow from operations will be sufficient to fund our 2018 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2018 capital expenditure budget is subject to change.

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

Unproved oil and natural gas properties do not have producing properties and are valued on acquisition by management, with the assistance of an independent expert when necessary. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. The cost of the remaining unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. To do this assessment, management considers (i) estimated potential reserves and future net revenues from an independent expert, (ii) our history in exploring the area, (iii) our future drilling plans per its capital drilling program prepared by our reservoir engineers and operations management, and (iv) other factors associated with the area. Impairment is taken on the unproved property value if it is determined that the costs are not likely to be recoverable. The valuation is subjective and requires management to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual results.

Business Combinations. We follow ASC 805, Business Combinations (“ASC 805”) and ASC 810-10-65, Consolidation. ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations will be accounted for by applying the acquisition method.

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

ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from re-measuring transactions and monetary accounts in a currency other than the functional currency are included in current earnings.

Oil and Gas Reserves. The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged DeGolyer and MacNaughton, our independent reserve engineers, to independently evaluate our Turkey and Bulgaria properties that result in estimates for all of our estimated proved reserves at December 31, 2017.

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

Other Recent Accounting Pronouncements and Reporting Rules

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers and requires significantly expanded disclosures about revenue recognition. ASU 2014-09 has been amended several times with subsequent ASUs including ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2014-09 will be effective for us on January 1, 2018. The guidance under these standards is to be applied using a full retrospective method or a modified retrospective method. We have adopted the standard on January 1, 2018 using the modified retrospective approach. We have a small number of contracts with customers and have identified transactions within the scope of the standard. We are in the process of reviewing each of the contracts and transactions within the scope of the new standard. Based on our preliminary assessment, the adoption of the new standard will not have a material impact on our consolidated financial statements. As a result of adoption of ASU 2014-09, we have determined that it will change its method of recording certain transportation and processing charges that were previously recorded as a reduction of revenues to record such charges as an expense under the new standard. Such changes are not expected to result in a material change in our controls and processes.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies to recognize the assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The guidance requires adoption by application of a modified retrospective transition approach for existing long-term leases and is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Oil and natural gas leases are scoped out of the new ASU. As of December 31, 2017, we currently have 20 operating leases within the scope of this standard and the last lease expires in 2022. The effect of this guidance relating to our existing long-term leases is expected to require additional disclosures, and we are currently evaluating the impact that this ASU would have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”).  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification; the ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU on January 1, 2018. We expect the adoption of this ASU will only impact consolidated financial statements if there is a modification to its share-based award agreements.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) Topic 815. The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption as of the date of issuance is permitted. The new standard does not impact accounting for derivatives that are not designated as accounting hedges. We do not currently account for any of our derivative position as accounting hedges.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these recent pronouncements will have a significant effect on our current or future earnings or operations.

Results of Continuing Operations—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,		Change
	2017	2016	2017-2016
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,104	1,376	(272)
Natural gas (Mmcf)	376	1,431	(1,055)
Total production (Mboe)	1,167	1,615	(448)
Average daily sales volumes (Boepd)	3,144	4,411	(1,267)
Average prices:
Oil (per Bbl)	$48.65	$39.07	$9.58
Natural gas (per Mcf)	$4.81	$6.75	$(1.94)
Oil equivalent (per Boe)	$47.58	$39.28	$8.30
Revenues:
Oil and natural gas sales	$55,523	$63,424	$(7,901)
Sales of purchased natural gas	654	5,038	(4,384)
Other	462	133	329
Total revenues	56,639	68,595	(11,956)
Costs and expenses:
Production	12,249	12,368	(119)
Exploration, abandonment and impairment	934	5,963	(5,029)
Cost of purchased natural gas	568	4,418	(3,850)
Seismic and other exploration	4,723	104	4,619
General and administrative	12,817	16,320	(3,503)
Depletion	15,989	27,421	(11,432)
Depreciation and amortization	936	1,604	(668)
Interest and other expense	8,838	11,841	(3,003)
Foreign exchange loss	1,861	3,871	(2,010)
Deferred income tax (benefit) expense	3,356	(25)	3,381
(Loss) gain on commodity derivative contracts:
Cash settlements on commodity derivative contracts	32	4,188	(4,156)
Change in fair value on commodity derivative contracts	(1,884)	(7,445)	5,561
Total loss on commodity derivative contracts	(1,852)	(3,257)	1,405
Oil and natural gas costs per Boe:
Production	$9.16	$6.70	$2.46
Depletion	$11.99	$16.04	$(4.05)

Oil and Natural Gas Sales. Total oil and natural gas sales decreased $7.9 million to $55.5 million in 2017, from $63.4 million in 2016. The decrease was primarily the result of a decrease in sales volumes of 448 Mboe due to a natural decline in oil production and a 190 Mboe decrease from the divestiture of TBNG in February 2017. This resulted in lower revenues of $17.6 million. This was partially offset by an increase in our average realized price which increased $8.30 to $47.58 per Boe in 2017, compared to $39.28 per Boe in 2016.

Sales of Purchased Natural Gas. Sales of purchased natural gas for the year ended December 31, 2017 decreased to $0.7 million from $5.0 million for the same period in 2016.  The decrease was due to the divestiture of TBNG in February 2017.

Production. Production expenses for the year ended December 31, 2017 decreased to $12.2 million or $9.16 per Boe (WI), from $12.4 million or $6.70 per Boe (WI) for the year ended December 31, 2016.  This decrease was primarily due to the devaluation of the TRY compared to the U.S. Dollar in 2017, reduced headcount and cost-cutting measures in our field operations for the year ended December 31, 2017.  The increase of $2.46 per Boe was primarily due to a decrease in production volumes during 2017 due to the sale of TBNG in February 2017, compared to the same period in 2016. In addition, the increase was due to an increase in workover activity in Bahar and Selmo in 2017.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs decreased to $0.9 million in 2017, compared to $6.0 million for 2016.  The decrease was primarily due to a decrease in unproved impairment and exploratory expense of $1.2 million, a decrease in proved property impairment of $2.5 million and in decrease in other impairments of $1.4 million.

Cost of Purchased Natural Gas. Cost of purchased natural gas for the year ended December 31, 2017 decreased to $0.6 million from $4.4 million for the same period in 2016.  The decrease was due to the divestiture of TBNG in February 2017

Seismic and Other Exploration. Seismic and other exploration costs increased to $4.7 million for 2017, compared to $0.1 million for 2016. The increase was primarily due to an increase in seismic activities during 2017, particularly on our Molla license.

General and Administrative. General and administrative expense decreased $3.5 million to $12.8 million for 2017, compared to $16.3 million for 2016. The decrease was primarily due to our cost reduction initiatives which included a decrease in salary and personnel expenses of $1.5 million due to a reduction in salaries and headcount and a decrease in professional fees and services of $1.9 million.

Depletion. Depletion expense decreased to $16.0 million or $11.99 per Boe for 2017, compared to $27.4 million or $16.04 per Boe for 2016. The decrease was due primarily to a reduction in our sales volumes year-over-year and the devaluation of the TRY. The decrease was also due a compressor sale from TEMI to a third party of $1.8 million in 2016 and the sale of TBNG in February 2017.

Interest and Other Expense. Interest and other expense decreased to $8.8 million in 2017, compared to $11.8 million in 2016.The decrease was primarily due to our lower average debt balances during 2017 versus 2016.

Foreign Exchange Loss. We recorded a foreign exchange loss of $1.9 million in 2017, compared to $3.9 million in 2016. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. The decrease in foreign exchange loss in 2017 was due to a 7.0% devaluation of the TRY compared to the U.S. Dollar in 2017, compared to a 21.0% devaluation during 2016 and was partially offset by fluctuations in our U.S. Dollar denominated balances in Turkey.

Deferred Income Tax (Benefit) Expense. Deferred income tax (benefit) expense increased to an expense of $3.4 million for the year ended December 31, 2017, compared to a $25,000 benefit for 2016.  The increase was primarily due to changes in our deferred tax liabilities related to our permanent reinvestment assertion in Turkey and increases in uncertain tax positions, which were partially offset by changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

Loss on Commodity Derivative Contracts. During 2017, we recorded a net loss on commodity derivative contracts of $1.9 million, compared to $3.3 million for 2016.  In 2017, we recorded a $0.03 million loss on settled contracts and a $1.9 million loss to mark our commodity derivative contracts to their fair value.  In 2016, we recorded a $7.4 million loss to mark our commodity derivative contracts to their fair value and a $4.2 million gain on settled contracts.

Discontinued Operations. All revenues and expenses associated with our prior Albanian and Moroccan operations have been classified as discontinued operations. As a result of the divestiture of all of our Albanian oil and gas assets and the reassessment of our Moroccan contingent liabilities, there were no remaining discontinued operations as of December 31, 2017. Our operating results from discontinued operations in Albania and Morocco as of December 31, 2016 are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,138	-	1,138
Exploration, abandonment and impairment	-	-	-
Total other costs and expenses	561	-	561
Total other income	10,168	6,903	17,071
Income before income taxes	$9,095	$6,903	$15,998
Income tax benefit	204	-	204
Income from discontinued operations	$9,299	$6,903	$16,202

Results of Continuing Operations—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Change
	2016	2015	2016-2015
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,376	1,420	(44)
Natural gas (Mmcf)	1,431	2,491	(1,060)
Total production (Mboe)	1,615	1,835	(220)
Average daily sales volumes (Boepd)	4,411	5,028	(617)
Average prices:
Oil (per Bbl)	$39.07	$44.69	$(5.62)
Natural gas (per Mcf)	$6.75	$7.73	$(0.98)
Oil equivalent (per Boe)	$39.28	$45.07	$(5.79)
Revenues:
Oil and natural gas sales	$63,424	$82,716	$(19,292)
Sales of purchased natural gas	5,038	$2,189	2,849
Other	133	$159	(26)
Total revenues	68,595	85,064	(16,469)
Costs and expenses:
Production	12,368	12,873	(505)
Exploration, abandonment and impairment	5,963	21,544	(15,581)
Cost of purchased natural gas	4,418	2,082	2,336
Seismic and other exploration	104	370	(266)
Revaluation of contingent consideration	-	-	-
General and administrative	16,320	24,138	(7,818)
Depletion	27,421	35,093	(7,672)
Depreciation and amortization	1,604	2,614	(1,010)
Interest and other expense	11,841	13,077	(1,236)
Foreign exchange loss	3,871	5,653	(1,782)
Deferred income tax expense	(25)	18,642	(18,667)
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	4,188	57,076	(52,888)
Change in fair value on commodity derivative contracts	(7,445)	(29,619)	22,174
Total gain (loss) on commodity derivative contracts	(3,257)	27,457	(30,714)
Oil and natural gas costs per Boe:
Production	$6.70	$6.14	$0.56
Depletion	$16.04	$16.73	$(0.69)

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

General and Administrative. General and administrative expense decreased $7.8 million to $16.3 million for 2016, compared to $24.1 million for 2015. The decrease was primarily due to our cost reduction initiatives which included a decrease in salary and personnel expenses of $5.8 million due to a reduction in salaries and headcount, a decrease in office and rent expense of $0.6 million, a decrease in accounting and other services of $0.5 million, a decrease in bad debt expense of $0.4 million, and a decrease in travel expense of $0.3 million.

Depletion. Depletion expense decreased to $27.4 million or $16.04 per Boe for 2016, compared to $35.1 million or $16.73 per Boe for 2015. The decrease was due primarily to fewer additions to proved properties on our Selmo and Bahar fields, a decrease in production volumes during 2016 and a devaluation of the TRY compared to the U.S. Dollar in 2016.

Interest and Other Expense. Interest and other expense decreased to $11.8 million in 2016, compared to $13.1 million in 2015. The decrease was primarily due to the termination of our prior senior credit facility in August 2016 and replacing it with our $30.0 million term loan with DenizBank (the “2016 Term Loan”) that has a lower interest rate.

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

Deferred Income Tax (Benefit) Expense. Deferred income tax (benefit) expense decreased to a benefit of $25,000 for the year ended December 31, 2016, compared to an $18.6 million expense for 2015.  The decrease was primarily due to changes in our deferred tax liabilities related to our permanent reinvestment assertion in Turkey and increases in uncertain tax positions, which were partially offset by changes in temporary differences between our U.S. GAAP and statutory balances in Turkey

(Loss) Gain on Commodity Derivative Contracts. During 2016, we recorded a net loss on commodity derivative contracts of $3.3 million, compared to a net gain of $27.5 million for 2015.  In 2016, we recorded a $4.2 million gain on settled contracts and a $7.4 million loss to mark our commodity derivative contracts to their fair value.  In 2015, we recorded a $29.6 million loss to mark our commodity derivative contracts to their fair value and a $57.1 million gain on settled contracts.

Discontinued Operations. All revenues and expenses associated with our Albanian and Moroccan operations have been classified as discontinued operations.  Our operating results from discontinued operations in Albania and Morocco are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,138	-	1,138
Exploration, abandonment and impairment	-	-	-
Total other costs and expenses	561	-	561
Total other income	10,168	6,903	17,071
Income before income taxes	$9,095	$6,903	$15,998
Income tax benefit	204	-	204
Income from discontinued operations	$9,299	$6,903	$16,202

For the year ended December 31, 2015
Total revenues	$8,565	$-	$8,565
Production and transportation expense	11,615	$-	$11,615
Exploration, abandonment and impairment	86,577	$-	$86,577
Total costs and expenses	9,229	$5	$9,234
Total other income	1,819	$-	$1,819
Loss before income taxes	$(97,037)	$(5)	$(97,042)
Income tax benefit	16,169	$-	$16,169
Loss from discontinued operations	$(80,868)	$(5)	$(80,873)

(1)	Our Albanian segment was acquired on November 18, 2014. Actual results include revenues and expenses from November 18, 2014 to December 31, 2014.

Capital Expenditures

For 2017, we incurred $20.6 million in total capital expenditures, including license acquisition, seismic and corporate expenditures from continuing operations, compared to $10.3 million for 2016.

We expect our net field capital expenditures for 2018 to range between $27.0 million and $30.0 million. We expect net field capital expenditures during 2018 to include between $23.0 million and $26.0 million in drilling and completion expense for eight planned wells and approximately $4.0 million in recompletions.  We expect that any additional 2018 expenditures would be invested in the Selmo, Bahar and Molla fields in southeastern Turkey and the Koynare license in Bulgaria.  We expect that cash on hand and cash flow from operations will be sufficient to fund our 2018 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2018 capital expenditure budget is subject to change.

Liquidity and Capital Resources

Our primary sources of liquidity for 2017 were our cash and cash equivalents, cash flow from operations, borrowings under the 2016 Term Loan and our additional $20.4 million term loan with DenizBank (the “2017 Term Loan”), and the net proceeds from the sale of TBNG. At December 31, 2017, we had cash and cash equivalents of $18.9 million, $13.0 million in long-term debt, $15.6 million in short-term debt and a working capital surplus of $12.8 million, compared to cash and cash equivalents of $10.0 million, $3.8 million in long-term debt, $38.2 million in short-term debt and a working capital deficit of $17.3 million (excluding assets and liabilities held for sale) at December 31, 2016.

During 2017, we paid off and retired our 13.0% Senior Convertible Notes due 2017 (the “2017 Notes”) that matured on July 1, 2017, closed the sale of TBNG for gross proceeds of $20.7 million and net cash proceeds of $16.1 million. In addition, we entered into the 2017 Term Loan under our general credit agreement with DenizBank (the “Credit Agreement”).

Based on current forecasted oil prices for 2018 and beyond, we believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements, including license obligations through March 31, 2019.

Net cash provided by operating activities from continuing operations during 2017 was $17.9 million, a decrease from net cash provided by operating activities from continuing operations of $21.6 million in 2016, due primarily to a decrease in cash settlements on our commodity derivative contracts and a decrease in our oil and natural gas revenues, which was partially offset by a decrease in general and administrative expenses.

Net cash provided by investing activities from continuing operations during 2017 increased to $3.7 million, compared to net cash used in investing activities from continuing operations of $8.5 million in 2016, due primarily to the sale of TBNG.  Additionally, net cash used in financing activities from continuing operations was $13.4 million in 2017, compared to net cash used in financing activities from continuing operations of $7.4 million in 2016.  The increase was due primarily to the Series A Preferred Shares offering in 2016.

As of December 31, 2017, we had $28.7 million of debt and $46.1 million of Series A Preferred Shares outstanding, which are discussed below.

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on June 30, September 30, December 31, and March 31 of each year.  The holders of the Series A Preferred Shares are also entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis.  For the year ended December 31, 2017, we paid $2.6 million in cash and issued 2,591,384 common shares as dividends on the Series A Preferred Shares. We paid the December 31, 2017 quarterly dividend in cash on January 2, 2018.

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

2016 Term Loan.  On August 31, 2016, DenizBank entered into the 2016 Term Loan with TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”).  In addition, we and DenizBank entered into additional agreements with respect to up to $20.0 million of non-cash facilities, including guarantee letters and treasury instruments for future hedging transactions.  On September 7, 2016, TEMI used approximately $22.9 million of the proceeds from the 2016 Term Loan to repay in full our prior senior credit facility.

The 2016 Term Loan bears interest at a fixed rate of 5.25% (plus 0.2625% for Banking and Insurance Transactions Tax per the Turkish government) per annum and was payable in six monthly installments of $1.25 million each through February 2017 and thereafter in twelve monthly installments of $1.88 million each through February 2018.  On April 27, 2017, TEMI and DenizBank approved a revised amortization schedule for the 2016 Term Loan.  Pursuant to the revised amortization schedule, the maturity date of the 2016 Term Loan was extended from February 2018 to June 2018, and the monthly principal payments were reduced from $1.88 million to $1.38 million.  The other terms of the 2016 Term Loan remain unchanged. Amounts repaid under the 2016 Term Loan may not be re-borrowed, and early repayments under the 2016 Term Loan are subject to early repayment fees.

The 2016 Term Loan is guaranteed by DMLP, TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Talon Exploration, Ltd. (“Talon Exploration”) and TransAtlantic Worldwide (collectively, the “Guarantors”).

The 2016 Term Loan contains standard prohibitions on the activities of TEMI as the borrower, including prohibitions on granting of liens on its assets, incurring additional debt, dissolving, liquidating, merging, consolidating, paying dividends, making certain investments, selling assets or transferring revenue, and other similar matters.  In addition, the 2016 Term Loan prohibits Amity Oil International Pty Ltd (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”) from incurring additional debt.  An event of default under the 2016 Term Loan includes, among other events, failure to pay principal or interest when due, breach of certain covenants, representations, warranties and obligations, bankruptcy or insolvency and the occurrence of a material adverse effect.

The 2016 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) the Gundem real estate and Muratli real estate owned by Gundem and (v) certain Diyarbakir real estate owned 80% by N. Malone Mitchell 3rd and 20% by Selami Erdem Uras.  In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to Denizbank as additional security for the 2016 Term Loan.  Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras.  Mr. Mitchell is our chief executive officer and chairman of our board of directors.  Mr. Uras is our vice president, Turkey.

At December 31, 2017, we had $8.3 million outstanding under the 2016 Term Loan and no availability, and we were in compliance with the covenants in the 2016 Term Loan.

2017 Term Loan. On November 17, 2017, Denizbank entered into the 2017 Term Loan with TEMI under the Credit Agreement.  We will use the proceeds from the 2017 Term Loan for general corporate purposes.

The 2017 Term Loan bears interest at a fixed rate of 6.0% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2017 Term Loan has a grace period which bears no interest or payments due until July 2018 and then is payable in one monthly installment of $1.38 million, nine monthly installments of $1.2 million each through April 2019 and thereafter in eight monthly installments of $1.0 million each through December 2019, with the exception of one monthly installment of $1.2 million occurring in October 2019.  The 2017 Term Loan matures in December 2019.  Amounts repaid under the 2017 Term Loan may not be re-borrowed, and early repayments under the 2017 Term Loan are subject to early repayment fees. The 2017 Term Loan is guaranteed by the Guarantors.

The 2017 Term Loan contains standard prohibitions on the activities of TEMI as the borrower, including prohibitions on granting of liens on its assets, incurring additional debt, dissolving, liquidating, merging, consolidating, paying dividends, making certain investments, selling assets or transferring revenue, and other similar matters.  In addition, the 2017 Term Loan prohibits Amity and Petrogas from incurring additional debt.  An event of default under the 2017 Term Loan includes, among other events, failure to pay principal or interest when due, breach of certain covenants, representations, warranties and obligations, bankruptcy or insolvency and the occurrence of a material adverse effect.

The 2017 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) the Gundem real estate and Muratli real estate owned by Gundem, (v) certain Diyarbakir real estate owned 80% by N. Malone Mitchell 3rd and 20% Selami Erdem Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2017 Term Loan. Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras. Mr. Mitchell is our chief executive officer and chairman of our board of directors. Mr. Uras is our vice president, Turkey.

At December 31, 2017, we had $20.4 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

ANBE Note. On December 30, 2015, TransAtlantic USA entered into a $5.0 million draw down convertible promissory note (the “ANBE Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the children of our chairman and chief executive officer, N. Malone Mitchell, 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The ANBE Note bears interest at a rate of 13.0% per annum.  On December 30, 2015, we borrowed $3.6 million under the ANBE Note for general corporate purposes.  On June 30, 2016, we issued 355,826 common shares in a private placement to ANBE in lieu of paying cash interest on the ANBE Note.

On October 31, 2016, TransAtlantic USA entered into an amendment of the ANBE Note with ANBE (the “ANBE Amendment”).  The ANBE Amendment extended the maturity date of the ANBE Note from October 31, 2016 to September 30, 2017, provided for the ANBE Note to be repaid in four quarterly installments of $0.9 million each in December 2016 and March, June and September 2017, and provided for monthly payments of interest. On February 27, 2017, we repaid the ANBE Note in full with a portion of the proceeds from the sale of TBNG.

Contractual Obligations

The following table presents a summary of our contractual obligations at December 31, 2017:

	Payments Due By Year
	(in thousands)
	Total	2018	2019	2020	2021	2022	Thereafter
Debt	$28,625	$15,625	$13,000	$-	$-	$-	$-
Series A Preferred Shares	46,050	-	-	-	-	-	46,050	(1)
Series A Preferred Shares dividends (2)	43,348	5,526	5,526	5,526	5,526	5,526	15,718
Interest (3)	1,787	1,371	416	-	-	-	-
Leases	1,507	789	293	206	211	8	-
Total	$121,317	$23,311	$19,235	$5,732	$5,737	$5,534	$61,768

(1)

Represents the redemption amount of the Series A Preferred Shares payable on November 4, 2024 and assumes no conversion of the Series A Preferred Shares into common shares or redemption of the Series A Preferred Shares, in each case, prior to November 4, 2024.

(2)

Dividends on the Series A Preferred Shares may be paid by us, in our sole discretion, in cash at a rate of 12% per annum or in common shares at a rate of 16% per annum or in a combination of cash and common shares.  The amounts in the table assume that we pay all future dividend payments solely in cash.

(3) The 2017 Term Loan bears no interest, and has no payments due, until July 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange and hedging contracts. A discussion of the market risk exposures follows. Our market risk sensitive instruments were entered into for hedging and investment purposes, not for trading purposes.

Foreign Currency Risk

We are subject to changes in foreign currency exchange rates as a result of our operations in Turkey and Bulgaria. The assets, liabilities and results of operations of our foreign operations are measured using the functional currency of such foreign operations. The functional currency for each of our subsidiaries in Turkey and Bulgaria is the local currency. As a result, translation adjustments will result from the process of translating the functional currency of our foreign operations’ financial statements into the U.S. Dollar reporting currency, which is a non-cash transaction. Such non-cash translation adjustments accumulate on our consolidated balance sheets as a component of accumulated other comprehensive loss and are recorded in our consolidated statements of comprehensive income (loss).

The functional currency of our operations in Turkey and Bulgaria is the TRY and the Bulgarian Lev, respectively. The exchange rates used to translate the financial position of our Turkish and Bulgarian operations at December 31, 2017, 2016 and 2015 are shown below:

	Year Ended December 31,
	2017	2016	2015
New Turkish Lira per $1.00 U.S Dollar	3.7719	3.5192	2.9076
Bulgarian Lev per $1.00 U.S. Dollar	1.6308	1.8555	1.7901

We are also subject to foreign currency exposures as a result of our operations in the other foreign countries in which we operate. We record foreign exchange (gain) loss on our consolidated statements of comprehensive income (loss) as a component of other (expense) income for gains and losses which result from re-measuring transactions and monetary accounts into our functional currency in earnings. The change in foreign exchange (gain) loss is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. For 2017 and 2016, we recorded a foreign exchange loss of $1.9 million and $3.9 million, respectively. We estimate that a 10% change in the exchange rates would impact our cash balances and our net loss by approximately $0.1 million. We have not used foreign currency forward contracts to manage exchange rate fluctuations.

Commodity Price Risk

Our revenues are derived from the sale of oil and natural gas. The prices for oil and natural gas are extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions.  As a result, we have entered into collar contracts with DenizBank. The derivative contracts economically hedge against the variability in cash flows associated with the forecasted sale of our future oil production. While the use of the hedging arrangements will limit the downside risk of adverse price movements, it may also limit future gains from favorable movements.  We continuously evaluate the trading price of Brent crude oil and may enter into additional hedges in the future.

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We recognize gains and losses related to these contracts on a mark-to-market basis in our consolidated statements of comprehensive income (loss) under the caption “Gain (loss) on commodity derivative contracts.” Cash settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows. All of our oil derivative contracts are settled based upon Brent crude oil pricing. If commodity prices decrease, this commodity price change could have a positive impact to our earnings. Conversely, if commodity prices increase, this commodity price change could have a negative effect on our earnings. Each derivative contract is evaluated separately to determine its own fair value. During 2017 and 2016, we recorded a net loss on commodity derivative contracts of $1.9 million and $3.3 million, respectively.

The following tables summarize our outstanding commodity derivatives contracts with respect to our future oil production as of December 31, 2017:

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	January 1, 2018— February 28, 2018	458	$50.00	$61.50	$(178)
Collar	January 1, 2018— March 31, 2018	500	$47.00	$59.65	(376)
Collar	January 1, 2018— May 31, 2018	298	$47.50	$61.00	(286)
Collar	January 1, 2018— June 30, 2018	746	$47.50	$57.10	(1,375)
Total Estimated Fair Value of Liability					$(2,215)

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

As of December 31, 2017, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.	Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
2.	Exhibits required to be filed by Item 601 of Regulation S-K

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

EXHIBIT INDEX

2.1

Share Purchase Agreement, dated October 13, 2016, by and between TransAtlantic Worldwide, Ltd. and Valeura Energy Netherlands B.V. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 13, 2016, filed with the SEC on October 13, 2016).

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

10.5†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 16, 2009, filed with the SEC on June 22, 2009).

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 13, 2011, filed with the SEC on July 19, 2011).

10.7

Master Services Agreement, dated March 3, 2016, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March 4, 2016).

10.8

Form of General Credit Agreement, dated August 23, 2016, by and among DenizBank A.S., TransAtlantic Exploration Mediterranean International Pty Ltd, TransAtlantic Turkey, Ltd., DMLP, Ltd. and Talon Exploration, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q dated September 30, 2016, filed with the SEC on November 9, 2016).

10.9

Current Account Loan Agreement, dated August 31, 2016, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and DenizBank A.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q dated September 30, 2016, filed with the SEC on November 9, 2016).

10.10

Note Amendment Agreement, dated April 19, 2016, by and among TransAtlantic Petroleum Ltd., Dalea Partners, LP., and N. Malone Mitchell, 3rd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.11

Amended and Restated Promissory Note, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.12

Pledge Agreement, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.13

Indemnity Agreement, dated May 9, 2016, by and between TransAtlantic Petroleum Ltd. and N. Malone Mitchell 3rd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q dated March 31, 2016, filed with the SEC on May 10, 2016).

10.14

Gundem Pledge Fee Agreement, dated August 31, 2016, by and between Gundem Turizm Yatirim Ve Isletmeleri A.S. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2017).

10.15

Diyarbakir Pledge Fee Agreement, dated August 31, 2016, by and among Noah Malone Mitchell, 3rd, Selami Erdem Uras and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2017).

10.16

Second Amendment to Service Agreement, dated March 20, 2017, by and among TransAltantic Petroleum Ltd. and Longfellow Energy, LP, Riata Management, LLC, Longfellow Nemaha, LLC, Red Rock Minerals, LP, Red Rock Advisors, LLC, Production Solutions International Limited and Nexlube Operating, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2017).

10.17

Amended and Restated Office Lease, dated June 26, 2017, by and between Longfellow Energy, LP and TransAtlantic Petroleum (USA) Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q dated June 30, 2017, filed with the SEC on August 9, 2017).

10.18*	Current Account Loan Contract, dated November 28, 2017, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and DenizBank A.S.

21.1*	Subsidiaries of the Company.

23.1*	Consent of PMB Helin Donovan, LLP.

23.2*	Consent of KPMG LLP.

23.3*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton, dated February 23, 2018.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2018

TRANSATLANTIC PETROLEUM LTD.

/S/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ N. MALONE MITCHELL 3rd	Chairman and Chief Executive Officer	March 21, 2018
N. Malone Mitchell 3rd	(Principal Executive Officer)

/S/ G. Fabian Anda	Principal Accounting and Financial Officer and	March 21, 2018
G. Fabian Anda	Vice President of Finance

/S/ BOB G. ALEXANDER	Director	March 21, 2018
Bob G. Alexander

/S/ BRIAN E. BAYLEY	Director	March 21, 2018
Brian Bayley

/S/ CHARLES J. CAMPISE	Director	March 21, 2018
Charles J. Campise

/S/ JONATHON T. FITE	Director	March 21, 2018
Jonathon T. Fite

/S/ GREGORY K. RENWICK	Director	March 21, 2018
Gregory K. Renwick

/S/ MEL G. RIGGS	Director	March 21, 2018
Mel G. Riggs

/S/ RANDY I. ROCHMAN	Director	March 21, 2018
Randy I. Rochman

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TransAtlantic Petroleum Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransAtlantic Petroleum Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness if the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Notes 1 and 16 to the consolidated financial statements, there are a number of significant related party transactions with the primary shareholder of the Company.  This shareholder, who is the Company’s chief executive officer and chairman of the board of directors, owns approximately 47% of the common stock of the Company.  Significant related party transactions with this shareholder include ownership of Series A Preferred Shares, equity transactions, a note receivable, pledge fee agreements, service transactions, a note payable balance and warrants between the Company and affiliated entities or persons.

We have served as the Company’s Auditors since 2016.

PMB HELIN DONOVAN, LLP

Austin, Texas

March 21, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TransAtlantic Petroleum, Ltd.

We have audited the accompanying consolidated statements of comprehensive (loss) income, equity and cash flows of TransAtlantic Petroleum, Ltd. and subsidiaries for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2015 financial statements present fairly, in all material respects, the results of operations and cash flows of TransAtlantic Petroleum, Ltd. and subsidiaries for the year ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements for the year ended December 31, 2015, the Company had significant debt obligations and non-compliance with certain debt covenants that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2 to the consolidated financial statements for the period ended December 31, 2015. The consolidated financial statements for the year ended December 31, 2015 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Dallas, Texas

March 30, 2016

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(in thousands of U.S. Dollars, except share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,926	$10,034
Restricted cash	–	2,555
Accounts receivable, net
Oil and natural gas sales	15,808	17,885
Joint interest and other	1,576	3,230
Related party	1,023	762
Prepaid and other current assets	3,866	4,756
Inventory	7,494	3,647
Assets held for sale	–	25,217
Total current assets	48,693	68,086
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	193,647	197,214
Unproved	24,445	21,109
Equipment and other property	14,075	20,273
	232,167	238,596
Less accumulated depreciation, depletion and amortization	(129,183)	(120,638)
Property and equipment, net	102,984	117,958
Other long-term assets:
Other assets	2,247	2,725
Note receivable - related party	6,726	7,624
Total other assets	8,973	10,349
Total assets	$160,650	$196,393

LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,853	$7,036
Accounts payable - related party	3,141	1,844
Accrued liabilities (1)	10,014	12,492
Derivative liability	2,215	596
Loans payable	15,625	35,000
Loan payable - related party	–	3,194
Liabilities held for sale	–	15,938
Total current liabilities	35,848	76,100
Long-term liabilities:
Asset retirement obligations	4,727	4,833
Accrued liabilities	8,810	8,126
Deferred income taxes	19,611	18,806
Loans payable	13,000	3,750
Derivative liability	–	242
Total long-term liabilities	46,148	35,757
Total liabilities	81,996	111,857
Commitments and contingencies
Series A preferred shares, $0.01 par value, 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2017	21,300	25,500
Series A preferred shares-related party, $0.01 par value, 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2017	24,750	20,550
Shareholders’ equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 50,319,156 shares and 47,220,525 shares issued and outstanding as of December 31, 2017 and 2016, respectively	5,032	4,722
Treasury stock	(970)	(970)
Additional paid-in-capital	575,411	573,278
Accumulated other comprehensive loss	(124,766)	(140,316)
Accumulated deficit	(422,103)	(398,228)
Total shareholders’ equity	32,604	38,486
Total liabilities, Series A preferred shares and shareholders’ equity	$160,650	$196,393

(1)	Includes income tax payable of $6.2 million and $2.2 million at December 31, 2017 and 2016, respectively, and $2.5 million of royalties payable at December 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

For the Years ended December 31, 2017, 2016 and 2015

(U.S. Dollars and shares in thousands, except per share amounts)

	2017	2016	2015
Revenues:
Oil and natural gas sales	$55,523	$63,424	$82,716
Sales of purchased natural gas	654	5,038	2,189
Other	462	133	159
Total revenues	56,639	68,595	85,064
Costs and expenses:
Production	12,249	12,368	12,873
Exploration, abandonment and impairment	934	5,963	21,544
Cost of purchased natural gas	568	4,418	2,082
Seismic and other exploration	4,723	104	370
General and administrative	12,817	16,320	24,138
Depreciation, depletion and amortization	16,925	29,025	37,707
Accretion of asset retirement obligations	190	373	368
Total costs and expenses	48,406	68,571	99,082
Operating income (expense)	8,233	24	(14,018)
Other (expense) income:
Loss on sale of TBNG	(15,226)	–	–
Interest and other expense	(8,838)	(11,841)	(13,077)
Interest and other income	1,098	2,546	855
(Loss) gain on commodity derivative contracts	(1,852)	(3,257)	27,457
Foreign exchange loss	(1,861)	(3,871)	(5,653)
Total other (expense) income	(26,679)	(16,423)	9,582
Loss from continuing operations before income taxes	(18,446)	(16,399)	(4,436)
Current income tax expense	(2,073)	(6,071)	(3,587)
Deferred income tax (expense) benefit	(3,356)	25	(18,642)
Net loss from continuing operations	(23,875)	(22,445)	(26,665)
Income (loss) from discontinued operations before income taxes	–	15,998	(97,042)
Income tax benefit	–	204	16,169
Net income (loss) from discontinued operations	–	16,202	(80,873)
Net (loss) income from continuing operations	(23,875)	(6,243)	(107,538)
Other comprehensive loss:
Foreign currency translation adjustment	15,550	(18,726)	(42,280)
Comprehensive loss	$(8,325)	$(24,969)	$(149,818)

Net (loss) income per common share:
Basic net (loss) income per common share
Continuing operations	$(0.50)	$(0.51)	$(0.65)
Discontinued operations	$–	$0.37	$(1.98)
Weighted average common shares outstanding	48,196	43,885	40,841
Diluted net (loss) income per common share
Continuing operations	$(0.50)	$(0.51)	$(0.65)
Discontinued operations	$–	$0.37	$(1.98)
Weighted average common and common equivalent shares outstanding	48,196	43,885	40,841

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

For the Years ended December 31, 2017, 2016 and 2015

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares (at par)	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2014	40,708	–	233	$4,071	$-	$571,150	$(79,310)	$(284,447)	$211,464
Issuance of common shares	–	–	–	–	–	–	–	–	-
Contingent payment event	–	–	–	–	–	(4,188)	–	–	(4,188)
Issuance of warrants	–	–	466	–	–	–	–	–	-
Issuance of restricted stock units	310	–	–	31	–	1,106	–	–	1,137
Tax withholding on restricted stock units	–	–	–	–	–	(391)	–	–	(391)
Repurchase of treasury stock	–	333	–	–	(970)	–	–	–	(970)
Share-based compensation	–	–	–	–	–	1,688	–	–	1,688
Foreign currency translation adjustment	–	–	–	–	–	–	(42,280)	–	(42,280)
Net loss	–	–	–	–	–	–	–	(107,538)	(107,538)
Balances at December 31, 2015	41,018	333	700	4,102	(970)	569,365	(121,590)	(391,985)	58,922
Issuance of common shares	5,998	–	–	600	–	3,370	–	–	3,970
Issuance of restricted stock units	204	–	–	20	–	(20)	–	–	-
Tax withholding on restricted stock units	–	–	–	–	–	(66)	–	–	(66)
Share-based compensation	–	–	–	–	–	629	–	–	629
Foreign currency translation adjustment	–	–	–	–	–	–	(18,726)	–	(18,726)
Net loss	–	–	–	–	–	–	–	(6,243)	(6,243)
Balances at December 31, 2016	47,220	333	700	4,722	(970)	573,278	(140,316)	(398,228)	38,486
Issuance of common shares (1)	2,591	–	–	259	–	1,583	–	–	1,842
Issuance of restricted stock units	507	–	–	51	–	(51)	–	–	-
Tax withholding on restricted stock units	–	–	–	–	–	(92)	–	–	(92)
Share-based compensation	–	–	–	–	–	693	–	–	693
Foreign currency translation adjustment	–	–	–	–	–	–	15,550	–	15,550
Net loss	–	–	–	–	–	–	–	(23,875)	(23,875)
Balances at December 31, 2017	50,319	333	700	$5,032	$(970)	$575,411	$(124,766)	$(422,103)	$32,604

(1)	Includes 2,592 common shares issued as dividends on the Series A Preferred Shares.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2017, 2016 and 2015

(in thousands of U.S. Dollars)

	2017	2016	2015
Operating activities:
Net loss	$(23,875)	$(6,243)	$(107,538)
Adjustment for net (income) loss from discontinued operations	–	(16,202)	80,873
Net loss from continuing operations	(23,875)	(22,445)	(26,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	693	629	1,688
Foreign currency (income) loss	(440)	3,091	5,910
Loss (gain) on commodity derivative contracts	1,852	3,257	(27,457)
Cash settlement on commodity derivative contracts	32	4,188	57,076
Amortization on loan financing costs	82	1,201	1,677
Interest on Series A Preferred Shares paid in common shares	1,842	–	–
Bad debt expense	–	–	422
Deferred income tax (benefit) expense	3,356	(25)	18,642
Exploration, abandonment and impairment	934	5,963	21,544
Depreciation, depletion and amortization	16,925	29,025	37,707
Accretion of asset retirement obligations	190	373	368
Gain on sale of gas gathering facility	–	(620)	–
Loss on Sale of TBNG	15,226	–	–
Derivative put costs	–	–	(4,638)
Changes in operating assets and liabilities:
Accounts receivable	2,255	(8,180)	18,274
Prepaid expenses and other assets	(859)	(4,040)	1,341
Accounts payable and accrued liabilities	(333)	8,936	(19,380)
Net cash provided by operating activities from continuing operations	17,880	21,353	86,509
Net cash provided by (used in) operating activities from discontinued operations	–	220	(14,483)
Net cash provided by operating activities	17,880	21,573	72,026
Investing activities:
Additions to oil and natural gas properties	(15,478)	(9,512)	(22,843)
Additions to equipment and other properties	(366)	(1,204)	(3,572)
Proceeds from asset sale	17,779	1,104	–
Restricted cash	1,725	1,094	(5,261)
Net cash provided by (used in) in investing activities from continuing operations	3,660	(8,518)	(31,676)
Net cash used in investing activities from discontinued operations	–	–	(12,329)
Net cash provided by (used in) investing activities	3,660	(8,518)	(44,005)
Financing activities:
Issuance of common shares	–	1,658	–
Issuance of Series A Preferred Shares	–	5,300	–
Tax withholding on restricted share units	(92)	(66)	(391)
Treasury stock purchases	–	–	(970)
Loan proceeds	20,375	33,778	12,378
Loan proceeds - related party	–	–	3,593
Loan repayment	(30,475)	(47,123)	(54,834)
Loan repayment - related party	(3,219)	(898)	–
Loan financing costs	–	–	(30)
Net cash used in financing activities from continuing operations	(13,411)	(7,351)	(40,254)
Net cash used in financing activities from discontinued operations	–	–	(13,709)
Net cash used in financing activities	(13,411)	(7,351)	(53,963)
Effect of exchange rate on cash flows and cash equivalents	(787)	(1,599)	(1,318)
Net increase (decrease) in cash and cash equivalents	7,342	4,105	(27,260)
Cash and cash equivalents, beginning of year	11,585	7,480	34,740
Cash and cash equivalents, end of year (1)	$18,926	$11,585	$7,480
Supplemental disclosures:
Cash paid for interest	$5,620	$6,576	$9,522
Cash paid for taxes	$2,151	$4,842	$3,044
Supplemental non-cash financing activities:
Issuance of common shares for interest on Series A Preferred Shares	$1,842	$40,750	$–
Issuance of common shares	$–	$2,312	$–
Repayment of the Prepayment Agreement	$–	$–	$3,043
Contingent payment event	$–	$–	$(4,188)
(1)	Includes TBNG cash held for sale of $1.6 million and $1.8 million at December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of March 16, 2018, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

We classified the assets and liabilities of TBNG within the captions “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheets as of December 31, 2016. Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it did not meet the requirements to classify its operations as discontinued as the sale was not considered a strategic shift in our operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented (see Note 17 “Assets and liabilities held for sale and discontinued operations”).

2. Liquidity

During 2017, we closed the sale of our ownership interests in our subsidiary TBNG for gross proceeds of $20.7 million and net cash proceeds of $16.1 million (see Note 17 “Assets and Liabilities held for sale and discontinued operations”), entered into a Term Loan extension with Deniz Bank for $20.4 million, and repaid short-term debt related to our 13.0% Senior Convertible Notes due 2017 (the “2017 Notes”) and ANBE Note (see Note 9 “Loans Payable”).

As of December 31, 2017, we had $13.0 million in long-term debt, $15.6 million in short-term debt, $18.9 million in cash and a $12.8 million working capital surplus.

Based on current forecasted oil prices for 2018 and beyond, we believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements, including license obligations through March 31, 2019.

3. Significant accounting policies

Basis of preparation

Our reporting standard for the presentation of our consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority-owned, controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  During the year ended December 31, 2017, we reclassified certain balance sheet amounts previously reported on our consolidated balance sheet at December 31, 2016 to conform to current year presentation.

Accounts receivable, net

We have receivables for sales of oil and natural gas, as well as receivables related to joint interest accounts, which have a contractual maturity of one year or less.  An allowance for doubtful accounts has been established based on management’s review of the collectability of the receivables in light of historical experience, the nature and volume of the receivables and other subjective factors.  Accounts receivable are charged against the allowance, upon approval by management, when they are deemed uncollectible.  Our allowance for doubtful accounts was $0.5 million at December 31, 2017.

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

Foreign currency remeasurement and translation

The functional currency of our subsidiaries in Turkey and Bulgaria is the New Turkish Lira (“TRY”) and the Bulgarian Lev, respectively. We follow ASC 830, Foreign Currency Matters (“ASC 830”). ASC 830 requires the assets, liabilities, and results of operations of a foreign operation to be measured using the functional currency of that foreign operation. Exchange gains or losses from remeasuring transactions and monetary accounts in a currency other than the functional currency are included in current earnings.

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

Unproved oil and natural gas properties do not have producing properties and are valued on acquisition by management, with the assistance of an independent expert when necessary. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. The cost of the remaining unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. To do this assessment, management considers (i) estimated potential reserves and future net revenues from an independent expert, (ii) our history in exploring the area, (iii) our future drilling plans per our capital drilling program prepared by our reservoir engineers and operations management and (iv) other factors associated with the area. Impairment is taken on the unproved property value if it is determined that the costs are not likely to be recoverable. The valuation is subjective and requires management to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual results.

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

Revenue recognition

We recognize revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

Revenue from the sale of crude oil and natural gas is recognized upon delivery to the purchaser when the title passes. During the years ended December 31, 2017, 2016 and 2015, we sold $54.9 million, $52.2 million and $63.0 million, respectively, of oil to Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately owned oil refinery in Turkey, which represented approximately 97.0%, 76.1% and 74.0% of our total revenues, respectively.

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

Series A Preferred Shares

On November 4, 2016, we issued 921,000 shares of 12.0% Series A Convertible Redeemable Preferred Shares (the “Series A Preferred Shares”).  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes.  All of the Series A Preferred Shares were issued at a value of $50.00 per share (see Note 5 “Series A Preferred Shares”). As the shares can be redeemed, they have been classified outside of equity.

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

As of December 31, 2017 and 2016, we have recorded an $8.7 million and $8.1 million liability, respectively, primarily due to uncertain tax positions related to the unwinding of all of our crude oil hedge collars and three-way contracts, which are included in long-term accrued liabilities on our consolidated balance sheet.

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

Comprehensive income

We follow ASC 220, Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.

Business combinations

We follow ASC 805, Business Combinations (“ASC 805”) and ASC 810-10-65, Consolidation. ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations are accounted for by applying the acquisition method.

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

4. New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers and requires significantly expanded disclosures about revenue recognition. ASU 2014-09 has been amended several times with subsequent ASUs including ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2014-09 will be effective for us on January 1, 2018. The guidance under these standards is to be applied using a full retrospective method or a modified retrospective method. We have adopted the standard on January 1, 2018 using the modified retrospective approach. We have a small number of contracts with customers and have identified transactions within the scope of the standard. We are in the process of reviewing each of the contracts and transactions within the scope of the new standard. Based on our preliminary assessment, the adoption of the new standard will not have a material impact on our consolidated financial statements. As a result of adoption of ASU 2014-09, we have determined that it will change our method of recording certain transportation and processing charges that were previously recorded as a reduction of revenues to record such charges as an expense under the new standard. Such changes are not expected to result in a material change in our controls and processes.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies to recognize the assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The guidance requires adoption by application of a modified retrospective transition approach for existing long-term leases and is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Oil and natural gas leases are scoped out of the new ASU. As of December 31, 2017, we currently have 20 operating leases within the scope of this standard and the last lease expires in 2022. The effect of this guidance relating to our existing long-term leases is expected to require additional disclosures, and we are currently evaluating the impact that this ASU would have on our consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”).  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification; the ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU on January 1, 2018. We expect the adoption of this ASU will only impact consolidated financial statements if there is a modification to its share-based award agreements.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) Topic 815. The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption as of the date of issuance is permitted. The new standard does not impact accounting for derivatives that are not designated as accounting hedges. We do not currently account for any of its derivative position as accounting hedges.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

5. Series A Preferred Shares

Series A Preferred Shares

On November 4, 2016, we issued 921,000 Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of the 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes.  All of the Series A Preferred Shares were issued at a value of $50.00 per share. We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes on January 1, 2017.  The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares.  As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheet.  As of December 31, 2017, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (see Note 16 “Related party transactions”).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on June 30, September 30, December 31, and March 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis.  As of December 31, 2017, we accrued $6.0 million in dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”. This amount was paid in cash and common shares.

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

6. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	2017	2016
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$193,111	$196,743
Bulgaria	536	471
Total oil and natural gas properties, proved	193,647	197,214
Oil and natural gas properties, unproved:
Turkey	24,445	21,109
Bulgaria	-	-
Total oil and natural gas properties, unproved	24,445	21,109
Gross oil and natural gas properties	218,092	218,323
Accumulated depletion	(123,225)	(115,401)
Net oil and natural gas properties	$94,867	$102,922

The decline in oil and natural gas properties during the year ended December 31, 2017 was primarily driven by the devaluation of the Turkish Lira (“TRY”) versus the U.S. Dollar.  For the year ended December 31, 2017 and 2016, we have recorded foreign currency translation adjustments which reduced oil and natural gas properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At December 31, 2017 and 2016, we excluded $0.5 million and $1.9 million of costs, respectively, from the depletion calculation for development wells in progress.

At December 31, 2017, the capitalized costs of our oil and natural gas properties included $11.2 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $58.7 million relating to well costs, and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

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

During the year ended December 31, 2017, we recorded $0.8 million of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs primarily relating to two of our gas fields.

During the year ended December 31, 2016, we recorded $4.5 million of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs. Of the $4.5 million of impairment of proved properties and exploratory well costs incurred during the year ended December 31, 2016, $2.5 million primarily related to proved property impairments in our non-core Thrace region, specifically the Edirne and Redy natural gas fields and our non-core Alibey oil field due to reductions in reserve volumes.  The remaining charges during the year ended December 31, 2016 were due to $1.7 million of exploratory well impairments and $0.3 million of license impairments.  Approximately $1.5 million of the amount impaired was cash spent during the period.

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

Capitalized costs greater than one year

As of December 31, 2017, we had $4.0 million of exploratory well costs capitalized for the Pinar-1 well in Turkey, which we spud in March 2014. During the second quarter of 2017, we side-tracked the Pinar-1 well to a total depth of 11,650 feet.  Testing of the well began during the third quarter of 2017 and continued through the fourth quarter of 2017. During the first quarter of 2018, the well began producing.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	2017	2016
	(in thousands)
Other equipment	$1,764	$1,780
Inventory	4,619	10,704
Gas gathering system and facilities	135	145
Vehicles	343	364
Leasehold improvements, office equipment and software	7,214	7,280
Gross equipment and other property	14,075	20,273
Accumulated depreciation	(5,958)	(5,237)
Net equipment and other property	$8,118	$15,036

At December 31, 2017, we have classified $7.5 million of inventory as a current asset, which represents our expected inventory consumption in the next twelve months.  We classify the remainder of our materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At December 31, 2017 and 2016, we excluded $12.1 million and $14.4 million of inventory, respectively, from depreciation, as the inventory had not been placed into service.

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

During the years ended December 31, 2017, 2016 and 2015, we recorded a net loss on commodity derivative contracts of $1.9 million, a net loss of $3.3 million and net gain of $27.5 million, respectively.

On September 7, 2016 and September 9, 2016, in connection with our repayment and termination of our prior senior credit facility, we unwound all of our existing crude oil hedges for the periods September 10, 2016 through March 31, 2019 with one of the lenders.  The unwinding of these hedging transactions resulted in proceeds of $2.6 million and was used for general corporate purposes.

On October 6, 2016 and December 22, 2016, we entered into costless collars with DenizBank, A.S (“DenizBank”) to hedge a portion of our oil production in Turkey.

At December 31, 2017, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2017

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	January 1, 2018— February 28, 2018	458	$50.00	$61.50	$(178)
Collar	January 1, 2018— March 31, 2018	500	$47.00	$59.65	(376)
Collar	January 1, 2018— May 31, 2018	298	$47.50	$61.00	(286)
Collar	January 1, 2018— June 30, 2018	746	$47.50	$57.10	(1,375)
Total Estimated Fair Value of Liability					$(2,215)

At December 31, 2016, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2016

		Collars
			Weighted
			Average	Weighted
			Minimum	Average
		Quantity	Price	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	January 1, 2017— December 31, 2017	296	$47.50	$61.00	$(289)
Collar	January 2, 2017— December 31, 2017	445	$50.00	$61.50	(307)
Collar	January 1, 2018— February 28, 2018	458	$50.00	$61.50	(74)
Collar	January 1, 2018— May 31, 2018	298	$47.50	$61.00	(168)
Total Estimated Fair Value of Liability					$(838)

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2017 and December 31, 2016, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at December 31, 2017 and December 31, 2016.

As of December 31, 2017
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Liabilities	Sheet	Balance Sheet
(in thousands)
Crude oil	Current liabilities	$2,215	$–	$2,215
Crude oil	Long-term liabilities	–	–	–

As of December 31, 2016
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current liabilities	$596	$–	$596
Crude oil	Long-term liabilities	242	–	242

8. Asset retirement obligations

As part of our development of oil and natural gas properties, we incur asset retirement obligations (“ARO”). Our ARO results from our responsibility to abandon and reclaim our net share of all working interest properties and facilities. At December 31, 2017, the net present value of our total ARO was estimated to be $4.7 million, with the undiscounted value being $6.8 million. Total ARO at December 31, 2017 shown in the table below consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation at a rate of approximately 8.45% per annum for Turkey. These values are discounted to present value using our credit-adjusted risk-free rate of 5.25% per annum for Turkey for the year ended December 31, 2017. The following table summarizes the changes in our ARO for the years ended December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Asset retirement obligations at beginning of period	$4,833	$9,237
Change in estimates	–	–
Liabilities settled	(37)	(7)
Foreign exchange change effect	(259)	(1,604)
Additions	–	16
Accretion expense	190	373
Asset retirement obligations at end of period	4,727	8,015
Less: TBNG asset retirement obligations held for sale	–	3,182
Long-term portion	$4,727	$4,833

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

9. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	December 31,	December 31,
	2017	2016
Fixed and floating rate loans	(in thousands)
Term Loan (1)	$28,625	$25,000
2017 Notes	–	13,750
2017 Notes - Related Party	–	500
ANBE Note	–	2,694
Loans payable	28,625	41,944
Less: current portion	15,625	38,194
Long-term portion	$13,000	$3,750

_______________________________________________________________________________________________________________

(1)	Includes both 2017 and 2016 Term Loans.

2016 Term Loan

On August 23, 2016, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a general credit agreement with DenizBank (the “Credit Agreement”).  The Credit Agreement is a master agreement pursuant to which DenizBank may make loans to TEMI from time to time pursuant to additional loan agreements.

On August 31, 2016, DenizBank entered into a $30.0 million term loan with TEMI (the “2016 Term Loan”) under the Credit Agreement.  In addition, we and DenizBank entered into additional agreements with respect to up to $20.0 million of non-cash facilities, including guarantee letters and treasury instruments for future hedging transactions.

On September 7, 2016, TEMI used approximately $22.9 million of the proceeds from the 2016 Term Loan to repay our prior senior credit facility with BNP Paribas (Suisse) SA and the International Finance Corporation in full.

The 2016 Term Loan bears interest at a fixed rate of 5.25% (plus 0.2625% for Banking and Insurance Transactions Tax per the Turkish government) per annum and was payable in six monthly installments of $1.25 million each through February 2017 and thereafter in twelve monthly installments of $1.88 million each through February 2018. On April 27, 2017, TEMI and DenizBank approved a revised amortization schedule for the 2016 Term Loan. Pursuant to the revised amortization schedule, the maturity date of the 2016 Term Loan was extended from February 2018 to June 2018, and the monthly principal payments were reduced from $1.88 million to $1.38 million.  The other terms of the 2016 Term Loan remain unchanged. Amounts repaid under the 2016 Term Loan may not be re-borrowed and early repayments under the 2016 Term Loan are subject to early repayment fees.

The 2016 Term Loan is guaranteed by DMLP, Ltd. (“DMLP”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Talon Exploration, Ltd. (“Talon Exploration”) and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”) (collectively, the “Guarantors”).

The 2016 Term Loan contains standard prohibitions on the activities of TEMI as the borrower, including prohibitions on granting of liens on its assets, incurring additional debt, dissolving, liquidating, merging, consolidating, paying dividends, making certain investments, selling assets or transferring revenue, and other similar matters.  In addition, the 2016 Term Loan prohibits Amity Oil International Pty Ltd (“Amity”) and Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”) from incurring additional debt.  An event of default under the 2016 Term Loan includes, among other events, failure to pay principal or interest when due, breach of certain covenants, representations, warranties and obligations, bankruptcy or insolvency and the occurrence of a material adverse effect.

The 2016 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) the Gundem real estate and Muratli real estate owned by Gundem Turizm Yatirim ve Isletmeleri A.S. (“Gundem”) and (v) certain Diyarbakir real estate owned 80% by N. Malone Mitchell 3rd and 20% by Selami Erdem Uras.  In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2016 Term Loan.  Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras.  Mr. Mitchell is our chief executive officer and chairman of our board of directors.  Mr. Uras is our vice president, Turkey.

At December 31, 2017, we had $8.3 million outstanding under the 2016 Term Loan and no availability, and we were in compliance with the covenants in the 2016 Term Loan.

2017 Term Loan

On November 17, 2017, Denizbank entered into a $20.4 million term loan with TEMI (the “2017 Term Loan”) under the Credit Agreement.  We will use the proceeds from the 2017 Term Loan for general corporate purposes.

The 2017 Term Loan bears interest at a fixed rate of 6.0% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2017 Term Loan has a grace period which bears no interest or payments due until July 2018 and then is payable in one monthly installment of $1.38 million, nine monthly installments of $1.2 million each through April 2019 and thereafter in eight monthly installments of $1.0 million each through December 2019, with the exception of one monthly installment of $1.2 million occurring in October 2019.  The 2017 Term Loan matures in December 2019.  Amounts repaid under the 2017 Term Loan may not be re-borrowed, and early repayments under the 2017 Term Loan are subject to early repayment fees. The 2017 Term Loan is guaranteed by the Guarantors.

The 2017 Term Loan contains standard prohibitions on the activities of TEMI as the borrower, including prohibitions on granting of liens on its assets, incurring additional debt, dissolving, liquidating, merging, consolidating, paying dividends, making certain investments, selling assets or transferring revenue, and other similar matters.  In addition, the 2017 Term Loan prohibits Amity and Petrogas from incurring additional debt.  An event of default under the 2017 Term Loan includes, among other events, failure to pay principal or interest when due, breach of certain covenants, representations, warranties and obligations, bankruptcy or insolvency and the occurrence of a material adverse effect.

The 2017 Term Loan is be secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) the Gundem real estate and Muratli real estate owned by Gundem, (v) certain Diyarbakir real estate owned 80% by N. Malone Mitchell 3rd and 20% Selami Erdem Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2017 Term Loan. Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras. Mr. Mitchell is our chief executive officer and chairman of our board of directors. Mr. Uras is our vice president, Turkey.

At December 31, 2017, we had $20.4 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

ANBE Note

On December 30, 2015, TransAtlantic Petroleum (USA) Corp (“TransAtlantic USA”) entered into a $5.0 million draw down convertible promissory note (the “ANBE Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the adult children of our chairman and chief executive officer, N. Malone Mitchell 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The ANBE Note bore interest at a rate of 13.0% per annum.   On December 30, 2015, we borrowed $3.6 million under the ANBE Note (the “Initial Advance”). The Initial Advance was used for general corporate purposes.

On October 31, 2016, TransAtlantic USA entered into an amendment of the ANBE Note with ANBE (the “ANBE Amendment”).  The ANBE Amendment extended the maturity date of the ANBE Note from October 31, 2016 to September 30, 2017, provided for the ANBE Note to be repaid in four quarterly installments of $0.9 million each in December 2016 and March, June and September 2017, and provided for monthly payments of interest.

On February 27, 2017, we repaid the ANBE Note in full with proceeds from the sale of TBNG and terminated it.

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At December 31, 2017, we had no outstanding borrowings under these lines of credit.

Loan financing costs

We capitalize certain costs in connection with obtaining our borrowings, such as lender’s fees and related attorney’s fees.  These costs are amortized on a straight line basis, which approximates the effective interest method over the term of the loan as a component of interest expense. Amortization of loan financing costs totaled approximately $0.1 million, $1.2 million and $1.6 million during 2017, 2016 and 2015, respectively.

10. Shareholders’ equity

October 2017 share issuance to holders of Series A Preferred Shares

On October 2, 2017, we issued an aggregate of 2,591,384 common shares to holders of the Series A Preferred Shares as payment of the September 30, 2017 quarterly dividend on the Series A Preferred Shares. Each common share was issued at a value of $0.7108 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American exchange on September 13, 2017.

June 2016 share issuance

On June 30, 2016, we issued an aggregate of 5,773,305 common shares in private placements under the Securities Act of 1933, as amended (the “Securities Act”). Of the 5,773,305 common shares, (i) 2,905,737 common shares were issued to holders of the 2017 Notes at the election of such holders to receive common shares in lieu of cash interest on the 2017 Notes; (ii) 355,826 common shares were issued to ANBE in lieu of cash interest on the ANBE Note; and (iii) 2,511,742 common shares were issued for cash, which was used to pay cash interest to certain holders of the 2017 Notes. All of the shares were issued at a value of $0.6599 per share, which was equal to 75% of the 10-day volume weighted average price through the close of trading of the common shares on the NYSE American exchange on June 29, 2016.

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

Share-based compensation of approximately $0.7 million, $0.6 million and $1.1 million with respect to awards of RSUs was recorded for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had approximately $0.3 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.5 years.  The following table sets forth RSU activity for the year ended December 31, 2017:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value Per RSU
Unvested RSUs outstanding at December 31, 2016	761	$1.52
Granted	492	1.28
Forfeited	(26)	1.33
Vested	(270)	2.05
Unvested RSUs outstanding at December 31, 2017	957	$1.25

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the years ended December 31, 2017, 2016 and 2015 equals net income divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes stock options, RSUs, preferred shares and warrants, whether exercisable or not. The computation of diluted earnings per common share excluded 43.7 million, 17.3 million, and 8.9 million antidilutive common share equivalents from the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents the basic and diluted earnings per common share computations:

(in thousands, except per share amounts)	2017	2016	2015
Net loss from continuing operations	$(23,875)	$(22,445)	$(26,665)
Net income (loss) from discontinued operations	$–	$16,202	$(80,873)
Basic net (loss) income per common share:
Shares:
Weighted average common shares outstanding	48,196	43,885	40,841
Basic net (loss) income per common share:
Continuing operations	$(0.50)	$(0.51)	$(0.65)
Discontinued operations	$–	$0.37	$(1.98)
Diluted net (loss) income per common share:
Shares:
Weighted average shares outstanding	48,196	43,885	40,841
Dilutive effect of:
Restricted share units	–	–	–
Convertible notes	–	–	–
Weighted average common and common equivalent shares outstanding	48,196	43,885	40,841
Diluted net (loss) income per common share:
Continuing operations	$(0.50)	$(0.51)	$(0.65)
Discontinued operations	$–	$0.37	$(1.98)

Warrants

On December 31, 2014, April 24, 2015 and August 13, 2015, we issued 233,334, 233,333 and 233,333 common share purchase warrants (“Warrants”), respectively, to the shareholders of Gundem as consideration for the pledge of Turkish real estate in exchange for an extension of the maturity of a credit agreement between us and a Turkish bank.  As consideration for the pledge of Turkish real estate, the independent members of our board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem.  The Warrants were issued pursuant to a warrant agreement, whereby the

Warrants were immediately exercisable and entitled the holder to purchase one common share for each Warrant.  The Warrants were issued in December 2014, April 2015 and August 2015 at an exercise price of $5.99, $5.65 and $2.99 per share, respectively. The Warrants expired, unexercised, pursuant to their terms on January 6, 2018.

11. Income taxes

The income tax provision differs from the amount that would be obtained by applying the Bermuda statutory income tax rate of 0% for 2017, 2016 and 2015 to income (loss) from continuing operations as follows:

	2017	2016	2015
	(in thousands except rates)
Statutory rate	0.00%	0.00%	0.00%

Loss from continuing operations before income taxes	$(18,446)	$(16,399)	$(4,436)
Increase (decrease) resulting from:
Foreign tax rate differentials	$945	$(1,018)	$1,676
Uncertain tax position	1,050	(958)	10,066
Unremitted earnings	1,677	4,777	11,561
Derivative contracts	–	–	(5,038)
Change in valuation allowance	640	(147)	3,232
Expiration of non-capital tax loss carryovers	792	2,056	1,740
Other	325	1,336	(1,008)
Total	$5,429	$6,046	$22,229
The components of the net deferred income tax liability at December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Deferred tax assets
Property and equipment	$1,279	$3,003
Unrealized gains on derivative contracts	432	168
Timing of accruals	132	162
Non-capital loss carryovers	16,502	22,364
Valuation allowance	(17,731)	(25,452)
Other	47	–
Total deferred tax assets	$661	$245
Deferred tax liabilities
Property and equipment	$(10,044)	$(9,986)
Unremitted earnings	(9,631)	(8,586)
Timing of accruals	(597)	(479)
Total deferred tax liabilities	(20,272)	(19,051)
Net deferred tax liabilities	$(19,611)	$(18,806)
Components of net deferred tax liabilities
Non-current assets	$661	$245
Non-current liabilities	(20,272)	(19,051)
Net deferred tax liabilities	$(19,611)	$(18,806)

We have accumulated losses or resource-related deductions available for income tax purposes in Turkey, Romania, Bulgaria and the United States. As of December 31, 2017, we had non-capital tax losses in Turkey of approximately 83.3 million TRY (approximately $22.0 million), which will begin to expire in 2018; non-capital tax losses in Romania of approximately 8.1 million Romanian New Leu (approximately $2.0 million), which will begin to expire in 2018; non-capital losses in Bulgaria of approximately 7.8 million Bulgarian Lev (approximately $4.8 million), which will begin to expire in 2018; and non-capital tax losses in the United States of approximately $53.7 million, which will begin to expire in 2018.  As of December 31, 2017 and 2016, we recorded a valuation allowance of $17.7 million and $25.5 million, respectively, as a reduction to our net operating losses and deferred tax assets.

Effective October 1, 2009, we continued to the jurisdiction of Bermuda under the Bermuda Companies Act 1981. We have determined that no taxes were payable upon the continuance. However, our tax filing positions are still subject to review by taxation authorities who may successfully challenge our interpretation of the applicable tax legislation and regulations, with the result that additional taxes could be payable by us.

We file income tax returns in the United States, Turkey, Bulgaria and Cyprus, with Turkey being the only jurisdiction with significant amounts of taxes due.  Except for the outstanding examination of the 2011 income tax filings for Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”), Turkish income tax filings before 2012 are no longer subject to examination.  As the result of 2016 Turkish legislation allowing us the option to enter into an agreement to exempt corporate income tax filings from examination, we were able to close additional years from examination.

As of December 31, 2017 and 2016 we recorded an $8.7 million and $8.1 million liability, respectively, primarily due to uncertain tax positions related to the unwinding of all our crude oil hedge collars and three-way contracts, which are included in long-term accrued liabilities on our consolidated balance sheet.  The unrecognized tax benefits at December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Unrecognized tax benefits at beginning of period	$8,079	$11,014
Gross increases - tax positions in prior period	1,125	910
Gross decreases - tax positions in prior period	–	(3,087)
Gross increases - tax positions in current period	–	1,219
Gross decreases - tax positions in current period	–	–
Foreign exchange change effect	(541)	(1,914)
Unrecognized tax benefits at end of period	8,663	8,142
Less: TBNG liability held for sale	–	(63)
Unrecognized tax benefits at end of period	$8,663	$8,079

As of December 31, 2017, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Unremitted earnings

Our foreign subsidiaries generate earnings that are not subject to Turkish dividend withholding taxes so long as they are permanently reinvested in our operations in Turkey. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to Turkish dividend withholding taxes. Prior to fiscal year 2015, we asserted that the undistributed earnings of our foreign Turkish subsidiaries were permanently reinvested.

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of the 2017 Notes in the aggregate principal amount of $55.0 million in 2015 (see Note 9 “Loans payable”), management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet corporate cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015, we withdrew the permanent reinvestment assertion on 135.2 million TRY of cumulative earnings generated by certain of our Turkish foreign subsidiaries through fiscal year 2015. We provided for Turkish dividend withholding taxes on the 135.2 million TRY of cumulative undistributed foreign Turkish earnings, resulting in the recognition of a deferred tax liability. Although the 2017 Notes were paid off  on July 3, 2017 (see Note 9 “Loans Payable”), due to our obligation to pay dividends on our Series A Preferred Shares issued on November 4, 2016 (see Note 5 “Series A Preferred Shares”), as of December 31, 2017 and 2016, we maintain the same position, and we provided for Turkish dividend, withholding taxes on 242.1 million and 201.3 million TRY, respectively, of cumulative undistributed foreign Turkish earnings, resulting in an additional increase in our deferred tax liability.

There is no certainty as to the timing of when such Turkish foreign earnings will be distributed in whole or in part.

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following tables:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the year ended December 31, 2017
Total revenues	$–	$56,639	$–	$56,639
Production	36	12,136	77	12,249
Exploration, abandonment, and impairment	–	934	–	934
Cost of purchased gas	–	568	–	568
Seismic and other exploration	–	4,723	–	4,723
General and administrative	6,739	5,729	349	12,817
Depreciation, depletion and amortization	188	16,737	–	16,925
Accretion of asset retirement obligations	–	169	21	190
Total costs and expenses	6,963	40,996	447	48,406
Operating (loss) income	(6,963)	15,643	(447)	8,233
Loss on sale of TBNG	(15,226)	–	–	(15,226)
Interest and other expense	(7,794)	(1,044)	–	(8,838)
Interest and other income	250	847	1	1,098
Loss on commodity derivative contracts	–	(1,852)	–	(1,852)
Foreign exchange gain (loss)	365	(2,239)	13	(1,861)
(Loss) income from continuing operations before income taxes	(29,368)	11,355	(433)	(18,446)
Income tax expense	–	(5,429)	–	(5,429)
Net loss from continuing operations	$(29,368)	$5,926	$(433)	$(23,875)
Total assets at December 31, 2017	$61,167	$109,699	$(10,216)	$160,650
Capital expenditures for the year ended December 31, 2017	$–	$15,854	$–	$15,854
For the year ended December 31, 2016
Total revenues	$–	$68,595	$–	$68,595
Production	–	12,293	75	12,368
Exploration, abandonment, and impairment	1,417	4,546	–	5,963
Cost of purchased gas	–	4,418	–	4,418
Seismic and other exploration	–	91	13	104
General and administrative	8,170	7,948	202	16,320
Depreciation, depletion and amortization	264	28,761	–	29,025
Accretion of asset retirement obligations	–	354	19	373
Total costs and expenses	9,851	58,411	309	68,571
Operating (loss) income	(9,851)	10,184	(309)	24
Interest and other expense	(8,633)	(3,208)	–	(11,841)
Interest and other income	656	1,888	2	2,546
Loss on commodity derivative contracts	–	(3,257)	–	(3,257)
Foreign exchange gain (loss)	428	(4,293)	(6)	(3,871)
(Loss) income from continuing operations before income taxes	(17,400)	1,314	(313)	(16,399)
Income tax expense	–	(6,046)	–	(6,046)
Net loss from continuing operations	$(17,400)	$(4,732)	$(313)	$(22,445)
Total assets at December 31, 2016	$17,007	$153,560	$609	$171,176	(1)
Capital expenditures for the year ended December 31, 2016	$–	$10,186	$–	$10,186
For the year ended December 31, 2015
Total revenues	$–	$85,064	$–	$85,064
Production	–	12,804	69	12,873
Exploration, abandonment, and impairment	–	17,778	3,766	21,544
Cost of purchased gas	–	2,082	–	2,082

Seismic and other exploration	55	264	51	370

General and administrative	12,729	11,132	277	24,138
Depreciation, depletion and amortization	306	37,401	–	37,707
Accretion of asset retirement obligations	–	350	18	368
Total costs and expenses	13,090	81,811	4,181	99,082
Operating (loss) income	(13,090)	3,253	(4,181)	(14,018)
Interest and other expense	(7,383)	(5,694)	–	(13,077)
Interest and other income	354	500	1	855
Gain on commodity derivative contracts	–	27,457	–	27,457
Foreign exchange loss	(58)	(5,589)	(6)	(5,653)
(Loss) income from continuing operations before income taxes	(20,177)	19,927	(4,186)	(4,436)
Income tax expense	–	(22,229)	–	(22,229)
Net loss from continuing operations	$(20,177)	$(2,302)	$(4,186)	$(26,665)
Total assets at December 31, 2015	$14,205	$197,944	$601	$212,750	(2)

Capital expenditures for the year ended December 31, 2015	$163	$22,262	$41	$22,466

(1)	Excludes assets of TBNG of $25.2 million at December 31, 2016.
(2)	Excludes assets of TBNG and our discontinued Albanian and Moroccan operations of $85.4 million at December 31, 2015.

13. Financial instruments

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, European Union Euro, and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At December 31, 2017, we had 4.0 million TRY (approximately $1.1 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including but not limited to, supply and demand. At December 31, 2017 and 2016, we were a party to commodity derivative contracts.

Concentration of credit risk

The majority of our receivables are within the oil and natural gas industry, primarily from our industry partners and from government agencies. Included in receivables are amounts due from Turkiye Petrolleri Anonim Ortakligi (“TPAO”), the national oil company of Turkey, Zorlu Dogal Gaz Ithalat Ihracat ve Toptan Ticaret A.S. (“Zorlu”), a privately owned natural gas distributor in Turkey, and TUPRAS, which purchase the majority of our oil and natural gas production. The receivables are not collateralized. To date, we have experienced minimal bad debts and have no allowance for doubtful accounts for TUPRAS. The majority of our cash and cash equivalents are held by three financial institutions in the United States and Turkey.

Fair value measurements

Cash and cash equivalents, receivables, notes receivable, accounts payable, accrued liabilities and the ANBE Note were each estimated to have a fair value approximating the carrying amount at December 31, 2017 and 2016 due to the short maturity of those instruments.

The financial assets and liabilities measured on a recurring basis at December 31, 2017 and 2016 consisted of our commodity derivative contracts. Fair values for options are based on counterparty market prices. The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are verified by us using analytical tools. There are no performance obligations related to the collar contracts purchased to hedge our oil production.

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

At December 31, 2017, the fair value of the 2017 Term Loan and 2016 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.  At December 31, 2017, the carrying value approximated the fair value for the 2017 Term Loan and 2016 Term Loan.  The following table summarizes the valuation of our financial liabilities as of December 31, 2017:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$–	$(2,215)	$–	$(2,215)
Disclosed but not carried at fair value
Liabilities:
2017 Term Loan	–	–	(16,613)	(16,613)
2016 Term Loan	–	–	(7,866)	(7,866)
Total	$–	$(2,215)	$(24,479)	$(26,694)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2016:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$–	$(838)	$–	$(838)
Disclosed but not carried at fair value
Liabilities:
2016 Term Loan	–	–	(22,500)	(22,500)
2017 Notes	–	–	(13,554)	(13,554)
Total	$–	$(838)	$(36,054)	$(36,892)

14. Commitments

Our aggregate annual commitments, other than our loans payable, as of December 31, 2017 were as follows:

	Payments Due By Year
	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Series A Preferred Shares dividends (1)	$43,348	$5,526	$5,526	$5,526	$5,526	$5,526	$15,718
Interest	1,787	1,371	416	-	-	-	-
Leases	1,507	789	293	206	211	8	-
Total	$46,642	$7,686	$6,235	$5,732	$5,737	$5,534	$15,718

(1)

Dividends on the Series A Preferred Shares may be paid by us, in our sole discretion, in cash at a rate of 12% per annum or in common shares at a rate of 16% per annum or in a combination of cash and common shares.  The amounts in the table assume that we pay all future dividend payments solely in cash.

(2)	The 2017 Term Loan bears no interest, and has no payments due, until July 2018

Normal operations purchase arrangements are excluded from the table as they are discretionary or being performed under contracts which are cancelable immediately or with a 30-day notice period.

We lease office space in Dallas, Texas, Bulgaria, and Turkey. We also lease apartments in Turkey, as well as operations yards in Turkey. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $1.4 million and $1.8 million, respectively.

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

Morocco

During 2012, we were notified that the Moroccan government may seek to recover approximately $5.5 million in contractual obligations under our Tselfat exploration permit work program. In February 2013, the Moroccan government drew down our $1.0 million bank guarantee that was put in place to ensure our performance of the Tselfat exploration permit work program. Although we believe that the bank guarantee satisfies our contractual obligations, we recorded $5.0 million in accrued liabilities relating to our Tselfat exploration permit during 2012 for this contingency.  In September 2016, management determined that, because it had received no communication from the Moroccan government since early 2013, the probability of payment of this contingency is remote, and therefore we reversed the $6.0 million in contingent liabilities previously classified as liabilities held for sale.

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

In October 2015, the Bulgarian Ministry of Energy and Economy filed a suit against our subsidiary, Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming a $200,000 penalty for Direct Bulgaria’s alleged failure to fulfill the work program associated with the Aglen exploration permit. Direct Bulgaria received a force majeure recognition in 2012 from the Bulgarian Ministry of Energy and Economy, and the force majeure event has not been rectified. While we believe that Direct Bulgaria is not under any obligation to fulfill the work program until the force majeure event is rectified and continue to vigorously defend this claim, we continue to engage in discussions with the Ministry of Energy and Economy regarding settlement possibilities.

16. Related party transactions

Series A Preferred Shares transactions

On November 4, 2016, we issued 921,000 Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes (the “Exchange Offer”), and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes (the “Offering”).  In the Exchange Offer, Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse exchanged $10.0 million of the 2017 Notes for 200,000 Series A Preferred Shares; Dalea Partners, LP (“Dalea”), an affiliate of Mr. Mitchell, exchanged $2.1 million of the 2017 Notes for 41,000 Series A Preferred Shares; and trusts benefitting Mr. Mitchell’s four adult children each exchanged $2.0 million of the 2017 Notes for 40,000 Series A Preferred Shares.  In the Offering, the Pinon Foundation purchased 5,000 Series A Preferred Shares for $250,000; and each of Mr. Mitchell’s four adult children purchased 1,000 Series A Preferred Shares for $50,000.  Pinon Foundation subsequently sold its Series A Preferred Shares to Longfellow Energy, LP, an affiliate of Mr. Mitchell. For more information see Note 5 “Series A Preferred Shares”.

Equity transactions

On December 31, 2014, April 24, 2015 and August 13, 2015, we issued 134,169, 134,168 and 134,168 Warrants, respectively, to Mr. Mitchell and 23,333, 23,333 and 23,333 Warrants, respectively, to each of Mr. Mitchell’s children, as shareholders of Gundem, as consideration for the pledge of Turkish real estate in exchange for an extension of the maturity date of a credit agreement between us and a Turkish bank. As consideration for the pledge of Turkish real estate, the independent members of our board of directors approved the issuance of the Warrants to be allocated in accordance with each shareholder’s ownership percentage of Gundem.  The Warrants were issued pursuant to a warrant agreement, whereby the Warrants were immediately exercisable and entitled the holder to purchase one common share for each Warrant.  The Warrants issued in December 2014, April 2015 and August 2015 an exercise price of $5.99, $5.65 and $2.99 per share, respectively.  The Warrants expired, unexercised, pursuant to their terms on January 6, 2018.

On June 30, 2016, we issued an aggregate of 5,773,305 common shares in private placements under the Securities Act. Of the 5,773,305 common shares, (i) 1,974,452 common shares were issued to Dalea, the trusts of Mr. Mitchell’s four adult children and Pinon Foundation, at their election to receive common shares in lieu of cash interest on the 2017 Notes; (ii) 355,826 common shares were issued to ANBE in lieu of cash interest on the ANBE Note and (iii) 814,627 common shares were issued to Dalea and the trusts of Mr. Mitchell’s four adult children for cash, which was used to pay cash interest to certain holders of the 2017 Notes (see Note 10 “Shareholders’ equity”).

On December 5, 2016, Randy Rochman, chief executive officer of West Family Investments, and Jonathon Fite, co-owner of the general partner of KMF Investment Partners, LP, were appointed to our board of directors. Randy Rochman and KMF Investment Partners, LP held, and currently hold, 15,000 and 69,000 Series A Preferred Shares, respectively. On March 31, 2017, these 84,000 shares ($4.2 million in value) were re-classified to related party.

On October 2, 2017, we issued an aggregate of 2,591,384 common shares to holders of the Series A Preferred Shares as payment of the September 30, 2017 quarterly dividend on the Series A Preferred Shares (see Note 10 “Shareholder’s Equity”). Of the 2,591,384 common shares, 1,156,419 common shares were issued to Dalea, the trusts of Mr. Mitchell’s four children and Pinon Foundation, a nonprofit entity controlled by Mrs. Mitchell.

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

Pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into the Amended Note, which amended and restated the Original Note that was issued in connection with our sale of our former subsidiaries, Viking International and Viking Geophysical Services Ltd. (“Viking Geophysical”) to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012. In the Amended Note, we and Dalea acknowledged that (i) while the sale of Dalea’s interest in Viking Services B.V., the beneficial owner of Viking International, VOS and Viking Geophysical (“Viking Services”) enabled us to take the position that the Original Note was accelerated in accordance with its terms, the principal purpose of including the acceleration events in the Original Note was to ensure that certain oilfield services provided by Viking Services to us would continue to be available to us, and (ii) such services will now be provided pursuant to the master services agreement between Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”) and us (the “PSIL MSA”).  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. As a result, the Amended Note revised the events triggering acceleration of the repayment of the Original Note to the following: (i) a reduction of ownership by Dalea (and other controlled affiliates of Mr. Mitchell) of equity interest in PSIL to less than 50%; (ii) the sale or transfer by Dalea or PSIL of all or substantially all of its assets to any person (a “Transferee”) that does not own a controlling interest in Dalea or PSIL and is not controlled by Mr. Mitchell (an “Unrelated Person”), or the subsequent transfer by any Transferee that is not an Unrelated Person of all or substantially all of its assets to an Unrelated Person; (iii) the acquisition by an Unrelated Person of more than 50% of the voting interests of Dalea or PSIL; (iv) termination of the PSIL MSA other than as a result of an uncured default thereunder by TEMI; (v) default by PSIL under the PSIL MSA, which default is not remedied within a period of 30 days after notice thereof to PSIL; and (vi) insolvency or bankruptcy of PSIL. The maturity date of the Amended Note was extended to June 13, 2019. The interest rate on the Amended Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell.  The Amended Note contains customary events of default.

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

As of December 31, 2017, the amount receivable under the Amended Note was $6.7 million.

Pledge fee agreements

In connection with the pledge of the Gundem real estate and Muratli real estate to DenizBank as collateral for the 2016 Term Loan, on August 31, 2016, we entered into a pledge fee agreement with Gundem (the “Gundem Fee Agreement”) pursuant to which we pay Gundem a fee equal to 5% per annum of the collateral value of the Gundem real estate and Muratli real estate.  Pursuant to the Gundem Fee Agreement, the Gundem real estate has a deemed collateral value of $10.0 million and the Muratli real estate has a deemed collateral value of $5.0 million.

In connection with the pledge of certain Diyarbakir real estate to DenizBank as collateral for the 2016 Term Loan, on August 31, 2016, we entered into a pledge fee agreement with Messrs. Mitchell and Uras (the “Diyarbakir Fee Agreement”) pursuant to which we pay Messrs. Mitchell and Uras a fee of 5% per annum of the collateral value of the Diyarbakir real estate.  Pursuant to the Diyarbakir Fee Agreement, the Diyarbakir real estate has a deemed collateral value of $5.0 million.

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement will be used to reduce the outstanding principal amount of the Amended Note.  During the year ended December 31, 2017 and 2016, we reduced the principal amount of the Amended Note by $0.6 million and $0.2 million, respectively, for amounts earned under the pledge fee agreements.

Service transactions

Effective May 1, 2008, we entered into a service agreement, as amended (the “Service Agreement”), with Longfellow Energy, LP (“Longfellow”), Viking Drilling LLC (“Viking Drilling”), MedOil Supply, LLC and Riata Management, LLC (“Riata Management”).

Mr. Mitchell and his wife own 100% of Riata Management. In addition, Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Riata Management owns 100% of MedOil Supply, LLC. Dalea owns 100% of Viking Drilling. Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis.

On June 13, 2012, we entered into separate master services agreements with each of Viking International, Viking Petrol Sahasi Hizmetleri AS (“VOS”) and Viking Geophysical in connection with the sale of our oilfield services business to a joint venture owned by Dalea and funds managed by Abraaj Investment Management Limited. Pursuant to the master services agreements with Viking International and VOS, we are entitled to receive certain oilfield services and materials, including, but not limited to, drilling rigs and fracture stimulation that are needed for our operations in Bulgaria and Turkey. Pursuant to the master services agreement with Viking Geophysical, we are also entitled to receive geophysical services and materials that are needed for our operations in those countries. Each master services agreement is for a five-year term, with automatic one-year extensions absent notice of termination from either party. Currently, we can contract for services and materials on a firm basis and, to the extent that we do not contract for all of their services or materials, Viking International, VOS and Viking Geophysical are allowed to contract with third parties for any remaining capacity.

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interest in Viking Services to a third party. As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment is owned and operated by PSIL. PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, we entered into the PSIL MSA on substantially similar terms to our prior master services agreements with Viking International, VOS and VGS. Pursuant to the PSIL MSA, PSIL will perform services on behalf of TEMI and its affiliates.  The master services agreements with each of Viking International, VOS and Viking Geophysical currently remain in effect.

On June 26, 2017, and effective as of January 1, 2017, our wholly owned subsidiary, TransAtlantic USA entered into an Amended and Restated Office Lease (the “Office Lease”) with Longfellow to lease approximately 10,000 square feet of corporate office space in Addison, Texas. The initial lease term under the Office Lease commenced on January 1, 2017 (the “Commencement Date”), and expires five years after the Commencement Date, unless earlier terminated in accordance with the Office Lease. TransAtlantic USA has the option to extend the lease term for two additional periods of five years each. If TransAtlantic USA exercises its option to extend the lease term, the monthly rent payable during such extended term shall be at a mutually agreed upon amount for monthly rent during the renewal term. During the first five months of the initial lease term, TransAtlantic USA is required to pay monthly rent of $14,745.16 to Longfellow, plus utilities, real property taxes and liability insurance (to the extent that TransAtlantic does not obtain its own liability insurance). Monthly rent increases by $2,754.84 the sixth month of the initial lease term, by $833.33 the second year of the initial lease term and by approximately $417 each year thereafter during the initial lease term.

On March 20, 2017, we entered into a second amendment to the Master Services Agreement among us and Longfellow Energy, LP, a Texas limited partnership, Viking Drilling, LLC, a Nevada limited liability company, RIATA Management, LLC, an Oklahoma limited liability company, Longfellow Nemaha, LLC, a Texas limited liability company, Red Rock Minerals, LP, a Delaware limited partnership, Red Rock Advisors, LLC,  a Texas limited liability company, Production Solutions International Limited , a Bermuda exempted company, and Nexlube Operating, LLC, a Delaware limited liability company, and their subsidiaries (collectively, the “Riata Entities”), adding and removing certain of the Riata Entities and expanding the scope of services.  As this agreement is a related party transaction, the independent members of the Board of Directors reviewed and approved this amendment.

For the years ended December 31, 2017 and 2016, we incurred capital and operating expenditures of $9.3 million and $7.0 million, respectively, related to our various related party agreements.

ANBE Note

On December 30, 2015, TransAtlantic USA entered into the $5.0 million Note with ANBE, an entity owned by the children of our chairman and chief executive officer, N. Malone Mitchell, 3rd, and controlled by an entity managed by Mr. Mitchell and his wife. The ANBE Note bears interest at a rate of 13.0% per annum.  On December 30, 2015, we borrowed the Initial Advance of $3.6 million for general corporate purposes.  On June 30, 2016, we issued 355,826 common shares in a private placement to ANBE in lieu of paying cash interest on the ANBE Note.

On October 31, 2016, TransAtlantic USA entered into an amendment of the ANBE Note with ANBE (the “ANBE Amendment”).  The ANBE Amendment extended the maturity date of the ANBE Note from October 31, 2016 to September 30, 2017, provided for the ANBE Note to be repaid in four quarterly installments of $0.9 million each in December 2016 and March, June and September 2017, and provided for monthly payments of interest.

On February 27, 2017, we repaid the ANBE Note in full and terminated it with proceeds from the sale of TBNG.

The following table summarizes related party accounts receivable and accounts payable as of December 31, 2017 and December 31, 2016:

	2017	2016
	(in thousands)
Related party accounts receivable:
Riata Management Service Agreement	$576	$528
PSIL MSA	447	234
Total related party accounts receivable	$1,023	$762
Related party accounts payable:
Riata Management Service Agreement	$341	$346
PSIL MSA	2,119	1,315
Interest payable on Series A Preferred Shares	681	183
Total related party accounts payable	$3,141	$1,844

17. Assets and liabilities held for sale and discontinued operations

TBNG assets and liabilities held for sale

On October 13, 2016, we entered into a share purchase agreement (the “Purchase Agreement”) with Valeura Energy Netherlands B.V. (“Valeura”) for the sale of all of the equity interests in TBNG, our wholly-owned subsidiary. TBNG owned a portion our interests in the Thrace Basin area in Turkey.

We classified the assets and liabilities of TBNG within the captions “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheets as of December 31, 2016.  Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it did not meet the requirements to classify its operations as discontinued as the sale was not considered a strategic shift in our operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented.

On February 24, 2017, we closed on the sale of TBNG for gross proceeds of $20.7 million and net cash proceeds of $16.1 million, effective as of March 31, 2016. The purchase price was subject to post-closing adjustments, and we agreed to escrow $3.1 million of the purchase price for 30 days to satisfy any agreed upon purchase price adjustments.  We agreed to a $0.2 million reduction to the purchase price, and on April 10, 2017, we collected $2.9 million of the escrowed funds.

For the year ended December 31, 2017, we recorded a non-cash net loss of $15.2 million on the sale of TBNG.  The loss related to the reclassification of the TBNG accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity.  The calculation of the loss on sale is presented below:

Loss on Sale
(in thousands)
Total cash proceeds for TBNG	$20,707
Less: TBNG net assets	12,869
Gain on sale before accumulated foreign currency translation adjustment	7,838
Less: TBNG accumulated foreign currency translation adjustment	(23,064)
Net loss on sale of TBNG	$(15,226)

Discontinued operations in Albania

As of December 31, 2015, we classified our Albania segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

In February 2016, we sold all of the outstanding equity in our wholly-owned subsidiary, Stream Oil & Gas Ltd. (“Stream”), to GBC Oil Company.  We have presented the Albanian segment operating results as discontinued operations for the year ended December 31, 2016.

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

Assets and liabilities held for sale

The assets and liabilities held for sale at December 31, 2016 are as shown below.  As a result of the divestiture of all of our Albanian oil and gas assets and the reassessment of the Moroccan contingent liabilities, there were no remaining assets or liabilities held for sale at December 31, 2017 or 2016 for Albania or Morocco. As a result of the TBNG sale, there were no remaining assets or liabilities held for sale at December 31, 2017 for TBNG.

	TBNG	Albania	Total Held for Sale
			(in thousands)
For the year ended December 31, 2016
Assets
Cash	$1,551	$–	$1,551
Other current assets	7,511	–	7,511
Property and equipment, net	16,155	–	16,155
Total current assets held for sale	$25,217	$–	$25,217

Liabilities
Accounts payable and other accrued liabilities	$11,240	$–	$11,240
Deferred tax liability	4,698	–	4,698
Total current liabilities held for sale	$15,938	$–	$15,938

We had no assets or liabilities held for sale at December 31, 2017.

TransAtlantic Albania was a party to a term loan facility with Raiffeisen (the “Term Loan Facility”).  The loan was scheduled to mature on December 31, 2016 and bore interest at the rate of LIBOR plus 5.5%, with a minimum interest rate of 7.0%. TransAtlantic Albania was required to pay 1/16th of the total commitment each quarter on the last business day of each of March, June, September and December each year. The loan was guaranteed by TransAtlantic Albania’s parent company, Stream. TransAtlantic Albania could prepay the loan at its option in whole or in part, subject to a 3.0% penalty plus breakage costs.  The Term Loan Facility was secured by substantially all of the assets of TransAtlantic Albania.

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

For the year ended December 31, 2017, we had no operating results from discontinued operations.

Our operating results from discontinued operations for the years ended December 31, 2016 and 2015 are summarized as follows:

	Albania	Morocco	Total
	(in thousands)
For the year ended December 31, 2016
Total revenues	$626	$-	$626
Production and transportation expense	1,138	-	1,138
Total other costs and expenses	561	-	561
Total other income	10,168	6,903	17,071
Income before income taxes	9,095	6,903	15,998
Income tax benefit	204	-	204
Income from discontinued operations	$9,299	$6,903	$16,202
For the year ended December 31, 2015
Total revenues	$8,565	$-	$8,565
Production and transportation expense	11,615	-	11,615
Exploration, abandonment and impairment	86,577	-	86,577
Total other costs and expenses	9,229	5	9,234
Total other income	1,819	-	1,819
Loss before income taxes	(97,037)	(5)	(97,042)
Income tax benefit	16,169	-	16,169
Loss from discontinued operations	$(80,868)	$(5)	$(80,873)

18. Subsequent events

On January 4, 2018 and January 10, 2018, we entered into new costless collars with DenizBank to hedge an additional 450 and 500 Bbl/day, respectively, of our oil production in Turkey.

On January 6, 2018, 700,000 Warrants issued to Mr. Mitchell and certain other related parties who are shareholders of Gundem expired, unexercised, pursuant to their terms.

On January 16, 2018, a strategic committee of the board of directors engaged Tudor Pickering Holt & Co. to act as financial advisor to market the Company. There is no assurance that the strategic alternatives process will result in the Company completing a sale of the Company or its assets.

TRANSATLANTIC PETROLEUM LTD.

Supplemental Information

(unaudited)

Supplemental quarterly financial data (unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2017 and 2016.

	Three Months Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
For the year ended December 31, 2017:
Revenues	$16,436	$12,341	$12,675	$15,187
Net loss from continuing operations	(16,049)	566	(4,353)	(4,039)
Net income (loss) from discontinued operations	-	-	-	-
Net (loss) income	(16,049)	566	(4,353)	(4,039)
Comprehensive (loss) income	4,870	2,698	(5,576)	(10,317)
Basic and diluted net (loss) income per common share from continuing operations	$(0.34)	$0.01	$(0.09)	$(0.08)
Basic and diluted net (loss) income per common share from discontinuing operations	$-	$-	$-	$0.00
Basic and diluted net (loss) income per common share	$(0.34)	$0.01	$(0.09)	$(0.08)
For the year ended December 31, 2016:
Revenues	$15,566	$17,698	$16,659	$18,672
Net loss from continuing operations	(5,566)	(6,544)	(4,636)	(5,699)
Net income (loss) from discontinued operations	15	(118)	16,305	-
Net (loss) income	(5,551)	(6,662)	11,669	(5,699)
Comprehensive (loss) income	(2,577)	(8,927)	7,683	(21,148)
Basic and diluted net (loss) income per common share from continuing operations	$(0.14)	$(0.16)	$(0.10)	$(0.12)
Basic and diluted net (loss) income per common share from discontinuing operations	$0.00	$(0.00)	$0.35	$0.00
Basic and diluted net (loss) income per common share	$(0.14)	$(0.16)	$0.25	$(0.12)

(1)

The sum of the individual quarterly net (loss) income amounts per share may not agree with full year net (loss) income per share as each quarterly computation is based on the net income or loss for that quarter and the weighted-average number of shares outstanding during that quarter.

Supplemental oil and natural gas reserves information (unaudited)

As required by the FASB and the SEC, the standardized measure of discounted future net cash flows (the “Standardized Measure”) presented below is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10% to proved reserves. We do not believe the Standardized Measure provides a reliable estimate of our expected future cash flows to be obtained from the development and production of its oil and natural gas properties or of the value of its proved oil and natural gas reserves. The Standardized Measure is prepared on the basis of certain prescribed assumptions including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year-to-year as prices change.

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

Proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. We engaged DeGolyer & MacNaughton to prepare our reserves estimates in Turkey and Bulgaria.

The following unaudited schedules are presented in accordance with required disclosures about oil and natural gas producing activities to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies.

All of our proved reserves are located in Turkey and all prices are held constant in accordance with SEC rules. As of December 31, 2016, we have classified TBNG’s assets and liabilities as held for sale.  As of December 31, 2015, we have classified our Albania segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.

Oil and natural gas prices used to estimate reserves were computed by applying the volume-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2017, 2016 and 2015. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12-Month
	Average Price
	Oil	Natural Gas
	per (Bbl)	per (Mcf)
Turkey
2017	$47.57	$3.98
2016	$37.22	$5.71
2015	$48.65	$7.65

Albania
2017	$-	$-
2016	$44.42	$7.50
2015	$38.77	$7.37

The following table sets forth our estimated net proved reserves, including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Turkey	Albania(1)	TBNG(2)	Total
	Oil (Mbbls)
Total proved reserves
December 31, 2014	14,241	14,260	164	28,665
Extensions and discoveries	362	-	-	362
Revisions of previous estimates	(2,525)	(9,771)	(7)	(12,303)
Sales volumes	(1,417)	(231)	(3)	(1,651)
December 31, 2015	10,661	4,258	154	15,073
Revisions of previous estimates	3,443	-	(149)	3,294
Sale of reserves	-	(4,206)	-	(4,206)
Sales volumes	(1,374)	-	(2)	(1,376)
December 31, 2016	12,730	52	3	12,785
Revisions of previous estimates	3,156	(52)	-	3,104
Sale of reserves	-	-	(2)	(2)
Sales volumes	(1,103)	-	(1)	(1,104)
December 31, 2017	14,783	-	-	14,783

Proved developed reserves
December 31, 2015:
Proved developed producing	4,377	2,096	5	6,478
Proved developed non-producing	1,141	1,989	75	3,205
Total	5,518	4,085	80	9,683
December 31, 2016:
Proved developed producing	4,241	-	3	4,244
Proved developed non-producing	544	8	-	552
Total	4,785	8	3	4,796
December 31, 2017:
Proved developed producing	3,998	-	-	3,998
Proved developed non-producing	217	-	-	217
Total	4,215	-	-	4,215
Proved undeveloped reserves

As of December 31, 2015	5,143	173	74	5,390
As of December 31, 2016	7,945	44	-	7,989
As of December 31, 2017	10,568	-	-	10,568

	Turkey	Albania(1)	TBNG(2)	Total
	Gas (Mmcf)
Total proved reserves
December 31, 2014	5,767	8,249	10,487	24,503
Extensions and discoveries	-	-	-	-
Revisions of previous estimates	686	(2,722)	1,398	(638)
Sales volumes	(602)	-	(1,889)	(2,491)
December 31, 2015	5,851	5,527	9,996	21,374
Revisions of previous estimates	(190)	-	23	(167)
Sale of reserves	-	(4,116)	-	(4,116)
Sales volumes	(449)	-	(982)	(1,431)
December 31, 2016	5,212	1,411	9,037	15,660
Revisions of previous estimates	(742)	(1,411)	-	(2,153)
Sale of reserves	-	-	(8,973)	(8,973)
Sales volumes	(312)	-	(64)	(376)
December 31, 2017	4,158	-	-	4,158

Proved developed reserves
December 31, 2015:
Proved developed producing	2,238	-	2,864	5,102
Proved developed non-producing	1,749	935	1,925	4,609
Total	3,987	935	4,789	9,711
December 31, 2016:
Proved developed producing	1,886	-	1,927	3,813
Proved developed non-producing	1,519	233	1,911	3,663
Total	3,405	233	3,838	7,476
December 31, 2017:
Proved developed producing	1,671	-	-	1,671
Proved developed non-producing	1,206	-	-	1,206
Total	2,877	-	-	2,877

Proved undeveloped reserves
As of December 31, 2015	1,864	4,592	5,207	11,663
As of December 31, 2016	1,807	1,178	5,199	8,184
As of December 31, 2017	1,281	-	-	1,281

(1)	As of December 31, 2015, we classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.
(2)

Consists of amounts related to our TBNG assets that were sold in February 2017.  As of December 31, 2016, our TBNG assets and liabilities were classified as held for sale.  DeGolyer and MacNaughton did not evaluate the TBNG properties for December 31, 2016.

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “Item 2. Properties--Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2017, our estimated proved reserves were 15,476 Mboe, an increase of 80 Mboe, or .52%, compared to 15,396 Mboe at December 31, 2016.  This increase was primarily attributable to a revision of estimated recoveries from existing and planned wells. Proved reserves decreased by sales volumes of 1,167 Mboe, consisting of 1,104 Mbbls of oil and 376 Mmcf of natural gas, partially offset by the sale of Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) reserves of 1,510 Mboe. The estimated undiscounted capital costs associated with our proved reserves in Turkey is $163.3 million.

Proved Undeveloped Reserves

At December 31, 2017, our estimated proved undeveloped reserves, were 10,781 Mboe, an increase of 1,428 Mboe, or 15.3%, compared to 9,353 Mboe at December 31, 2016. The increase in proved undeveloped reserves was primarily due to a combination of additional planned wells for the Bahar oil field and type curve revisions attributable to improved production performance in the Selmo and Bahar oil fields. The increase was partially offset by the sale of TBNG proved undeveloped reserves of 867 Mboe. All of our proved undeveloped reserves as of December 31, 2017 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve.  The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $163.3 million.

The proved undeveloped reserves assume development costs will be funded from future cash flows from operations and financing activities, which may not be sufficient or available at commercially economic terms and could impact the timing of these development activities.

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2017, 2016 and 2015 are shown in the table below.  In our calculation of Standardized Measure, we have utilized statutory tax rates of 20% and 50% for Turkey and Albania, respectively.  DeGolyer and MacNaughton did not estimate the Standardized Measure or future income tax expense.

	Turkey	Albania(1)	TBNG(2)	Total
	(in thousands)
As of and for the year ended December 31, 2017
Future cash inflows	$720,106	$-	$-	$720,106
Future production costs	(144,871)	-	-	(144,871)
Future development costs	(163,315)	-	-	(163,315)
Future income tax expense	(54,409)	-	-	(54,409)
Future net cash flows	357,511	-	-	357,511
10% annual discount for estimated timing of cash flows	(130,378)	-	-	(130,378)
Standardized measure of discounted future net cash flows related to proved reserves	$227,133	$-	$-	$227,133
As of and for the year ended December 31, 2016
Future cash inflows	$504,191	$12,922	$65,247	$582,360
Future production costs	(118,632)	(4,420)	(7,012)	(130,064)
Future development costs	(166,253)	(5,000)	(24,555)	(195,808)
Future income tax expense	(12,395)	-	(4,070)	(16,465)
Future net cash flows	206,911	3,502	29,610	240,023
10% annual discount for estimated timing of cash flows	(80,373)	(2,764)	(11,952)	(95,089)
Standardized measure of discounted future net cash flows related to proved reserves	$126,538	$738	$17,658	$144,934
As of and for the year ended December 31, 2015
Future cash inflows	$558,092	$205,829	$90,156	$854,077
Future production costs	(130,186)	(116,617)	(9,905)	(256,708)
Future development costs	(141,381)	(26,474)	(26,533)	(194,388)
Future income tax expense	(21,446)	-	(7,454)	(28,900)
Future net cash flows	265,079	62,738	46,264	374,081
10% annual discount for estimated timing of cash flows	(93,956)	(35,851)	(18,160)	(147,967)
Standardized measure of discounted future net cash flows related to proved reserves	$171,123	$26,887	$28,104	$226,114

(1)	As of December 31, 2015, we classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented.
(2)	Consists of amounts related to our TBNG assets that were sold in February 2017. As of December 31, 2016, our TBNG assets and liabilities were classified as held for sale.

Changes in the standardized measure of discounted future net cash flows

The following are the principal sources of changes in the Standardized Measure applicable to proved oil and natural gas reserves for the years ended December 31, 2017, 2016 and 2015.

	Turkey	Albania(1)	TBNG(2)	Total
	(in thousands)
For the year ended December 31, 2017
Standardized measure, January 1,	$126,538	$738	$17,658	$144,934
Net change in sales and transfer prices and in production (lifting) costs related to future production	83,470	-	-	83,470
Changes in future estimated development costs	(976)	-	-	(976)
Sales and transfers of oil and natural gas during the period	(42,830)	-	(480)	(43,310)
Net change due to sales of reserves	-	-	(17,178)	(17,178)
Net change due to revisions in quantity estimates	85,752	-	-	85,752
Previously estimated development costs incurred during the period	4,220	-	-	4,220
Accretion of discount	10,999	-	-	10,999
Other	(8,077)	(738)	-	(8,815)
Net change in income taxes	(31,963)	-	-	(31,963)
Standardized measure, December 31,	$227,133	$-	$-	$227,133
For the year ended December 31, 2016
Standardized measure, January 1,	$171,123	$26,887	$28,104	$226,114
Net change in sales and transfer prices and in production (lifting) costs related to future production	(75,216)	-	(7,696)	(82,912)
Changes in future estimated development costs	(25,496)	-	1,678	(23,818)
Sales and transfers of oil and natural gas during the period	(45,306)	36	(5,766)	(51,036)
Net change due to sales of reserves	-	(28,768)	-	(28,768)
Net change due to revisions in quantity estimates	81,546	-	(4,789)	76,757
Previously estimated development costs incurred during the period	6,959	-	-	6,959
Accretion of discount	15,115	2,017	2,683	19,815
Other	(9,818)	566	575	(8,677)
Net change in income taxes	7,631	-	2,869	10,500
Standardized measure, December 31,	$126,538	$738	$17,658	$144,934
For the year ended December 31, 2015
Standardized measure, January 1,	$498,357	$133,001	$40,724	$672,082
Net change in sales and transfer prices and in production (lifting) costs related to future production	(426,902)	(223,406)	(10,445)	(660,753)
Changes in future estimated development costs	44,004	52,914	687	97,605
Sales and transfers of oil and natural gas during the period	(56,387)	2,499	(13,456)	(67,344)
Net change due to extensions and discoveries	12,219	-	-	12,219
Net change due to revisions in quantity estimates	(79,900)	(96,727)	6,203	(170,424)
Previously estimated development costs incurred during the period	15,718	281	1,000	16,999
Accretion of discount	48,477	17,689	3,406	69,572
Other	10,270	(1,930)	(1,501)	6,839
Net change in income taxes	105,267	142,566	1,486	249,319
Standardized measure, December 31,	$171,123	$26,887	$28,104	$226,114

(1)

As of December 31, 2015, we classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented in our consolidated financial statements in this Annual Report on Form 10-K.

(2)	Consists of amounts related to our TBNG assets that were sold in February 2017. As of December 31, 2016, our TBNG assets and liabilities were classified as held for sale.

Costs incurred in oil and natural gas property acquisition, exploration and development

Costs incurred in oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	Turkey	Albania	Bulgaria	TBNG	Total
	(in thousands)
For the year ended December 31, 2017
Exploration	$11,568	$-	$-	$-	$11,568
Development	4,220	-	-	-	4,220
Total costs incurred	$15,788	$-	$-	$-	$15,788
For the year ended December 31, 2016
Exploration	$2,094	$-	$-	$3	$2,097
Development	6,959	-	-	-	6,959
Total costs incurred	$9,053	$-	$-	$3	$9,056
For the year ended December 31, 2015
Exploration	$6,312	$10,022	$-	$-	$16,334
Development	14,654	285	41	1,000	15,980
Total costs incurred	$20,966	$10,307	$41	$1,000	$32,314