Form 10-Q
period 2018-03-31
TRANSATLANTIC PETROLEUM LTD.
filed 2018-05-09
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 7, 2018, the registrant had 50,384,698 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,251	$18,926
Accounts receivable, net
Oil and natural gas sales	15,554	15,808
Joint interest and other	1,569	1,576
Related party	1,269	1,023
Prepaid and other current assets	4,957	3,866
Inventory	7,158	7,494
Total current assets	46,758	48,693
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	194,577	193,647
Unproved	19,359	24,445
Equipment and other property	14,223	14,075
	228,159	232,167
Less accumulated depreciation, depletion and amortization	(127,894)	(129,183)
Property and equipment, net	100,265	102,984
Other long-term assets:
Other assets	571	2,247
Note receivable - related party	6,507	6,726
Total other assets	7,078	8,973
Total assets	$154,101	$160,650
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,082	$4,853
Accounts payable - related party	4,554	3,141
Accrued liabilities (1)	11,131	10,014
Derivative liability	1,633	2,215
Asset retirement obligations - current	2	-
Loans payable	15,100	15,625
Total current liabilities	37,502	35,848
Long-term liabilities:
Asset retirement obligations less current portion	4,680	4,727
Accrued liabilities	8,721	8,810
Deferred income taxes	19,161	19,611
Loans payable	9,400	13,000
Total long-term liabilities	41,962	46,148
Total liabilities	79,464	81,996
Commitments and contingencies
Series A preferred shares, $0.01 par value, 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of March 31, 2018 and December 31, 2017, respectively	21,300	21,300
Series A preferred shares-related party, $0.01 par value, 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of March 31, 2018 and December 31, 2017, respectively	24,750	24,750
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 50,383,870 shares and 50,319,156 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	5,038	5,032
Treasury stock	(970)	(970)
Additional paid-in-capital	575,506	575,411
Accumulated other comprehensive loss	(127,109)	(124,766)
Accumulated deficit	(423,878)	(422,103)
Total shareholders' equity	28,587	32,604
Total liabilities, Series A preferred shares and shareholders' equity	$154,101	$160,650
(1)	Includes income tax payable of $6.7 million and $6.2 million at March 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2018	2017
Revenues:
Oil and natural gas sales	$16,661	$15,768
Sales of purchased natural gas	-	654
Other	265	14
Total revenues	16,926	16,436
Costs and expenses:
Production	2,869	3,087
Transportation and processing	1,193	-
Exploration, abandonment and impairment	40	106
Cost of purchased natural gas	-	568
Seismic and other exploration	159	15
General and administrative	3,337	3,590
Depreciation, depletion and amortization	4,459	4,497
Accretion of asset retirement obligations	46	48
Total costs and expenses	12,103	11,911
Operating income (loss)	4,823	4,525
Other income (expense):
Loss on sale of TBNG	-	(15,226)
Interest and other expense	(2,782)	(2,371)
Interest and other income	254	293
(Loss) gain on commodity derivative contracts	(725)	988
Foreign exchange (loss)	(2,058)	(2,123)
Total other expense	(5,311)	(18,439)
Loss from continuing operations before income taxes	(488)	(13,914)
Income tax expense	(1,287)	(2,135)
Net loss	(1,775)	(16,049)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,343)	20,919
Comprehensive income (loss)	$(4,118)	$4,870

Net loss per common share
Basic net loss per common share
Continuing operations	$(0.04)	$(0.34)
Weighted average common shares outstanding	50,374	47,298
Diluted net loss per common share
Continuing operations	$(0.04)	$(0.34)
Weighted average common and common equivalent shares outstanding	50,374	47,298

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	50,319	333	700	$5,032	$(970)	$575,411	$(124,766)	$(422,103)	$32,604
Expiration of warrants	-	-	(700)	$-	$-	$-	$-	$-	$-
Issuance of restricted stock units	64	-	-	6	-	(6)	-	-	-
Share-based compensation	-	-	-	-	-	101	-	-	101
Foreign currency translation adjustment	-	-	-	-	-	-	(2,343)	-	(2,343)
Net loss	-	-	-	-	-	-	-	(1,775)	(1,775)
Balance at March 31, 2018	50,383	333	0	$5,038	$(970)	$575,506	$(127,109)	$(423,878)	$28,587

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net loss	$(1,775)	$(16,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	101	136
Foreign currency loss (gain)	2,634	1,039
Loss (gain) on commodity derivative contracts	725	(988)
Cash settlement on commodity derivative contracts	(1,339)	-
Loss on sale of TBNG	-	15,226
Amortization on loan financing costs	10	37
Deferred income tax expense	767	1,251
Exploration, abandonment and impairment	40	106
Depreciation, depletion and amortization	4,459	4,497
Accretion of asset retirement obligations	46	48
Changes in operating assets and liabilities:
Accounts receivable	(548)	(1,665)
Prepaid expenses and other assets	(1,091)	(1,151)
Accounts payable and accrued liabilities	3,781	(628)
Net cash provided by operating activities	7,810	1,859
Investing activities:
Additions to oil and natural gas properties	(6,337)	(6,383)
Additions to equipment and other properties	(677)	(155)
Proceeds from the sale of TBNG	-	17,779
Net cash provided by (used in) investing activities	(7,014)	11,241
Financing activities:
Tax withholding on restricted share units	-	(35)
Loan repayment	(4,125)	(8,650)
Loan repayment - related party	-	(2,694)
Net cash used in financing activities	(4,125)	(11,379)
Effect of exchange rate on cash flows, cash equivalents, and restricted cash	(716)	(369)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,045)	1,352
Cash, cash equivalents and restricted cash, beginning of period (1)	20,431	15,071
Cash, cash equivalents and restricted cash, end of period (2)	$16,386	$16,423
Supplemental disclosures:
Cash paid for interest	$3,104	$2,713
Cash paid for taxes	$657	$989

(1)

The beginning of period balance at December 31, 2016 includes cash and cash equivalents of $10 million, restricted cash of $3.5 million in other assets and TBNG cash held for sale of $1.6 million.  The beginning of period balance at December 31, 2017 includes cash and cash equivalents of $18.9 million and restricted cash of $1.5 million in other assets

(1)

The end of period balance at March 31, 2017 includes cash and cash equivalents of $15.3 million and restricted cash of $1.1 million in other assets. The end of period balance at March 31, 2018 includes cash and cash equivalents of $16.3 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of May 7, 2018, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.

On February 24, 2017, we closed the sale of our ownership interests in our subsidiary Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) for gross proceeds of $20.7 million, and approximate net cash proceeds of $16.1 million, which amounts reflect a $0.2 million post-closing purchase price adjustment.

We classified the assets and liabilities of TBNG within the captions “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheets as of December 31, 2016. Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it didn’t meet the requirements to classify its operations as discontinued as the sale wasn’t considered a strategic shift in our operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented (See Note 13, “Assets and liabilities held for sale and discontinued operations”).

Revenue Recognition

As explained below, on January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), under the modified retrospective method.  Under this method, the Company recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no adjustment was required as a result of adopting the new revenue standard.  Results for reporting periods beginning after January 1, 2018 are presented under the new standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods.  The Company does not expect any impact to its net income from the adoption of ASU 2014-09 on an ongoing basis.

The Company’s revenue consists of sales under two contracts, one for crude oil and one for natural gas.  The crude oil is delivered to the inlet of a processing center and control is passed through a custodian to the customer at that point.  The Company is paid for crude oil at the inlet plus or minus an adjustment for quality.  The Company’s natural gas is metered at the inlet of a transportation pipeline and control is passed at that point.  The Company records natural gas sales at the delivery point to the customer, net of any pricing differentials. There is no material inventory remaining at the end of each reporting period.

The Company has previously deducted any transportation costs, processing fees, or adjustments from revenue and recorded the net amount.  Under the new revenue guidance, on January 1, 2018, the Company now records the gross amount of the revenue and records any fees, or deductions as expenses.  The Company’s revenue excludes any amounts collected on behalf of third parties.

2. Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers and requires significantly expanded disclosures about revenue recognition. ASU 2014-09 has been amended several times with subsequent ASUs including ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.

We have adopted the standard on January 1, 2018 using the modified retrospective approach. We have a small number of contracts with customers and have identified transactions within the scope of the standard. As a result of adoption of ASU 2014-09, we have determined that it will change our method of recording certain transportation and processing charges that were previously recorded as a reduction of revenues to record such charges as an expense under the new standard. The result of this change was an increase to both revenue and expenses of $1.2 million for the three months ended March 31, 2018. The application of the new standard has no impact on our retained earnings and no impact to our net income on an ongoing basis. As of the three months ended December 31, 2017, this change would have been an increase to both revenue and expenses of $1.1 million.

Contracts for the sale of natural gas and crude oil are evidenced by (1) base contracts for the sale and purchase of natural gas or crude oil, which document the general terms and conditions for the sale, and (2) transaction confirmations, which document the terms of each specific sale.

Revenue is measured based on consideration specified in the contract with the customer. The Company recognizes revenue in the amount that reflects the consideration it expects to be entitled to in exchange for transferring control of those goods to the customer. Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues. The contract consideration in the Company’s contracts are typically allocated to specific performance obligations in the contract according to the price stated in the contract which usually sets the base oil and gas prices based on benchmark prices based on volumes and adjustments for product quality. Payment is generally received one or two months after the sale has occurred.

	Three Months Ended
	March 31,	December 31,
	2018	2017
	(in thousands)
Disaggregation of revenue
Product type
Oil	$16,324	$15,827
Gas	337	298
Total revenue from customers	$16,661	$16,125

*As noted above, prior period amounts have not been adjusted under the modified retrospective method.

All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and are generated in Turkey.

Transaction Price Allocated to Remaining Performance Obligations. A significant number of the Company’s product sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Contract Balances. Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $15.6 million and $15.8 million as of March 31, 2018 and December 31, 2017, respectively, and are reported in accounts receivable, net on the Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.

Practical Expedients. The Company has made use of certain practical expedients in adopting the new revenue standard, including the value of unsatisfied performance obligations are not disclosed for (i) contracts with an original expected length of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice, (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation and meets the variable allocation criteria in the standard and (iv) only contracts that are not completed at transition. The Company has not adjusted the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies to recognize the assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The guidance requires adoption by application of a modified retrospective transition approach for existing long-term leases and is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Oil and natural gas leases are excluded from the provisions of ASU 2016-02. As of March 31, 2018, we currently have 19 operating leases within the scope of this standard, the last lease expiring in 2022. The effect of ASU 2016-02 is expected to require additional disclosures, and we are currently evaluating the impact that ASU 2016-02 would have on our consolidated financial statements and results of operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. We have adopted ASU 2016-15, effective January 1, 2018.  The adoption of ASU 2016-15 had no impact on our retained earnings or net income.

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

We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. Adoption of the new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, or restricted cash equivalents.  The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments have been applied using a retrospective transition method to each period presented, as required.  The period ended March 31, 2017 has been reclassified to reflect this change.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for fiscal years beginning after December 15, 2017. We expect the adoption of this ASU will only impact consolidated financial statements if there is a modification to our share-based award agreements in the future.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) Topic 815. The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption as of the date of issuance is permitted. The new standard does not impact accounting for derivatives that are not designated as accounting hedges. We do not currently account for any of our derivative position as accounting hedges.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Series A Preferred Shares

Series A Preferred Shares

As of March 31, 2018 and 2017, we had 921,000 outstanding shares of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of March 31, 2018, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (see Note 12 “Related party transactions”).

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

If not converted sooner, on November 4, 2024, we are required to redeem the outstanding Series A Preferred Shares in cash at a price per share equal to the liquidation preference plus accrued and unpaid dividends. At any time on or after November 4, 2020, we may redeem all or a portion of the Series A Preferred Shares at the redemption prices listed below (expressed as a percentage of the liquidation preference amount per share) plus accrued and unpaid dividends to the date of redemption, if the closing sale price of the common shares equals or exceeds 150% of the conversion price then in effect for at least 10 trading days (whether or not consecutive) in a period of 20 consecutive trading days, including the last trading day of such 20 trading day period, ending on, and including, the trading day immediately preceding the business day on which we issue a notice of optional redemption. The redemption prices for the 12-month period starting on the dates below are:

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three months ended March 31, 2018, we paid $1.3 million in cash dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.

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

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	March 31, 2018	December 31, 2017
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$194,026	$193,111
Bulgaria	551	536
Total oil and natural gas properties, proved	194,577	193,647
Oil and natural gas properties, unproved:
Turkey	19,359	24,445
Total oil and natural gas properties, unproved	19,359	24,445
Gross oil and natural gas properties	213,936	218,092
Accumulated depletion	(121,995)	(123,225)
Net oil and natural gas properties	$91,941	$94,867

For the three months ended March 31, 2018, we recorded foreign currency translation adjustments, which decreased proved properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheets.

At March 31, 2018 and December 31, 2017, we excluded $3.0 million and $0.5 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At March 31, 2018, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $10.1 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $58.8 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

Impairments of proved properties and impairment of exploratory well costs

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. We primarily use Level 3 inputs to determine fair value, including but not limited to, estimates of proved reserves, future commodity prices, the timing and amount of future production and capital expenditures and discount rates commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties.

During the three months ended March 31, 2018 and 2017, we recorded $0.04 million and $0.1 million, respectively, of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of March 31, 2018, we had $2.3 million of exploratory well costs capitalized for the Pinar-1ST well in Turkey, which we spud in March 2014. The Pinar-1ST well started producing in the first quarter of 2018.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Inventory	$4,924	$4,619
Leasehold improvements, office equipment and software	7,062	7,214
Gas gathering system and facilities	259	135
Vehicles	331	343
Other equipment	1,647	1,764
Gross equipment and other property	14,223	14,075
Accumulated depreciation	(5,899)	(5,958)
Net equipment and other property	$8,324	$8,118

At March 31, 2018, we have classified $7.2 million of inventory as a current asset, which represents our expected inventory consumption in the next twelve months. We classify our materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At March 31, 2018 and December 31, 2017, we excluded $12.1 million and $12.1 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Asset retirement obligations at beginning of period	$4,727	$4,833
Liabilities settled	-	(37)
Foreign exchange change effect	(182)	(259)
Additions	91	-
Accretion expense	46	190
Asset retirement obligations at end of period	$4,682	$4,727

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

6. Commodity derivative instruments

We use collar and put derivative contracts to economically hedge against the variability in cash flows associated with the forecasted sale of a portion of our future oil production. We have not designated the derivative contracts as hedges for accounting purposes, and accordingly, we record the derivative contracts at fair value and recognize changes in fair value in earnings as they occur.

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

During the three months ended March 31, 2018 and 2017, we recorded a net loss on commodity derivative contracts of $0.7 million and a net gain of $1.0 million, respectively.

At March 31, 2018 and December 31, 2017, we had outstanding derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of March 31, 2018

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Additional Call	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Ceiling	Value of Liability
						(in thousands)
Collar	April 1, 2018 - May 31, 2018	295	$47.50	$61.00	$-	$(200)
Collar	April 1, 2018 - June 30, 2018	742	$47.50	$57.10	$-	(1,016)
Collar	April 1, 2018 - December 31, 2018	442	$55.00	$70.00	$-	(229)
Collar	April 1, 2018 - December 31, 2018	491	$56.00	$70.00	$84.00	(189)
Total Estimated Fair Value of Liability						$(1,633)

Fair Value of Derivative Instruments as of December 31, 2017

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Value of Liability
					(in thousands)
Collar	January 1, 2018 — February 28, 2018	458	$50.00	$61.50	$(178)
Collar	January 1, 2018 — March 31, 2018	500	$47.00	$59.65	(376)
Collar	January 1, 2018 — May 31, 2018	298	$47.50	$61.00	(286)
Collar	January 1, 2018 — June 30, 2018	746	$47.50	$57.10	(1,375)
Total Estimated Fair Value of Liability					$(2,215)

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at March 31, 2018 and December 31, 2017, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at March 31, 2018 and December 31, 2017.

As of March 31, 2018
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Underlying Commodity	Balance Sheets	Liabilities	Sheets	Balance Sheets
(in thousands)
Crude oil	Current liabilities	$1,633	$-	$1,633
Crude oil	Long-term liabilities	$-	$-	$-

As of December 31, 2017
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Underlying Commodity	Balance Sheets	Liabilities	Sheets	Balance Sheets
(in thousands)
Crude oil	Current liabilities	$2,215	$-	$2,215
Crude oil	Long-term liabilities	$-	$-	$-

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	March 31,	December 31,
	2018	2017
Fixed and floating rate loans	(in thousands)
Term Loan (1)	$24,500	$28,625
Less: current portion	15,100	15,625
Long-term portion	$9,400	$13,000

_________________________________________________________

(1)	Includes both the 2017 Term Loan (as defined below) and the 2016 Term Loan (as defined below).

2016 Term Loan

On August 23, 2016, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a Credit Agreement (the “Credit Agreement”) with DenizBank, A.S. (“DenizBank”).  The Credit Agreement is a master agreement pursuant to which DenizBank may make loans to TEMI from time to time pursuant to additional loan agreements.

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

At March 31, 2018, we had $4.1 million outstanding under the 2016 Term Loan and no availability and were in compliance with the covenants in the 2016 Term Loan.

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

At March 31, 2018, we had $20.4 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At March 31, 2018, we had no outstanding borrowings under these lines of credit.

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

9. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million and $0.1 million for awards of restricted stock units (“RSUs”) for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, we had approximately $0.2 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.5 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three months ended March 31, 2018 and 2017 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three months ended March 31, 2018 and 2017 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs, preferred shares and warrants (prior to January 6, 2018), whether exercisable or not.  For the three months ended March 31, 2018, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2018	2017
Net loss from continuing operations	$(1,775)	$(16,049)
Basic net loss per common share:
Shares:
Weighted average common shares outstanding	50,374	47,298
Basic net loss per common share:
Continuing operations	$(0.04)	$(0.34)
Diluted net loss per common share:
Shares:
Weighted average common shares outstanding	50,374	47,298
Diluted net loss per common share:
Continuing operations	$(0.04)	$(0.34)

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

10. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended March 31, 2018
Total revenues	$-	$16,926	$-	$16,926
(Loss) income from continuing operations before income taxes	(3,806)	3,364	(46)	(488)
Capital expenditures		$5,246		$5,246
For the three months ended March 31, 2017
Total revenues	$-	$16,436	$-	$16,436
(Loss) income from continuing operations before income taxes	(18,921)	5,077	(70)	(13,914)
Capital expenditures	$-	$6,538	$-	$6,538
Segment assets
March 31, 2018	$9,643	$143,727	$731	$154,101
December 31, 2017	$10,966	$149,185	$499	$160,650

11. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, the European Union Euro, and the New Turkish Lira (“TRY”). We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At March 31, 2018, we had 15.8 million TRY (approximately $4.0 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At March 31, 2018 and December 31, 2017, we were a party to commodity derivative contracts (See Note 6 “Commodity derivative instruments”).

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

Fair value measurements

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at March 31, 2018 and December 31, 2017, due to the short maturity of those instruments.

The following table summarizes the valuation of our financial assets and liabilities as of March 31, 2018:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$-	$(1,633)	$-	$(1,633)
Disclosed but not carried at fair value
Liabilities:
2017 Term Loan	-	-	(17,309)	(17,309)
2016 Term Loan	-	-	(4,014)	(4,014)
Total	$-	$(1,633)	$(21,323)	$(22,956)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2017:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$-	$(2,215)	$-	$(2,215)
Disclosed but not carried at fair value
Liabilities:
2017 Term Loan	-	-	(16,613)	(16,613)
2016 Term Loan	-	-	(7,866)	(7,866)
Total	$-	$(2,215)	$(24,479)	$(26,694)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings.  At March 31, 2018 and December 31, 2017, both of the fair values of the 2017 Term Loan and the 2016 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

12. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	March 31,	December 31,
	2018	2017
	(in thousands)
Related party accounts receivable:
Riata Management Service Agreement	$527	$576
PSIL MSA	742	447
Total related party accounts receivable	$1,269	$1,023
Related party accounts payable:
Riata Management Service Agreement	$352	$341
PSIL MSA	4,202	2,119
Interest payable on Series A Preferred	-	681
Total related party accounts payable	$4,554	$3,141

Services transactions

Effective May 1, 2008, we entered into a service agreement (as amended, the “Service Agreement”), with Longfellow Energy, LP (“Longfellow”), Viking Drilling LLC (“Viking Drilling”), MedOil Supply, LLC and Riata Management, LLC (“Riata Management”) (collectively, the “Service Entities”). Mr. Mitchell and his wife own 100% of Riata Management. In addition, Mr. Mitchell, his wife and his children indirectly own 100% of Longfellow. Riata Management owns 100% of MedOil Supply, LLC. Dalea Partners, LP (“Dalea”), an affiliate of Mr. Mitchell, owns 100% of Viking Drilling. Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the services rendered plus the actual cost of reasonable expenses on a monthly basis. Under the terms of the Service Agreement, the Service Entities agreed to provide the Company upon its request certain computer services, payroll and benefits services, insurance administration services and entertainment services, and the Company and the Service Entities agreed to provide to each other certain management consulting services, oil and natural gas services and general accounting services (collectively, the “Services”). Under the terms of the Service Agreement, the Company pays, or is paid, for the actual cost of the Services rendered plus the actual cost of reasonable expenses on a monthly basis. The Company or the Service Entities may terminate the Service Agreement at any time by providing advance notice of termination to the other party.

On March 20, 2017, we entered into a second amendment to the Service Agreement among us and Longfellow, Viking Drilling, Riata Management, Longfellow Nemaha, LLC, a Texas limited liability company, Red Rock Minerals, LP, a Delaware limited partnership, Red Rock Advisors, LLC, a Texas limited liability company, Production Solutions International Limited, a Bermuda exempted company, and Nexlube Operating, LLC, a Delaware limited liability company, and their subsidiaries (collectively, the “Riata Entities”), adding and removing certain of the Service Entities and the Riata Entities and expanding the scope of Services. As this agreement is a related party transaction, the independent members of our board of directors reviewed and approved this amendment.

As of March 31, 2018, we had $0.5 million of outstanding receivables and $0.4 million of outstanding payables pursuant to the Service Agreement.

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interests in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services Ltd. (“Viking Geophysical”), to a third party.  As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment will be owned and operated by a new entity, Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSIL”).  PSIL is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSIL MSA”) with PSIL on substantially similar terms to our then current master services agreements with Viking International, VOS and Viking Geophysical.  Pursuant to the PSIL MSA, PSIL will perform the services on behalf of TEMI and its affiliates.  The master services agreement with each of Viking International, VOS and Viking Geophysical currently remain in effect.

As of March 31, 2018, we had $0.7 million of outstanding receivables and $4.2 million of outstanding payables pursuant to the PSIL MSA.

Office

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

Dalea Amended Note and Pledge Agreement

On April 19, 2016, we entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell, and Dalea Partners, LP (“Dalea”), pursuant to which Dalea agreed to deliver an amended and restated promissory note (the “Amended Note”) in favor of us, in the principal sum of $7,964,053, which Amended Note would amend and restate that certain Promissory Note, dated June 13, 2012, made by Dalea in favor of us in the principal amount of $11.5 million (the “Original Note”). The Note Amendment Agreement reduced the principal amount of the Original Note to $7,964,053 in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania Ltd. (“TransAtlantic Albania”), a former subsidiary of TransAtlantic, to Viking International Limited.  We have indemnified a third party for any liability relating to the payment of the Account Payable.

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

During the three months ended March 31, 2018, we reduced the principal amount of the Amended Note by $0.1 million for cash dividends paid on the Series A Preferred Shares.

As of March 31, 2018, the amount receivable under the Amended Note was $6.5 million.

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

In connection with the pledge of the Diyarbakir real estate to DenizBank as collateral for the 2016 Term Loan, on August 31, 2016, we entered into a pledge fee agreement with Messrs. Mitchell and Uras (the “Diyarbakir Fee Agreement”) pursuant to which we pay Mr. Mitchell and Selami Erdem Uras a fee of 5% per annum of the collateral value of the Diyarbakir real estate.  Mr. Uras is our vice president, Turkey.  Pursuant to the Diyarbakir Fee Agreement, the Diyarbakir real estate has a deemed collateral value of $5.0 million.

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Amended Note. During the three months ended March 31, 2018, we reduced the principal amount of the Amended Note by $0.2 million for amounts payable under the pledge fee agreements.

13. Assets and liabilities held for sale and discontinued operations

TBNG assets and liabilities held for sale

On October 13, 2016, we entered into a share purchase agreement (the “Purchase Agreement”) with Valeura Energy Netherlands B.V. (“Valeura Netherlands”) for the sale of all of the equity interests in TBNG, our wholly-owned subsidiary. TBNG owned a portion of our interests in the Thrace Basin area in Turkey.

We classified the assets and liabilities of TBNG within the captions “Assets held for sale” and “Liabilities held for sale” on our consolidated balance sheets as of December 31, 2016.  Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it didn’t meet the requirements to classify its operations as discontinued as the sale wasn’t considered a strategic shift in our operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented.

On February 24, 2017, we closed on the sale of TBNG for gross proceeds of $20.7 million, and approximate net cash proceeds of $16.1 million, which amounts reflect a $0.2 million post-closing purchase price adjustment.

For the three months March 31, 2017, we recorded a non-cash net loss of $15.2 million on the sale of TBNG. The loss related to the reclassification of the TBNG accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity, and presented below:

Loss on Sale
(in thousands)
Total cash proceeds for TBNG	$20,707
Less: TBNG net assets	12,869
Gain on sale before accumulated foreign currency translation adjustment	7,838
Less: TBNG accumulated foreign currency translation adjustment	(23,064)
Net loss on sale of TBNG	$(15,226)

As a result of the TBNG sale, there were no remaining assets or liabilities held for sale as of December 31, 2017. As of March 31, 2018, there were no assets or liabilities held for sale. For the three months ended March 31, 2018 and March 31, 2017, we had no significant operating results from discontinued operations.

14. Subsequent Events

Exploration License 5046 in West Molla expires in June 2018. Based on the successful discovery on the Pinar-1ST exploration well, we applied to convert the exploration license to a production license in the first quarter of 2018. In March 2018, we spud the Yeniev-1 exploration well on Exploration License 5046. If a successful discovery is made on the Yeniev-1 exploration well, the southern portion of Exploration License 5046 may also convert to a production license.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of March 31, 2018, we held interests in approximately 367,000 and 163,000 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of May 7, 2018, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

On January 16, 2018, a strategic committee of the board of directors engaged Tudor Pickering Holt & Co. to act as financial advisor to market the Company and explore strategic alternatives to increase shareholder value. There is no assurance that the strategic alternatives process will result in us completing a sale of the Company or any of its assets.

Financial and Operational Performance Summary

The following summarizes our financial and operational performance for the first quarter of 2018:

•	We reported a $1.8 million net loss from continuing operations for the three months ended March 31, 2018.
•	We derived 97.9% of our oil and natural gas revenues from the production of oil and 2.1% from the production of natural gas during the three months ended March 31, 2018.
•

Total oil and natural gas sales revenues increased 5.7% to $16.7 million for the quarter ended March 31, 2018 from $15.8 million in the same period in 2017. The increase was the result of a $18.47 increase in the average price received per barrel of oil equivalent (“Boe”).

•	For the quarter ended March 31, 2018, we incurred $5.2 million in capital expenditures, including seismic and corporate expenditures, as compared to $6.5 million for the quarter ended March 31, 2017.
•

As of March 31, 2018, we had $9.4 million in long-term debt, $15.1 million in short-term debt, and $46.1 million in Series A Preferred Shares as compared to $13.0 million in long-term debt, $15.6 million in short-term debt and $46.1 million in Series A Preferred Shares as of December 31, 2017.  During the quarter ended March 31, 2018, we repaid $4.1 million in debt.

First Quarter 2018 Operational Update

During the first quarter of 2018, we spud two wells and continued workover and recompletion production optimizations in Southeastern Turkey.  The following summarizes our operations by location during the first quarter of 2018:

Southeastern Turkey.

Selmo

In January 2018, we spud the Selmo-81H2 well, which is the first of a six-well Selmo development program. Completion is ongoing, and we expect to commence production in the second quarter of 2018. We expect to resume drilling in the Selmo field in the third quarter of 2018.

Bahar

We expect to drill one development well in the Bahar field in 2018. We may drill an additional Bahar development well in the fourth quarter of 2018, contingent on financing.

Molla

In March 2018, we spud the Yeniev-1 exploration well, targeting the Bedinan, Hazro and Mardin formations.  We expect to complete drilling in the second quarter of 2018.  We have completed 3-D on the eastern Molla Block extension. We expect to complete processing of this data in the second quarter of 2018. We expect to complete interpretation and analysis in the third quarter of 2018.

Northwestern Turkey. We continue to evaluate our prospects in the Thrace Basin, in light of the recent positive production test results at the Yamalik-1 exploration well, operated by Valeura Energy Inc. (“Valeura”) with their partner Statoil Banarli Turkey B.V. (“Statoil”). The Yamalik-1 exploration well is directly adjacent to our 120,000 net acres in the Thrace Basin of which we believe approximately 50,000 net acres (100% working interest, 87.5% net revenue interest) is analogous to the Valeura and Statoil acreage. We expect to resume production operations on our Yildurm-1 well on the Temrez license in 2018. Contingent on financing, we may commence a three-well drilling program on our Temrez license starting in the fourth quarter of 2018.

Bulgaria. We have prepared plans to side track and re-drill the Devinci R-1 well, which we plan to commence during 2018, contingent on financing.

Planned Operations

We expect our net field capital expenditures for the remainder of 2018 to range between $18.0 million and $21.0 million. We expect net field capital expenditures during the remainder of 2018 to include between $14.0 million and $17.0 million in drilling and completion expense for eight wells and approximately $4.0 million in recompletions.  We expect that any additional 2018 expenditures would be invested in the Selmo, Bahar and Molla fields in southeastern Turkey and the Koynare license in Bulgaria.  We expect that cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2018 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected remaining 2018 capital expenditure budget is subject to change.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3. Significant accounting policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Effective January 1, 2018, the Company adopted new accounting standards for revenue, statement of cash flows and restricted cash disclosures in statement of cash flows. (See Note 2. “Recent accounting pronouncements”)

Results of Continuing Operations—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Our results of continuing operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Change
	2018	2017	2018-2017
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	248	314	(66)
Natural gas (Mmcf)	67	184	(117)
Total production (Mboe)	260	345	(85)
Average daily sales volumes (Boepd)	2,885	3,833	(948)
Average prices:
Oil (per Bbl)	$65.71	$47.26	$18.45
Natural gas (per Mcf)	$5.00	$4.96	$0.04
Oil equivalent (per Boe)	$64.17	$45.70	$18.47
Revenues:
Oil and natural gas sales	$16,661	$15,768	$893
Sales of purchased natural gas	-	654	(654)
Other	265	14	251
Total revenues	16,926	16,436	490
Costs and expenses (income):
Production	2,869	3,087	(218)
Transportation and processing	1,193	-	1,193
Exploration, abandonment and impairment	40	106	(66)
Cost of purchased natural gas	-	568	(568)
Seismic and other geological and geophysical	159	15	144
General and administrative	3,337	3,590	(253)
Depletion	4,197	4,310	(113)
Depreciation and amortization	262	187	75
Interest and other expense	2,782	2,371	411
Interest and other income	(254)	(293)	39
Foreign exchange loss	2,058	2,123	(65)
Gain (loss) on commodity derivative contracts:
Cash settlements on commodity derivative contracts	(1,339)	-	(1,339)
Change in fair value on commodity derivative contracts	614	988	(374)
Total (loss) gain on commodity derivative contracts	(725)	988	(1,713)
Oil and natural gas costs per Boe:
Production	$10.28	$7.74	$2.54
Depletion	$14.53	$10.93	$3.60

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased $0.9 million to $16.7 million for the three months ended March 31, 2018, from $15.8 million realized in the same period in 2017.  The increase was primarily due to an increase in the average realized price per Boe.  Our average price received increased $18.47 per Boe to $64.17 per Boe for the three months ended March 31, 2018, from $45.70 per Boe for the same period in 2017.  This was partially offset by a decrease in our average daily sales volumes of 948 Boepd for the three months ended March 31, 2018 compared to the same period in 2017.

 Production. Production expenses for the three months ended March 31, 2018 decreased to $2.9 million, or $10.28 per Boe, from $3.1 million, or $7.74 per Boe, for the same period in 2017.  The decrease was primarily due to less workovers during the three months ended March 31, 2018, as compared to the same period in 2017.

Transportation and processing. Transportation and processing expense for the three months ended March 31, 2018 increased to $1.2 million from zero for the same period in 2017. The increase is due to the new revenue reporting regulation, ASC 606, which requires cost, previously netted in revenue, to be reported separately. For the three months ended March 31, 2017, the transportation and processing costs were $1.2 million and were netted against oil and natural gas sales.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs for the three months ended March 31, 2018 did not significantly change from the same period in 2017.

General and Administrative. General and administrative expense was $3.3 million for the three months ended March 31, 2018, compared to $3.6 million for the same period in 2017.  Our general and administrative expenses decreased $0.3 million primarily due to a $0.2 million decrease in legal and a $0.1 million decrease in insurance expenses.

Depletion. Depletion decreased to $4.2 million, or $14.53 per Boe, for the three months ended March 31, 2018, compared to $4.3 million, or $10.93 per Boe, for the same period of 2017. The decrease was primarily due to a reduction in production volumes.

Interest and Other Expense. Interest and other expense increased to $2.8 million for the three months ended March 31, 2018, compared to $2.4 million for the same period in 2017. The increase was primarily due to our higher average debt balances during the three months ended March 31, 2018 versus the same period in 2017.

Interest and Other Income. Interest and other income did not significantly change during the three months ended March 31, 2018 from the same period in 2017.

Foreign Exchange Loss. We recorded a foreign exchange loss of $2.1 million during each of the three months ended March 31, 2018 and 2017. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously.

Gain (Loss) on Commodity Derivative Contracts. During the three months ended March 31, 2018, we recorded a net loss on commodity derivative contracts of $0.7 million, as compared to a net gain of $1.0 million for the same period in 2017. During the three months ended March 31, 2018, we recorded a $0.6 million gain to mark our derivative contracts to their fair value and a $1.3 million loss on settled contracts. During the same period in 2017, we recorded a $1.0 million gain to mark our commodity derivative contracts to their fair value.

Capital Expenditures

For the quarter ended March 31, 2018, we incurred $5.2 million in capital expenditures, including seismic and corporate expenditures, as compared to $6.5 million for the quarter ended March 31, 2017.

We expect our net field capital expenditures for the remainder of 2018 to range between $18.0 million and $21.0 million. We expect net field capital expenditures during the remainder of 2018 to include between $14.0 million and $17.0 million in drilling and completion expense for eight wells and approximately $4.0 million in recompletions.  We expect that any additional 2018 expenditures would be invested in the Selmo, Bahar and Molla fields in southeastern Turkey and the Koynare license in Bulgaria.  We expect that cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2018 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected remaining 2018 capital expenditure budget is subject to change.

Cashflows

Net cash provided by operating activities during the three months ended March 31, 2018 was $7.8 million, an increase from net cash provided by operating activities of $1.9 million for the same period in 2017.  The increase was primarily due to the timing of collecting our receivables and paying our accounts payable.

Net cash used in investing activities during the three months ended March 31, 2018 was $7.0 million, as compared to net cash provided by investing activities of $11.2 million for the same period in 2017.  The change in net cash was primarily due to the proceeds received from the sale of TBNG of $17.8 million during the quarter ended March 31, 2017.

Net cash used in financing activities during the three months ended March 31, 2018 was $4.1 million, a decrease from net cash used in financing activities of $11.4 million for the same period in 2017.  The change in net cash was due to a decrease in debt principal repayments.

Liquidity and Capital Resources

As of March 31, 2018, we had $24.5 million of indebtedness, not including $9.6 million of trade payables, as further described below.  We believe that our cash flow from operations will be sufficient to meet our normal operating requirements and to fund planned capital expenditures during the next 12 months. As of March 31, 2018, we had a working capital surplus of $9.3 million.

Outstanding Debt and Series A Preferred Shares

2016 Term Loan. On August 23, 2016, the Turkish branch of TEMI entered into the Credit Agreement with DenizBank.  The Credit Agreement is a master agreement pursuant to which DenizBank may make loans to TEMI from time to time pursuant to additional loan agreements.

     On August 31, 2016, DenizBank entered the 2016 Term Loan under the Credit Agreement. In addition, we and DenizBank entered into additional agreements with respect to up to $20.0 million of non-cash facilities, including guarantee letters and treasury instruments for future hedging transactions. The 2016 Term Loan bears interest at a fixed rate of 5.25% (plus 0.2625% for Banking and Insurance Transactions Tax per the Turkish government) per annum and is payable in monthly installments of $1.38 million through June 2018. Amounts repaid under the 2016 Term Loan may not be re-borrowed and early repayments under the 2016 Term Loan are subject to early repayment fees. The 2016 Term Loan is guaranteed by the Guarantors.

       The 2016 Term Loan contains standard prohibitions on the activities of TEMI as the borrower, including prohibitions on granting of liens on its assets, incurring additional debt, dissolving, liquidating, merging, consolidating, paying dividends, making certain investments, selling assets or transferring revenue, and other similar matters.  In addition, the 2016 Term Loan prohibits Amity and Petrogas from incurring additional debt.  An event of default under the 2016 Term Loan includes, among other events, failure to pay principal or interest when due, breach of certain covenants, representations, warranties and obligations, bankruptcy or insolvency and the occurrence of a material adverse effect.

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

        At March 31, 2018, we had $4.1 million outstanding under the 2016 Term Loan and no availability and were in compliance with the covenants in the 2016 Term Loan.

       2017 Term Loan. On November 17, 2017, Denizbank entered into the 2017 Term Loan under the Credit Agreement.  We will use the proceeds from the 2017 Term Loan for general corporate purposes.

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

         At March 31, 2018, we had $20.4 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

       2017 Notes. The 2017 Notes were issued pursuant to the Indenture.  The 2017 Notes bore interest at an annual rate of 13.0%, payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes matured on July 1, 2017, and on July 3, 2017, we paid off and retired all remaining outstanding 2017 Notes.

      ANBE Note. On December 30, 2015, TransAtlantic USA entered into the ANBE Note. The ANBE Note bore interest at a rate of 13.0% per annum.  On December 30, 2015, we borrowed $3.6 million under the ANBE Note for general corporate purposes. On June 30, 2016, we issued 355,826 common shares in a private placement to ANBE in lieu of paying cash interest on the ANBE Note.

      On October 31, 2016, TransAtlantic USA entered into the ANBE Amendment, which extended the maturity date of the Note from October 31, 2016 to September 30, 2017, provided for the ANBE Note to be repaid in four quarterly installments of $0.9 million each in December 2016 and March, June and September 2017, and provided for monthly payments of interest.

      On February 27, 2017, we repaid the ANBE Note in full with proceeds from the sale of TBNG and terminated it.

Series A Preferred Shares. As of March 31, 2018, we have 921,000 Series A Preferred Shares outstanding. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of March 31, 2018, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding. (See Note 3. “Series A Preferred Shares”)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     Our derivative contracts may expose us to credit risk in the event of nonperformance by our counterparty. Denizbank is a counterparty to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty.

     During the first quarter of 2018, there were no material changes in market risk exposures or their management that would affect the Quantitative or Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  The following table sets forth our derivatives contracts, which are settled based on Brent oil pricing, with respect to future crude oil production as of March 31, 2018:

Fair Value of Derivative Instruments as of March 31, 2018

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Additional Call	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Ceiling	Value of Liability
						(in thousands)
Collar	April 1, 2018 - May 31, 2018	295	$47.50	$61.00	$-	$(200)
Collar	April 1, 2018 - June 30, 2018	742	$47.50	$57.10	$-	(1,016)
Collar	April 1, 2018 - December 31, 2018	442	$55.00	$70.00	$-	(229)
Collar	April 1, 2018 - December 31, 2018	491	$56.00	$70.00	$84.00	(189)
Total Estimated Fair Value of Liability						$(1,633)

Item 4.	Controls and Procedures

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

     As of March 31, 2018, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the first quarter of 2018, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.	Risk Factors

During the first quarter of 2018, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 9, 2018