Form 10-Q
period 2018-09-30
TRANSATLANTIC PETROLEUM LTD.
filed 2018-11-14
CIK 1092289

ere

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		☐	Accelerated filer	☐

Non-accelerated filer	☒		Smaller reporting company	☒

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 9, 2018, the registrant had 50,605,587 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,576	$18,926
Accounts receivable, net
Oil and natural gas sales	21,563	15,808
Joint interest and other	907	1,576
Related party	1,112	1,023
Prepaid and other current assets	7,688	3,866
Inventory	4,719	7,494
Total current assets	49,565	48,693
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	133,982	193,647
Unproved	16,942	24,445
Equipment and other property	12,008	14,075
	162,932	232,167
Less accumulated depreciation, depletion and amortization	(90,134)	(129,183)
Property and equipment, net	72,798	102,984
Other long-term assets:
Other assets	775	2,247
Note receivable - related party	6,068	6,726
Total other assets	6,843	8,973
Total assets	$129,206	$160,650
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,767	$4,853
Accounts payable - related party	3,059	3,141
Accrued liabilities (1)	12,848	10,014
Derivative liability	3,661	2,215
Asset retirement obligations - current	4	-
Loans payable	20,750	15,625
Total current liabilities	46,089	35,848
Long-term liabilities:
Asset retirement obligations less current portion	3,353	4,727
Accrued liabilities	6,156	8,810
Deferred income taxes	16,894	19,611
Loans payable	5,450	13,000
Total long-term liabilities	31,853	46,148
Total liabilities	77,942	81,996
Commitments and contingencies
Series A preferred shares, $0.01 par value, 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of September 30, 2018 and December 31, 2017	21,300	21,300
Series A preferred shares-related party, $0.01 par value, 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of September 30, 2018 and December 31, 2017	24,750	24,750
Shareholders' equity:
Common shares, $0.10 par value, 100,000,000 shares authorized; 50,605,587 shares and 50,319,156 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	5,061	5,032
Treasury stock	(970)	(970)
Additional paid-in-capital	575,711	575,411
Accumulated other comprehensive loss	(147,983)	(124,766)
Accumulated deficit	(426,604)	(422,103)
Total shareholders' equity	5,215	32,604
Total liabilities, Series A preferred shares and shareholders' equity	$129,206	$160,650
(1)	Includes income tax payable of $8.9 million and $6.2 million at September 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil and natural gas sales	$20,098	$12,424	$54,859	$40,475
Sales of purchased natural gas	-	-	1	654
Other	42	251	404	323
Total revenues	20,140	12,675	55,264	41,452
Costs and expenses:
Production	2,307	2,997	7,979	8,798
Transportation and processing	1,054	-	3,385	-
Exploration, abandonment and impairment	162	141	393	249
Cost of purchased natural gas	-	-	1	568
Seismic and other exploration	122	2,966	340	3,046
General and administrative	2,539	2,532	9,662	9,303
Depreciation, depletion and amortization	2,938	4,272	10,673	13,024
Accretion of asset retirement obligations	35	49	124	144
Total costs and expenses	9,157	12,957	32,557	35,132
Operating income (loss)	10,983	(282)	22,707	6,320
Other income (expense):
Loss on sale of TBNG	-	-	-	(15,226)
Interest and other expense	(2,776)	(2,322)	(7,649)	(6,981)
Interest and other income	211	182	842	663
(Loss) gain on derivative contracts	(1,290)	(1,365)	(5,156)	299
Foreign exchange (loss) gain	(2,991)	(48)	(6,987)	(1,055)
Total other expense	(6,846)	(3,553)	(18,950)	(22,300)
Income (loss) from operations before income taxes	4,137	(3,835)	3,757	(15,980)
Income tax expense	(5,857)	(518)	(8,258)	(3,856)
Net loss	(1,720)	(4,353)	(4,501)	(19,836)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,765)	(1,223)	(23,217)	21,828
Comprehensive (loss) income	$(13,485)	$(5,576)	$(27,718)	$1,992

Net loss per common share
Basic net loss per common share
Continuing operations	$(0.03)	$(0.09)	$(0.09)	$(0.42)
Weighted average common shares outstanding	50,597	47,725	50,465	47,480
Diluted net loss per common share
Continuing operations	$(0.03)	$(0.09)	$(0.09)	$(0.42)
Weighted average common and common equivalent shares outstanding	50,597	47,725	50,465	47,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity for the Nine Months Ended September 30, 2018

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	50,319	333	700	$5,032	$(970)	$575,411	$(124,766)	$(422,103)	$32,604
Expiration of warrants	-	-	(700)	-	-	-	-	-	-
Issuance of restricted stock units	286	-	-	28	-	(28)	-	-	-
Share-based compensation	-	-	-	-	-	340	-	-	340
Tax effect of restricted stock	-	-	-	-	-	(11)	-	-	(11)
Foreign currency translation adjustment	-	-	-	-	-	-	(23,217)	-	(23,217)
Net loss	-	-	-	-	-	-	-	(4,501)	(4,501)
Balance at September 30, 2018	50,605	333	0	$5,061	$(970)	$575,711	$(147,983)	$(426,604)	$5,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net loss	$(4,501)	$(19,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	340	556
Foreign currency loss	20,748	434
Loss (gain) on commodity derivative contracts	5,156	(299)
Cash settlement on derivative contracts	(3,710)	32
Loss on sale of TBNG	-	15,226
Amortization on loan financing costs	31	72
Deferred income tax expense	5,577	2,780
Exploration, abandonment and impairment	393	249
Depreciation, depletion and amortization	10,673	13,024
Accretion of asset retirement obligations	124	144
Interest on Series A Preferred Shares	–	1,842
Changes in operating assets and liabilities:
Accounts receivable	(14,920)	5,546
Prepaid expenses and other assets	(6,831)	901
Accounts payable and accrued liabilities	12,136	(4,592)
Net cash provided by operating activities	25,216	16,079
Investing activities:
Additions to oil and natural gas properties	(17,708)	(14,317)
Additions to equipment and other properties	(3,254)	(366)
Proceeds from the sale of TBNG	-	17,779
Net cash (used in) provided by investing activities	(20,962)	3,096
Financing activities:
Tax withholding on restricted share units	(15)	(92)
Loan proceeds	10,000	-
Loan repayment	(12,425)	(26,350)
Loan repayment - related party	-	(3,219)
Net cash used in financing activities	(2,440)	(29,661)
Effect of exchange rate on cash flows, cash equivalents, and restricted cash	(8,535)	(118)
Net decrease in cash, cash equivalents and restricted cash	(6,721)	(10,604)
Cash, cash equivalents and restricted cash, beginning of period (1)	20,432	15,071
Cash, cash equivalents and restricted cash, end of period (2)	$13,711	$4,467
Supplemental disclosures:
Cash paid for interest	$7,333	$5,353
Cash paid for taxes	$2,847	$2,065

(1)

The beginning of period balance at December 31, 2016 includes cash and cash equivalents of $10.0 million, restricted cash of $3.5 million in other assets and TBNG cash held for sale of $1.6 million.  The beginning of period balance at December 31, 2017 includes cash and cash equivalents of $18.9 million and restricted cash of $1.5 million in other assets

(2)

The end of period balance at September 30, 2017 includes cash and cash equivalents of $2.8 million and restricted cash of $1.8 million in other assets. The end of period balance at September 30, 2018 includes cash and cash equivalents of $13.6 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of November 9, 2018, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

Revenue recognition

As explained below, on January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), under the modified retrospective method.  Under this method, we recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no adjustment was required as a result of adopting the new revenue standard.  Results for reporting periods beginning after January 1, 2018 are presented under the new standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods.  We do not expect any impact to our net income from the adoption of ASU 2014-09 on an ongoing basis.

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

We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach. We have a small number of contracts with customers and have identified transactions within the scope of the standard. As a result of adoption of ASU 2014-09, we have determined that it will change our method of recording certain transportation and processing charges that were previously recorded as a reduction of revenues to record such charges as an expense under the new standard. The result of this change was an increase to both revenue and expenses of $3.4 million for the nine months ended September 30, 2018. The application of the new standard has no impact on our retained earnings and no impact to our net income on an ongoing basis. During the nine months ended September 30, 2017, this standard would have increased both revenue and expenses by $3.3 million.

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

The following table displays the disaggregation of revenue by product type for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2017
	(in thousands)
Disaggregation of revenue
Product type
Oil	$19,908	$54,063	$13,137	$42,281
Natural gas	191	797	278	1,508
Total revenue from customers	$20,098	$54,859	$13,415	$43,789

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

Contract balances. Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $21.6 million and $15.8 million as of September 30, 2018 and December 31, 2017, respectively, and are reported in accounts receivable, net on our consolidated balance sheets. We currently have no assets or liabilities related to our revenue contracts, including no upfront or rights to deficiency payments.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires companies to recognize the assets and liabilities for the rights and obligations created by long-term leases of assets on the balance sheet. The guidance requires adoption by application of a modified retrospective transition approach for existing long-term leases and is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Oil and natural gas leases are excluded from the provisions of ASU 2016-02. As of September 30, 2018, we currently have 22 operating leases within the scope of this standard, with the last lease expiring in 2022. The effect of ASU 2016-02 will require us to disclose the right of use asset and the related liability. We are currently evaluating the impact that ASU 2016-02 would have on our consolidated financial statements and results of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. The amendments have been applied using a retrospective transition method to each period presented, as required.  The period ended September 30, 2017 has been reclassified to reflect this change.

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

3. Series A Preferred Shares

Series A Preferred Shares

As of September 30, 2018 and 2017, we had 921,000 outstanding shares of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of September 30, 2018, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (See Note 12. “Related party transactions”).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three and nine months ended September 30, 2018, we paid $1.3 million and $4.0 million, respectively, in cash dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.

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

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	September 30, 2018	December 31, 2017
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$133,465	$193,111
Bulgaria	518	536
Total oil and natural gas properties, proved	133,982	193,647
Oil and natural gas properties, unproved:
Turkey	16,942	24,445
Total oil and natural gas properties, unproved	16,942	24,445
Gross oil and natural gas properties	150,924	218,092
Accumulated depletion	(85,428)	(123,225)
Net oil and natural gas properties	$65,496	$94,867

The decline in oil and natural gas properties during the nine months ended September 30, 2018 was primarily driven by the devaluation of the Turkish Lira versus the U.S. Dollar. From December 31, 2017 to September 30, 2018, the Turkish Lira to the U.S. Dollar declined 58.8%. At September 30, 2018, the exchange rate was 5.9902 as compared to 3.7719 at December 31, 2017. For the nine months ended September 30, 2018, foreign currency translations reduced oil and natural gas properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At September 30, 2018 and December 31, 2017, we included $2.2 million and excluded $0.5 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At September 30, 2018, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $6.9 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $47.4 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the nine months ended September 30, 2018 and 2017, we recorded $0.4 million and $0.2 million, respectively, of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of September 30, 2018, there were no exploratory well costs greater than one year.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Inventory	$5,618	$4,619
Leasehold improvements, office equipment and software	4,853	7,214
Gas gathering system and facilities	171	135
Vehicles	278	343
Other equipment	1,089	1,764
Gross equipment and other property	12,008	14,075
Accumulated depreciation	(4,706)	(5,958)
Net equipment and other property	$7,302	$8,118

At September 30, 2018, in addition to the above, we have classified $4.7 million of inventory as a current asset, which represents our expected inventory consumption during the next twelve months. We classify our remaining materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At September 30, 2018 and December 31, 2017, we excluded $10.3 million and $12.1 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Asset retirement obligations at beginning of period	$4,727	$4,833
Liabilities settled	-	(37)
Foreign exchange change effect	(1,642)	(259)
Additions	148	-
Accretion expense	124	190
Asset retirement obligations at end of period	$3,357	$4,727

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

At September 30, 2018 and December 31, 2017, we had outstanding derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Commodity Derivative Instruments as of September 30, 2018

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Additional Call	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Ceiling	Value of Liability
						(in thousands)
Collar	July 1, 2018 - December 31, 2018	220	$55.00	$70.00	$-	$(595)
Collar	July 1, 2018 - December 31, 2018	245	$56.00	$70.00	$84.00	(590)
Total Estimated Fair Value of Liability						$(1,185)

Fair Value of Commodity Derivative Instruments as of December 31, 2017

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Additional Call	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Ceiling	Value of Liability
						(in thousands)
Collar	January 1, 2018 — February 28, 2018	458	$50.00	$61.50	$-	$(178)
Collar	January 1, 2018 — March 31, 2018	500	$47.00	$59.65	$-	(376)
Collar	January 1, 2018 — May 31, 2018	298	$47.50	$61.00	$-	(286)
Collar	January 1, 2018 — June 30, 2018	746	$47.50	$57.10	$-	(1,375)
Total Estimated Fair Value of Liability						$(2,215)

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

At September 30, 2018, we had outstanding derivative contracts with respect to our foreign exchange rates as set forth in the tables below:

Fair Value of Currency Derivative Instruments as of September 30, 2018

					Buy		Sell	Estimated Fair
Type	Buy/Sell	Rate	Settlement Date	Buy Currency	Currency Amount	Sell Currency	Currency Amount	Value of Liability
								(in thousands)
FXOPT	Buy	6.300	12/18/18	TRY	15,750,000	USD	2,500,000	(163)
FXOPT	Buy	6.800	10/30/18	TRY	13,600,000	USD	2,000,000	(640)
FXOPT	Sell	5.070	10/02/18	TRY	10,140,000	USD	2,000,000	(332)
FXOPT	Buy	5.000	10/03/18	USD	2,000,000	TRY	10,000,000	-
FXOPT	Sell	4.750	10/03/18	USD	2,000,000	TRY	9,500,000	-
FXOPT	Sell	5.100	10/03/18	TRY	32,130,000	USD	6,300,000	(1,014)
FXOPT	Buy	5.000	10/03/18	USD	6,300,000	TRY	31,500,000	-
FXOPT	Sell	4.750	10/03/18	USD	6,300,000	TRY	29,925,000	-

FXFWD	Sell	6.990	10/02/18	USD	2,000,000	TRY	13,987,000	(327)
Total Estimated Fair Value of Liability								$(2,476)

During the three months ended September 30, 2018 and 2017, we recorded a net loss on derivative contracts of $1.3 million and $1.4 million, respectively. During the nine months ended September 30, 2018 and 2017, we recorded a net loss on derivative contracts of $5.2 million and a net gain of $0.3 million, respectively.

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at September 30, 2018 and December 31, 2017, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at September 30, 2018 and December 31, 2017.

As of September 30, 2018
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Type of Derivative Contract	Balance Sheets	Liabilities	Sheets	Balance Sheets
(in thousands)
Commodity - crude oil	Current liabilities	$1,185	$-	$1,185
Commodity - crude oil	Long-term liabilities	$-	$-	$-
Foreign exchange	Current liabilities	$2,476	$-	$2,476
Foreign exchange	Long-term liabilities	$-	$-	$-

As of December 31, 2017
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Type of Derivative Contract	Balance Sheets	Liabilities	Sheets	Balance Sheets
(in thousands)
Commodity - crude oil	Current liabilities	$2,215	$-	$2,215
Commodity - crude oil	Long-term liabilities	$-	$-	$-
Foreign exchange	Current liabilities	$-	$-	$-
Foreign exchange	Long-term liabilities	$-	$-	$-

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	September 30,	December 31,
	2018	2017
Fixed and floating rate loans	(in thousands)
Term Loans (1)	$26,200	$28,625
Less: current portion	20,750	15,625
Long-term portion	$5,450	$13,000

_________________________________________________________

(1)	Includes the 2018 Term Loan, the 2017 Term Loan, and the 2016 Term Loan (each as defined below and collectively, “Term Loans”).

On August 23, 2016, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a Credit Agreement (the “Credit Agreement”) with DenizBank, A.S. (“DenizBank”).  The Credit Agreement is a master agreement pursuant to which DenizBank may make loans to TEMI from time to time pursuant to additional loan agreements.

2016 Term Loan

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

2017 Term Loan

On November 17, 2017, DenizBank entered into a $20.4 million term loan (the “2017 Term Loan”) with TEMI under the Credit Agreement.

The 2017 Term Loan bears interest at a fixed rate of 6.0% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2017 Term Loan had a grace period which bore no interest or payments due until July 2018. Thereafter, the 2017 Term Loan is payable in one monthly installment of $1.38 million, nine monthly installments of $1.2 million each through April 2019 and thereafter in eight monthly installments of $1.0 million each through December 2019, with the exception of one monthly installment of $1.2 million occurring in October 2019.  The 2017 Term Loan matures in December 2019.  Amounts repaid under the 2017 Term Loan may not be re-borrowed, and early repayments under the 2017 Term Loan are subject to early repayment fees. The 2017 Term Loan is guaranteed by Petrogas, Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

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

At September 30, 2018, we had $16.6 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

2018 Term Loan

On May 28, 2018, DenizBank entered into a $10.0 million term loan (the “2018 Term Loan”) with TEMI under the Credit Agreement.

The 2018 Term Loan bears interest at a fixed rate of 7.25% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2018 Term Loan had a grace period through July 2018 during which no payments were due. Thereafter, accrued interest on the 2018 Term Loan is payable monthly and the principal on the 2018 Term Loan is payable in five monthly installments of $0.2 million each through December 2018, four monthly installments of $0.5 million each through April 2019, four monthly installments of $1.0 million each through August 2019, and four monthly installments of $0.75 million each through December 2019. The 2018 Term Loan matures in December 2019. Amounts repaid under the 2018 Term Loan may not be reborrowed, and early repayments under the 2018 Term Loan are subject to early repayment fees. The 2018 Term Loan is guaranteed by Petrogas, Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

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

At September 30, 2018, we had $9.6 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

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

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At September 30, 2018, we had no outstanding borrowings under these lines of credit.

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

In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000 in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. On November 6, 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. The judgment of the Sofia Court of Appeal is now subject to appeal before the Supreme Court of Cassation.

As a result of the judgement of the Sofia Court of Appeal, we are currently evaluating an adjustment to our contingencies relating to production leases and exploration permits.

9. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million and $0.1 million for awards of restricted stock units (“RSUs”) for the three months ended September 30, 2018 and 2017, respectively. We recorded share-based compensation expense of $0.3 million and $0.6 million for awards of RSUs for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, we had approximately $0.4 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.22 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and nine months ended September 30, 2018 and 2017 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs, preferred shares and warrants (prior to January 6, 2018), whether exercisable or not.  For the three and nine months ended September 30, 2018, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net (loss) earnings from continuing operations	$(1,720)	$(4,353)	$(4,501)	$(19,836)
Basic net (loss) earnings per common share:
Shares:
Weighted average common shares outstanding	50,597	47,725	50,465	47,480
Basic net (loss) earnings per common share:
Continuing operations	$(0.03)	$(0.09)	$(0.09)	$(0.42)
Diluted net (loss) earnings per common share:
Shares:
Weighted average common shares outstanding	50,597	47,725	50,465	47,480
Diluted net (loss) earnings per common share:
Continuing operations	$(0.03)	$(0.09)	$(0.09)	$(0.42)

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

10. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from continuing operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended September 30, 2018
Total revenues	$-	$20,140	$-	$20,140
(Loss) income from continuing operations before income taxes	$(2,995)	7,184	$(52)	4,137
Capital expenditures	$-	$6,087	$-	$6,087
For the three months ended September 30, 2017
Total revenues	$-	$12,675	$-	$12,675
(Loss) income from continuing operations before income taxes	(3,262)	(529)	(44)	(3,835)
Capital expenditures	$-	$2,986	$-	$2,986
For the nine months ended September 30, 2018
Total revenues	$-	$55,264	$-	$55,264
(Loss) income from continuing operations before income taxes	$(11,230)	$15,160	$(173)	$3,757
Capital expenditures	$-	$17,708	$-	$17,708
For the nine months ended September 30, 2017
Total revenues	$-	$41,452	$-	$41,452
(Loss) income from continuing operations before income taxes	(26,460)	10,673	(193)	(15,980)
Capital expenditures	$-	$14,317	$-	$14,317
Segment assets
September 30, 2018	$9,353	$119,006	$847	$129,206
December 31, 2017	$10,966	$149,185	$499	$160,650

11. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, the European Union Euro, and the New Turkish Lira (“TRY”). We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. At September 30, 2018, we had 1.2 million TRY (approximately $0.2 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY. We have not used foreign currency forward contracts to manage exchange rate fluctuations prior to 2018. At September 30, 2018, we were a party to foreign exchange derivative contracts (See Note 6. “Derivative instruments”).

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At September 30, 2018 and December 31, 2017, we were a party to commodity derivative contracts (See Note 6. “Derivative instruments”).

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

Fair value measurements

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at September 30, 2018 and December 31, 2017, due to the short maturity of those instruments.

The following table summarizes the valuation of our financial assets and liabilities as of September 30, 2018:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Foreign exchange derivative contracts	$-	$(2,476)	$-	(2,476)
Commodity derivative contracts	-	(1,185)	-	(1,185)
Disclosed but not carried at fair value
Liabilities:
2018 Term Loan	-	-	(8,446)	(8,446)
2017 Term Loan	-	-	(14,961)	(14,961)
2016 Term Loan	-	-	-	-
Total	$-	$(3,661)	$(23,407)	$(27,068)

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

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings.  At September 30, 2018 and December 31, 2017, the fair values of the 2018 Term Loan, 2017 Term Loan, and the 2016 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

12. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	September 30,	December 31,
	2018	2017
	(in thousands)
Related party accounts receivable:
Riata Management Service Agreement	$782	$576
PSIL MSA	330	447
Total related party accounts receivable	$1,112	$1,023
Related party accounts payable:
Riata Management Service Agreement	$205	$341
PSIL MSA	2,165	2,119
Interest payable on Series A Preferred	681	681
Other - board of directors fees	8	-
Total related party accounts payable	$3,059	$3,141

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

As of September 30, 2018, we had $0.8 million of outstanding receivables and $0.2 million of outstanding payables pursuant to the Service Agreement.

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

As of September 30, 2018, we had $0.3 million of outstanding receivables and $2.2 million of outstanding payables pursuant to the PSIL MSA.

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

During the three and nine months ended September 30, 2018, we reduced the principal amount of the Amended Note by $0.1 million and $0.2 million, respectively, for cash dividends paid on the Series A Preferred Shares.

As of September 30, 2018, the amount receivable under the Amended Note was $6.1 million.

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

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Amended Note. During the three and six months ended September 30, 2018, we reduced the principal amount of the Amended Note by $0.2 million and $0.5 million, respectively, for amounts payable under the pledge fee agreements.

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

As a result of the TBNG sale, there were no assets or liabilities held for sale as of December 31, 2017 or as of September 30, 2018. For the three and nine months ended September 30, 2018 and 2017, we had no significant operating results from discontinued operations.

14. Subsequent Events

On January 16, 2018, we announced the formation of a special committee of the board of directors to market the Company and explore strategic alternatives to increase shareholder value.  Since that time, the special committee evaluated several proposals to acquire the Company or certain of its assets, including a non-binding offer from Mr. Mitchell and his affiliates to acquire the entire Company.  The special committee was unable to enter into an agreement with Mr. Mitchell and his affiliates to acquire the Company, and on November 9, 2018, Mr. Mitchell notified the special committee that he was withdrawing his non-binding offer.  The special committee is not currently evaluating any other proposals to acquire the Company or its assets.

On November 6, 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. The judgment of the Sofia Court of Appeal is now subject to appeal before the Supreme Court of Cassation. As a result of the judgement of the Sofia Court of Appeal, we are currently evaluating an adjustment to our contingencies relating to production leases and exploration permits (See Note 8. “Contingencies relating to production leases and exploration permits”).

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. As of September 30, 2018, we held interests in approximately 343,000 and 163,000 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of November 9, 2018, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Strategic Alternatives Process

On January 16, 2018, we announced the formation of a special committee of the board of directors to market the Company and explore strategic alternatives to increase shareholder value.  Since that time, the special committee evaluated several proposals to acquire the Company or certain of its assets, including a non-binding offer from Mr. Mitchell and his affiliates to acquire the entire Company.  The special committee was unable to enter into an agreement with Mr. Mitchell and his affiliates to acquire the Company, and on November 9, 2018, Mr. Mitchell notified the special committee that he was withdrawing his non-binding offer.  The special committee is not currently evaluating any other proposals to acquire the Company or its assets.

In light of the improvement in fundamentals and our outlook on current prospects, the board of directors believes that continuing to explore and develop our inventory is currently the best opportunity to maximize shareholder value.  As a result, we have adopted a 2019 capital expenditure plan that includes $35.1 million in capital expenditures consisting of (i) $27.4 million for the drilling of three exploration wells in Turkey and an anticipated seven additional developmental wells and (ii) $7.7 million for the construction of a central gathering and gas processing facility in the Molla area.  Our 2019 capital expenditure plan targets prospects that the we believe have the highest potential to increase shareholder value.

We expect that cash on hand and cash flow from operations will be sufficient to fund our 2019 capital expenditure plan.  If not, we will either curtail our 2019 capital expenditures or seek other funding sources.  Our projected 2019 capital expenditure plan is subject to change.

Financial and Operational Performance Summary

The following summarizes our financial and operational performance for the third quarter of 2018:

•	We reported a $1.7 million net loss for the three months ended September 30, 2018.
•	We derived 98.6% of our oil and natural gas revenues from the production of oil and 1.4% from the production of natural gas during the three months ended September 30, 2018.
•

Total oil and natural gas sales revenues increased 58.9% to $20.1 million for the quarter ended September 30, 2018 from $12.7 million in the same period in 2017. The increase was the result of a $27.71 increase in the average price received per barrel of oil equivalent (“Boe”) as well as the adoption of ASU 2014-09, which now requires transportation costs, previously netted in revenue, to be reported separately.

•

For the quarter ended September 30, 2018, we incurred $6.1 million in capital expenditures, including seismic and corporate expenditures, as compared to $3.0 million for the quarter ended September 30, 2017.

•

As of September 30, 2018, we had $5.5 million in long-term debt, $20.8 million in short-term debt, and $46.1 million in Series A Preferred Shares as compared to $13.0 million in long-term debt, $15.6 million in short-term debt, and $46.1 million in Series A Preferred Shares as of December 31, 2017. During the quarter ended September 30, 2018, we repaid $4.2 million in debt.

•

From December 31, 2017 to September 30, 2018, the Turkish Lira to the U.S. Dollar declined 58.8%. At September 30, 2018, the exchange rate was 5.9902 as compared to 3.7719 at December 31, 2017. This resulted in a foreign exchange loss of $7.0 million for the nine months ended September 30, 2018.

Third Quarter 2018 Operational Update

During the third quarter of 2018, we spud two wells and continued workover and recompletion production optimizations in southeastern Turkey.

In January 2018, we announced a planned drilling program in Southeast Turkey. This drilling program consisted of a six-well development program in the Selmo field and a two-well development program in the Molla area. In the second quarter of 2018, we adjusted our drilling program, as described below, and accordingly reduced our capital expenditure allocations for the remainder of 2018.   The following summarizes our operations by location during the third quarter of 2018 and our drilling plans by location for the remainder of 2018:

Southeastern Turkey

Selmo

Workover and recompletion production optimizations in the Selmo field are ongoing. We do not expect to drill additional wells in the Selmo field during the remainder of 2018.

Molla

Bahar

In the third quarter of 2018, we finished drilling and completed both the Bahar-8 and Bahar-10 wells. We put both wells on production in November. In the fourth quarter of 2018, we plan to spud the SE Bahar-1 well on the southeastern flank of the Bahar field to test the Dadas Sand and Mardin formations.

Yeniev

In the second quarter of 2018, we drilled the Yeniev-1 well. The Yeniev-1 well is a discovery on a new structure in the Molla area with the potential for a significant number of future offset drilling locations. By natural flow, the Yiniev-1 well produced 361 Bopd through the end of the third quarter of 2018. In the third quarter of 2018, we spud the Bati (West) Yeniev-1 well, an offset to the Yeniev-1 discovery well, targeting the Bedinan, Hazro, and Mardin formations.  Drilling operations are complete and completions operations have commenced.  Subsequent to the Bati Yeniev-1 well, we plan to drill the Dogu (East) Yeniev-1 well targeting the Bedinan, Mardin, and Hazro formations in the fourth quarter of 2018.

Other

In the second quarter of 2018, we were awarded a production license for the M44-b2-1 block, which covers 37,700 acres contiguous to our acreage in West Molla.  This license includes our Catak, Pinar, and Yeniev wells.

Since the first quarter of 2018, the Pinar-1 well had been intermittently producing due to a mechanical blockage in the well.  The equipment causing the blockage was recovered in the third quarter of 2018 and the Pinar-1 well was fracture stimulated in the Bedinan formation. The well was put on production in September of 2018, with an initial production rate of 65 Bopd.

In the third quarter of 2018, the Cavuslu-1 well was put on production with an initial production rate of 31 Boped from the Mardin formation.  Additional oil that was tested in the Bedinan and Dadas formations will be added after a long-term test period.

We have completed the 3D seismic processing and initial interpretation of our East Molla 3D seismic and have identified several prospects, which we expect to drill in the first half of 2019, contingent on financing.

Northwestern Turkey

Thrace Basin

Thrace Basin BCGA

We continue to evaluate our prospects in the Thrace Basin BCGA in light of the recent production test results at the Yamalik-1 exploration well operated by Valeura Energy Inc. (“Valeura”) with their partner Equinor ASA (formerly Statoil ASA) (“Equinor”). The Yamalik-1 exploration well is located on a license directly adjacent to our 120,000 net acres in the Thrace Basin of which we believe approximately 50,000 net acres (100% working interest, 87.5% net revenue interest) is in the Thrace Basin BCGA and analogous to the Valeura and Equinor acreage.

We expect to spud the Karli-1 well, a gas exploration well in the Thrace Basin BCGA, following our drilling efforts with respect to our Bulgaria well, the Deventci R-1. We will test zones and depths at the Karli-1 well equivalent to those tested at the Yamilik-1 well.

Bulgaria

We have prepared plans to side track and re-drill the Deventci R-1 well, which we have scheduled to commence in the fourth quarter of 2018.

Planned Operations

In connection with our revised 2018 drilling program, we decreased our projected remaining 2018 capital expenditure budget from our prior estimates. We now expect our net field capital expenditures for the remainder of 2018 to range between $9.0 million and $15.0 million. We expect net field capital expenditures during the remainder of 2018 to include between $8.0 million and $14.0 million in drilling and completion expense and approximately $1.0 million in recompletion expense.

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

Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Our results of operations for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Change
	2018	2017	2018-2017
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	261	254	7
Natural gas (Mmcf)	45	58	(13)
Total production (Mboe)	268	263	5
Average daily sales volumes (Boepd)	2,917	2,862	55
Average prices:
Oil (per Bbl)	$76.32	$47.88	$28.44
Natural gas (per Mcf)	$4.23	$4.82	$(0.59)
Oil equivalent (per Boe)	$74.89	$47.18	$27.71
Revenues:
Oil and natural gas sales	$20,098	$12,424	$7,674
Sales of purchased natural gas	-	-	-
Other	42	251	(209)
Total revenues	20,140	12,675	7,465
Costs and expenses (income):
Production	2,307	2,997	(690)
Transportation and processing	1,054	-	1,054
Exploration, abandonment and impairment	162	141	21
Cost of purchased natural gas	-	-	-
Seismic and other geological and geophysical	122	2,966	(2,844)
General and administrative	2,539	2,532	7
Depletion	2,800	4,015	(1,215)
Depreciation and amortization	138	257	(119)
Interest and other expense	2,776	2,322	454
Interest and other income	(211)	(182)	(29)
Foreign exchange loss (gain)	2,991	48	2,943
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	(510)	-	(510)
Change in fair value on derivative contracts	(780)	(1,365)	585
Total (loss) gain on derivative contracts	(1,290)	(1,365)	75
Oil and natural gas costs per Boe:
Production	$7.52	$9.84	$(2.32)
Depletion	$9.13	$13.34	$(4.21)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased to $20.1 million for the three months ended September 30, 2018 from $12.7 million for the same period in 2017.  The increase was primarily due to an increase in the average realized price per Boe.  Our average price received increased $27.71 per Boe to $74.89 per Boe for the three months ended September 30, 2018 from $47.18 per Boe for the same period in 2017.  The increase was also due to an increase in our average daily sales volumes of 55 Boepd for the three months ended September 30, 2018 as compared to the same period in 2017. In addition, the increase was a result of the 2018 adoption of a new revenue reporting regulation, ASU 2014-09, requiring previously netted transportation expenses of $1.1 million for the three months ended September 30, 2018 to be reported separately as expenses. Our sales of oil are denominated in U.S. Dollars and are not impacted by foreign exchange rates.

 Production. Production expenses decreased to $2.3 million, or $7.52 per Boe, for the three months ended September 30, 2018 from $3.0 million, or $9.84 per Boe, for the same period in 2017.  The decrease was primarily due to a devaluation of the Turkish Lira to the U.S. Dollar, as most of our production expenses are denominated in Turkish Lira.

Transportation and Processing. Transportation and processing expense increased to $1.1 million for the three months ended September 30, 2018 from zero for the same period in 2017. The increase was due to the ASU 2014-09, which now requires this cost, previously netted in revenue, to be reported separately.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $0.2 million for the three months ended September 30, 2018 from $0.1 million for the same period in 2017. The increase was primarily due to additional impairments and an additional abandonment expense recorded for the three months ended September 30, 2018.

Seismic and Other Geological and Geophysical. Seismic and other geological and geophysical cost decreased to $0.1 million for the three months ended September 30, 2018 from $3.0 million for the same period in 2017. The decrease was primarily due to seismic activities related to the East Molla 3D project of $2.9 million recorded in the three months ended September 30, 2017.

General and Administrative. General and administrative expense for the three months ended September 30, 2018 did not significantly change from the same period in 2017.

Depletion. Depletion expense decreased to $2.8 million, or $9.13 per Boe, for the three months ended September 30, 2018 from $4.0 million, or $13.34 per Boe, for the same period of 2017. The decrease was primarily due to a devaluation of the Turkish Lira to the U.S. Dollar.

Interest and Other Expense. Interest and other expense increased to $2.8 million for the three months ended September 30, 2018 from $2.3 million for the same period in 2017. The increase was primarily due to higher debt balances for the three months ended September 30, 2018.

Interest and Other Income. Interest and other income for the three months ended September 30, 2018 did not significantly change from the same period in 2017.

Foreign Exchange Loss (Gain). We recorded a foreign exchange loss of $3.0 million for the three months ended September 30, 2018 as compared to $0.1 million for the same period in 2017. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the Turkish Lira amount if it has not been settled previously. Generally, a strengthening of the U.S. Dollar relative to the Turkish Lira increases our foreign exchange loss. The foreign exchange loss for the three months ended September 30, 2018 was due to a decrease in the value of the Turkish Lira compared to the U.S. Dollar. From December 31, 2017 to September 30, 2018, the Turkish Lira to the U.S. Dollar declined 58.8%. At September 30, 2018, the exchange rate was 5.9902 as compared to 3.7719 at December 31, 2017.

Gain (Loss) on Derivative Contracts. We recorded a net loss on derivative contracts of $1.3 million for the three months ended September 30, 2018 as compared to $1.4 million for the same period in 2017. During the three months ended September 30, 2018, we recorded a $1.2 million loss to mark our currency derivative contracts to their fair value, a $0.4 million gain to mark our commodity derivative contracts to their fair value and a $0.5 million loss on settled contracts. During the same period in 2017, we recorded a $1.4 million loss to mark our commodity derivative contracts to their fair value.

Results of Operations—Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Our results of operations for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,		Change
	2018	2017	2018-2017
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	750	858	(108)
Natural gas (Mmcf)	168	308	(140)
Total production (Mboe)	778	909	(131)
Average daily sales volumes (Boepd)	2,839	3,331	(492)
Average prices:
Oil (per Bbl)	$72.09	$45.42	$26.67
Natural gas (per Mcf)	$4.74	$4.89	$(0.15)
Oil equivalent (per Boe)	$70.52	$44.51	$26.01
Revenues:
Oil and natural gas sales	$54,859	$40,475	$14,384
Sales of purchased natural gas	1	654	(653)
Other	404	323	81
Total revenues	55,264	41,452	13,812
Costs and expenses (income):
Production	7,979	8,798	(819)
Transportation and processing	3,385	-	3,385
Exploration, abandonment and impairment	393	249	144
Cost of purchased natural gas	1	568	(567)
Seismic and other geological and geophysical	340	3,046	(2,706)
General and administrative	9,662	9,303	359
Depletion	10,142	12,330	(2,188)
Depreciation and amortization	531	694	(163)
Interest and other expense	7,649	6,981	668
Interest and other income	(842)	(663)	(179)
Foreign exchange loss	6,987	1,055	5,932
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	(3,710)	32	(3,742)
Change in fair value on derivative contracts	(1,446)	267	(1,713)
Total (loss) gain on derivative contracts	(5,156)	299	(5,455)
Oil and natural gas costs per Boe:
Production	$8.97	$8.43	$0.54
Depletion	$11.42	$11.86	$(0.44)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased to $55.3 million for the nine months ended September 30, 2018 from $41.5 million for the same period in 2017. The increase was primarily due to an increase in the average realized price per Boe.  Our average price received increased $26.01 per Boe to $70.52 per Boe for the nine months ended September 30, 2018, from $44.51 per Boe for the same period in 2017.  This was partially offset by a decrease in our sales volumes of 131 Mboe for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to a decrease from the divestiture of TBNG in February 2017. In addition, the increase was a result of the 2018 adoption of ASU 2014-09, requiring previously netted transportation expenses of $3.4 million for the nine months ended September 30, 2018 to be reported separately as expenses. Our sales of oil are denominated in U.S. Dollars and are not impacted by foreign exchange rates.

Sales of Purchased Natural Gas. Sales of purchased natural gas decreased to $1,000 for the nine months ended September 30, 2018 from $0.7 million for the same period in 2017.  The decrease was primarily due to the divestiture of TBNG in February 2017.

Production. Production expenses decreased to $8.0 million, or $8.97 per Boe, for the nine months ended September 30, 2018 from $8.8 million, or $8.43 per Boe, for the same period in 2017. The decrease in production expense was primarily due to a devaluation of the Turkish Lira to the U.S. Dollar, as most of our production expenses are denominated in Turkish Lira. The increase in Boe was due to a 14.4% decrease in production volumes as compared to a 9.3% decrease in production expense.

Transportation and Processing. Transportation and processing expense increased to $3.4 million for the nine months ended September 30, 2018 from zero for the same period in 2017. The increase was due to the 2018 adoption of ASU 2014-09, which now requires this cost, previously netted in revenue, to be reported separately.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs increased to $0.4 million for the nine months ended September 30, 2018 from $0.3 million for the same period in 2017. The increase was primarily due to additional impairments recorded for the nine months ended September 30, 2018.

Cost of Purchased Natural Gas. Cost of purchased natural gas decreased to zero for the nine months ended September 30, 2018 from $0.6 million for the same period in 2017.  The decrease was primarily due to the divestiture of TBNG in February 2017.

Seismic and Other Geological and Geophysical. Seismic and other geological and geophysical cost decreased to $0.3 million for the nine months ended September 30, 2018 from $3.0 million for the same period in 2017. The decrease was primarily due to seismic activities related to the East Molla 3D project of $2.9 million recorded in the nine months ended September 30, 2017.

General and Administrative. General and administrative expense increased to $9.7 million for the nine months ended September 30, 2018 from $9.3 million for the same period in 2017.  The increase was primarily due to $1.0 million in costs associated with our strategic alternatives process, which includes professional expenses and travel. This was partially offset by a decrease in severance, vacation pay, and legal contingencies of $0.3 million, insurance expenses of $0.2 million and freight and transportation of $0.1 million.

Depletion. Depletion expense decreased to $10.1 million, or $11.42 per Boe, for the nine months ended September 30, 2018 from $12.3 million, or $11.86 per Boe, for the same period of 2017. The decrease in depletion expense was primarily due to a devaluation of the Turkish Lira to the U.S. Dollar.

Interest and Other Expense. Interest and other expense increased to $7.7 million for the nine months ended September 30, 2018 from $7.0 million for the same period in 2017. The increase was primarily due to higher debt balances during the nine months ended September 30, 2018.

Interest and Other Income. Interest and other income increased to $0.8 million for the nine months ended September 30, 2018 from $0.7 million for the same period in 2017. The increase was primarily due to higher average cash balances during the nine months ended September 30, 2018 as compared to the same period in 2017.

Foreign Exchange Loss. We recorded a foreign exchange loss of $7.0 million for the nine months ended September 30, 2018 as compared to a loss of $1.0 million for the same period in 2017. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the Turkish Lira amount if it has not been settled previously. Generally, a strengthening of the U.S. Dollar relative to the Turkish Lira increases our foreign exchange loss. The foreign exchange loss for the nine months ended September 30, 2018 was due to a decrease in the value of the Turkish Lira as compared to the U.S. Dollar. From December 31, 2017 to September 30, 2018, the Turkish Lira to the U.S. Dollar declined 58.8%. At September 30, 2018, the exchange rate was 5.9902 as compared to 3.7719 at December 31, 2017.

Gain (Loss) on Derivative Contracts. We recorded a net loss on commodity derivative contracts of $5.2 million for the nine months ended September 30, 2018 as compared to a net gain of $0.3 million for the same period in 2017. During the nine months ended September 30, 2018, we recorded a $1.1 million gain to mark our commodity derivative contracts to their fair value, a $2.6 million loss to mark our currency derivative contracts to their fair value and a $3.7 million loss on settled contracts.  During the same period in 2017, we recorded a $0.3 million gain to mark our derivative contracts to their fair value and a $32,000 gain on settled contracts.

Capital Expenditures

For the three and nine months ended September 30, 2018, we incurred $6.1 million and $17.7 million, respectively, in capital expenditures, including seismic and corporate expenditures, as compared to $3.0 million and $14.3 million for same periods in 2017

In connection with our revised 2018 drilling program, we decreased our projected remaining 2018 capital expenditure budget from our prior estimates. We now expect our net field capital expenditures for the remainder of 2018 to range between $9.0 million and $15.0 million. We expect net field capital expenditures during the remainder of 2018 to include between $8.0 million and $14.0 million in drilling and completion expense and approximately $1.0 million in recompletion expense. We expect that cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2018 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected remaining 2018 capital expenditure budget is subject to change.

Cash flows

Net cash provided by operating activities during the nine months ended September 30, 2018 was $25.2 million, an increase from net cash provided by operating activities of $16.1 million for the same period in 2017.  The increase in net cash was primarily due to the timing of collecting our receivables and paying our accounts payable and the decrease in net loss from continuing operations.

Net cash used in investing activities during the nine months ended September 30, 2018 was $21.0 million, a decrease from net cash provided by investing activities of $3.1 million for the same period in 2017.  The change was primarily due to the proceeds received from the sale of TBNG of $17.8 million during the nine months ended September 30, 2017 and due to the increase in additions to oil and natural gas properties and equipment and other properties during the nine months ended September 30, 2018.

Net cash used in financing activities during the nine months ended September 30, 2018 was $2.4 million, a decrease from net cash used in financing activities of $29.7 million for the same period in 2017.  The decrease in net cash used was primarily due to a decrease in debt principal repayments as well as additional loan proceeds from the 2018 Term Loan.

Liquidity and Capital Resources

As of September 30, 2018, we had $26.2 million of indebtedness, not including $8.8 million of trade payables, as further described below.  We believe that our cash flow from operations will be sufficient to meet our normal operating requirements and to fund planned capital expenditures during the next 12 months. As of September 30, 2018, we had a working capital surplus of $3.5 million.

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

       2017 Term Loan. On November 17, 2017, DenizBank entered into the 2017 Term Loan under the Credit Agreement. The 2017 Term Loan bears interest at a fixed rate of 6.0% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2017 Term Loan had a grace period which bore no interest or payments due until July 2018. Thereafter, the 2017 Term Loan is payable in one monthly installment of $1.38 million, nine monthly installments of $1.2 million each through April 2019 and thereafter in eight monthly installments of $1.0 million each through December 2019, with the exception of one monthly installment of $1.2 million occurring in October 2019.  The 2017 Term Loan matures in December 2019.  Amounts repaid under the 2017 Term Loan may not be re-borrowed, and early repayments under the 2017 Term Loan are subject to early repayment fees. The 2017 Term Loan is guaranteed by Petrogas, Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

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

         At September 30, 2018, we had $16.6 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

2018 Term Loan. On May 28, 2018, DenizBank entered into the 2018 Term Loan under the Credit Agreement. The 2018 Term Loan bears interest at a fixed rate of 7.25% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2018 Term Loan had a grace period through July 2018 during which no payments were due. Thereafter, accrued interest on the 2018 Term Loan is payable monthly and the principal on the 2018 Term Loan is payable in five monthly installments of $0.2 million each through December 2018, four monthly installments of $0.5 million each through April 2019, four monthly installments of $1.0 million each through August 2019, and four monthly installments of $0.75 million each through December 2019. The 2018 Term Loan matures in December 2019. Amounts repaid under the 2018 Term Loan may not be reborrowed, and early repayments under the 2018 Term Loan are subject to early repayment fees. The 2018 Term Loan is guaranteed by Petrogas, Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

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

At September 30, 2018, we had $9.6 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

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

Series A Preferred Shares. As of September 30, 2018, we had 921,000 Series A Preferred Shares outstanding. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of September 30, 2018, we had $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (See Note 3. “Series A Preferred Shares”).

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

     During the third quarter of 2018, there were no material changes in market risk exposures or their management that would affect the Quantitative or Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  The following tables sets forth our derivatives contracts, which are settled based on Brent oil pricing, with respect to future crude oil production as of September 30, 2018 and contract rates with respect to foreign exchange:

Fair Value of Commodity Derivative Instruments as of September 30, 2018

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Additional Call	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Ceiling	Value of Liability
						(in thousands)
Collar	July 1, 2018 - December 31, 2018	220	$55.00	$70.00	$-	$(595)
Collar	July 1, 2018 - December 31, 2018	245	$56.00	$70.00	$84.00	(590)
Total Estimated Fair Value of Liability						$(1,185)

Fair Value of Currency Derivative Instruments as of September 30, 2018

					Buy		Sell	Estimated Fair
Type	Buy/Sell	Rate	Settlement Date	Buy Currency	Currency Amount	Sell Currency	Currency Amount	Value of Liability
								(in thousands)
FXOPT	Buy	6.300	12/18/18	TRY	15,750,000	USD	2,500,000	(163)
FXOPT	Buy	6.800	10/30/18	TRY	13,600,000	USD	2,000,000	(640)
FXOPT	Sell	5.070	10/02/18	TRY	10,140,000	USD	2,000,000	(332)
FXOPT	Buy	5.000	10/03/18	USD	2,000,000	TRY	10,000,000	-
FXOPT	Sell	4.750	10/03/18	USD	2,000,000	TRY	9,500,000	-
FXOPT	Sell	5.100	10/03/18	TRY	32,130,000	USD	6,300,000	(1,014)
FXOPT	Buy	5.000	10/03/18	USD	6,300,000	TRY	31,500,000	-
FXOPT	Sell	4.750	10/03/18	USD	6,300,000	TRY	29,925,000	-

FXFWD	Sell	6.990	10/02/18	USD	2,000,000	TRY	13,987,000	(327)
Total Estimated Fair Value of Liability								$(2,476)

Item 4.	Controls and Procedures

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

     As of September 30, 2018, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2018, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the developments described below:

Bulgarian Ministry of Energy and Economy. In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000 in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. On November 6, 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. The judgment of the Sofia Court of Appeal is now subject to appeal before the Supreme Court of Cassation.

Item 1A.	Risk Factors

During the third quarter of 2018, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: November 14, 2018