Form 10-K
period 2018-12-31
TRANSATLANTIC PETROLEUM LTD.
filed 2019-03-26
CIK 1092289

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common shares, par value $0.10 per share, held by non-affiliates of the registrant, based on the last sale price of the common shares on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $41.9 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 22, 2019, there were 52,496,666 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2019 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TRANSATLANTIC PETROLEUM LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of applicable U.S. and Canadian securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may,” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity, and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. Such factors include, but are not limited to, the following: our ability to access sufficient capital to fund our operations; fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts or sale of assets; future capital requirements and the availability of financing; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; asset sales; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs or operations; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing; and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

i

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

Exploitation. The continuing development of a known producing formation in a previously discovered field, including efforts to maximize the ultimate recovery of oil or natural gas from the field by development wells, secondary recovery equipment, or other suitable processes and technology.

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

Present value of estimated future net revenues or PV-10. The present value of estimated future net revenues is an estimate of future net revenues from a property at the date indicated, without giving effect to derivative financial instrument activities, after deducting production and ad valorem taxes, future capital costs, abandonment costs, and operating expenses, but before deducting future federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating and capital costs at the date indicated, at its acquisition date, or as otherwise indicated. We believe that the present value of estimated future net revenues before income taxes, while not a financial measure in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially.

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

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Standardized measure of discounted future net cash flows or the Standardized Measure. Under the Standardized Measure, future cash flows for the years ended December 31, 2018 and 2017 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

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

Our Business

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2018, we held interests in 372,050 and 162,500 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 22, 2019, approximately 48% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, the chairman of our board of directors and our chief executive officer.

Based on the reserves report prepared by DeGolyer and MacNaughton, independent petroleum engineers, our estimated proved reserves at December 31, 2018 in Turkey were 10,383 Mboe, of which 96.1% was oil. Of these estimated proved reserves, 52.2% were proved developed reserves. As of December 31, 2018, the Standardized Measure and PV-10 of our proved reserves in Turkey were $266.2 million and $320.6 million, respectively. See “Item 2. Properties—Value of Proved Reserves” for a reconciliation of PV-10 to the Standardized Measure.

Recent Developments

2019 Term Loan. On February 22, 2019, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a $20.0 million term loan (the “2019 Term Loan”) with DenizBank, A.S (“DenizBank”) under our general credit agreement with DenizBank (the “Credit Agreement”).

The 2019 Term Loan bears interest at a fixed rate of 7.5% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2019 Term Loan has a ten-month grace period during which the 2019 Term Loan bears interest but no payments are due other than a single interest only payment of $0.76 million in August 2019. After the ten-month grace period, the 2019 Term Loan is payable in fourteen monthly principal installments of $1.43 million plus interest. The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be re-borrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees.

Our Properties and Operations

Summary of Geographic Areas of Operations

The following table shows net reserves information as of December 31, 2018:

		Proved
	Proved Developed	Undeveloped	Total Proved	Probable Reserves	Possible Reserves
	Reserves (Mboe)	Reserves (Mboe)	Reserves (Mboe)	(Mboe)	(Mboe)
Turkey	5,423	4,960	10,383	5,884	6,360

Turkey

As of December 31, 2018, we held interests in five onshore exploration licenses and 18 onshore production leases covering a total of 443,268 gross (372,050 net) acres in Turkey. As of December 31, 2018, we had total net proved reserves of 9,976 Mbbl of oil and 2,440 Mmcf of natural gas, net probable reserves of 5,748 Mbbl of oil and 817 Mmcf of natural gas and net possible reserves of 6,204 Mbbl of oil and 938 Mmcf of natural gas in Turkey. During 2018, our average wellhead production was 3,355 net Boepd of oil and natural gas in Turkey. The following summarizes our core producing properties in Turkey:

Southeastern Turkey. During 2018, substantially all of our oil production was concentrated in Southeastern Turkey, primarily in the Arpatepe, Bahar, Goksu, Selmo, and Yeniev oil fields. These fields are located in the northwest region within the Turkish portion of the North Arabian Basin. The North Arabian Basin includes prolific oil trends that extend from Iran and Iraq into Turkey.

We hold a 100% working interest in the Selmo production lease, which expires in June 2025. We also hold a 100% working interest in the Selmo exploration license. The Selmo oil field is the second largest oil field in Turkey in terms of historical cumulative production and is responsible for a large portion of our current crude oil production. For 2018, our net wellhead production of crude oil from the Selmo field was 653,719 Bbls at an average rate of 1,791 Bbl/d. Turkiye Petrolleri Anonim Ortakligi (“TPAO”), a Turkish government-owned oil and natural gas company, and Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchase all of our crude oil production, which are transported by truck to their neighboring facilities. At December 31, 2018, we had 55 gross and net producing wells in the Selmo oil field.

We hold a 100% working interest in the Molla exploration license, which includes the Bahar and Cavuslu fields. We also hold a 100% working interest in each of the three Molla production leases, which includes the Goksu, Yeniev, West Yeniev, Pinar, Catak and Bati Yasince fields. In the Molla licenses, we target Bedinan, Dadas, Hazro, and Mardin formations, which produce on the licenses.  For 2018, our wellhead production of crude oil from the Molla area was 468,514 Bbls at an average rate of 1,284 Bbl/d. At December 31, 2018, we had 16 gross and net producing wells on the Molla licenses.

We hold a 50% working interest in our Arpatepe production lease. For 2018, our share of wellhead production of net crude oil from the Arpatepe field was 51,127 Bbls at an average rate of 140 Bbl/d. At December 31, 2018, we had five producing wells on the Arpatepe production lease. We have operated the Arpatepe production lease since December 2015.

We hold a 50% working interest in the Bakuk production lease.  In 2017, our production was shut in due to security precautions and remained shut in during 2018.

Northwestern Turkey. Substantially all of our natural gas production is concentrated in the Thrace Basin, which is one of Turkey’s most productive onshore natural gas regions. It is located in northwestern Turkey close to Istanbul province.  For 2018, our net wellhead production was 238,865 Mcf at an average rate of 645 Mcf/d from all of the gas fields.

Bulgaria

As of December 31, 2018, we held interests in one production concession covering a total of 162,500 net undeveloped acres in Bulgaria. During 2018, we had no production or reserves in Bulgaria.

Current Operations

Southeastern Turkey

Molla

Yeniev Field. Both the Yeniev-1 and West Yeniev-1 wells continue flowing naturally with little water. In November 2018, we spud the East Yeniev-1 appraisal well to further delineate the structure. The well was drilled to a total measured depth of 9,900 feet and encountered hydrocarbon shows in the Mardin and Bedinan formations. Completion operations began in January 2019 and resulted in a discovery in the Mardin formation.

Other. We spud the Blackeye-1 well in January 2019. The well was drilled to a total measured depth of 11,105 feet and encountered oil shows in the Hazro, Mardin, and Bedinan formations. Completion operations began in February 2019.

Selmo

We have completed the initial phase of operations in the Selmo-1 well to re-enter and test the Permian formation, establishing the productivity of the Permian formation. During a short-term flow test of a previously untested interval, the Selmo-1 well tested 45.6 API condensate along with natural gas containing a high carbon dioxide percentage component. While the Selmo-1 well lies in what is interpreted as the gas cap of the structure, the positive test results warrant further testing lower on the structure.

Northwestern Turkey

Thrace Basin BCGA

We continue to evaluate our prospects in the Thrace Basin’s Basin Center Gas Accumulation (“Thrace Basin BCGA”) in light of the recent production test results at the Yamalik-1 exploration well operated by Valeura Energy Inc. (“Valeura”) with their partner Equinor ASA (formerly Statoil ASA) (“Equinor”). The Yamalik-1 exploration well is located on a license directly adjacent to our

120,000 net acres in the Thrace Basin of which we believe approximately 50,000 net acres (100% working interest, 87.5% net revenue interest) is in the Thrace Basin BCGA and analogous to the Valeura and Equinor acreage.

Subsequent to drilling and testing of the Yamalik-1 well, the joint venture between Valeura and Equinor announced a three-well program. In the first quarter of 2019, Valeura and Equinor announced that they drilled and cased a second well in the Thrace Basin BCGA, the Inanli-1 well. According to Valeura and Equinor, the well was drilled to a total depth of 4,885 meters and encountered 1,615 meters of high net-to-gross sandstone, which they interpreted to contain over-pressured gas. Valeura and Equinor announced that they expect to complete the well in the first quarter of 2019. In the first quarter of 2019, Valeura and Equinor announced that they spud the Devepinar-1 appraisal well and drilled it to intermediate casing point at 3,375 meters. According to Valeura and Equinor, the Devepinar-1 appraisal well is designed as a 20-kilometer step-out well to test the lateral extent of the Thrace Basin BCGA.

We expect to spud a shallow exploration well on our license in the Thrace Basin in the second quarter of 2019.

Bulgaria

We commenced the side-track and re-drilling of the Deventci R-1 well in December 2018, targeting the Ozirovu and Dolmi Dabnik formations. The well was drilled to a total depth of 16,450 feet. Although we encountered the targeted formations, tests did not indicate commercial quantities of reservoir quality rock. We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for 2019 to range between $25.0 million and $30.0 million. We expect net field capital expenditures during 2019 to include between $24.0 million and $29.0 million in drilling and completion expense for 10 planned wells and approximately $1.0 million for recompletions. We expect that cash on hand and cash flow from operations will be sufficient to fund our 2019 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2019 capital expenditure budget is subject to change.

Customers

Oil. During 2018, 87.5% of our oil production, which is U.S. Dollar indexed, was concentrated in the Selmo and Bahar oil fields in Turkey. TUPRAS purchases substantially all of our oil production. During 2018, we sold $68.2 million of oil to TUPRAS, representing 96.4% of our total revenues. We sell all of our Southeastern Turkey oil to TUPRAS pursuant to a domestic crude oil purchase and sale agreement. Under the purchase and sale agreement, TUPRAS purchases oil produced by us and delivered to our TPAO Batman tanks and to the Boru Hatlari ile Petrol Tasima A.S. (“BOTAŞ”) Dörtyol plant. The price of the oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. The purchase and sale agreement automatically renews for successive one-year terms unless earlier terminated in writing by either party.  All payments for our oil production made by TUPRAS for the past nine years have been in full and on time.  No other purchasers of our oil accounted for more than 10% of our total revenues.

Natural Gas. During 2018, no purchasers of our natural gas production, which is indexed on the New Turkish Lira (“TRY”), accounted for 10% or more of our total revenues.

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

Fracture Stimulation Program

Oil and natural gas may be recovered from our properties through the use of fracture stimulation combined with modern drilling and completion techniques. Fracture stimulation involves the injection of water, and generally sand and/or chemicals under pressure into formations to fracture the oil or gas formation by contacting greater surface area to stimulate production. We have successfully utilized fracture stimulation in our Thrace Basin, Molla, and Selmo licenses and production leases.

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

We diligently review best practices and industry standards in connection with fracture stimulation activities and strive to comply with all regulatory requirements in the protection of potable water sources. Protective practices include, but are not limited to, setting multiple strings of protection pipe across potable water sources, cementing surface casing from setting depth to surface and second string from setting depth up-well past multiple frac barriers above the formation and, in some cases, to surface, continuously monitoring the fracture stimulation process in real time, and disposing of all non-commercially produced fluids in certified disposal wells at depths below the potable water sources or at a certified water treatment plant. In Southeast Turkey, the base of potable water is generally 3,000 feet to 8,000 feet above the hydrocarbon zones.  There have not been any incidents, citations, or suits involving environmental concerns related to our fracture stimulation operations on our properties.

In the Thrace Basin, Selmo, and Molla, we have access to water resources which we believe will be adequate to execute any stimulation activities that we may perform in the future. We also employ procedures for environmentally friendly disposal of fluids recovered from fracture stimulation.

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

Such laws and regulations not only expose us to liability for our own negligence but may also expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time those actions were taken. We may incur significant costs as a result of environmental accidents, such as oil spills, natural gas leaks, ruptures, or discharges of hazardous materials into the environment, including clean-up costs and fines or penalties. Additionally, we may incur significant costs in order to comply with environmental laws and regulations and may be forced to pay fines or penalties if we do not comply.

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

Employees

As of December 31, 2018, we employed 112 people in Turkey, 30 people in Addison, Texas and 6 people in Bulgaria. Approximately 36 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with the Petroleum, Chemical and Rubber Workers Union of Turkey (“PETROL-IS”). We consider our employee relations to be satisfactory.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our website at www.transatlanticpetroleum.com as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issues, including us, that electronically file with the SEC at http://www.sec.gov.

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

Executive Officers of the Registrant

The following table and text sets forth certain information with respect to our executive officers as of March 1, 2019:

Name	Age	Positions
N. Malone Mitchell 3rd	57	Chairman and Chief Executive Officer
Todd C. Dutton	65	President
Michael P. Hill	37	Chief Accounting Officer
Tabitha T. Bailey	33	Vice President, General Counsel and Corporate Secretary
Harold “Lee” Muncy	66	Vice President of Geosciences

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

Todd C. Dutton has served as our president since May 2014.  Mr. Dutton has served as president of Longfellow Energy, LP (“Longfellow”), a Dallas, Texas-based independent oil and natural gas exploration and production company owned by our chairman and chief executive officer, Mr. Mitchell 3rd and his family, since January 2007, where his primary responsibility is to originate and develop oil and natural gas projects. He brings 40 years of experience in the oil and natural gas industry, focusing on exploration, acquisitions and property evaluation. He has served in various supervisory and management roles at Texas Pacific Oil Company, Coquina Oil Corporation, BEREXCO INC. and Riata Energy, Inc. Mr. Dutton earned a B.B.A. in Petroleum Land Management from the University of Oklahoma.

Michael P. Hill has served as our chief accounting officer and principal accounting and principal financial officer since January 2019. Mr. Hill served as chief accounting officer of AVAD Energy Partners, LLC from December 2017 to January 2019, where he was responsible for internal and external financial reporting, cash management, debt compliance, relationships with oil and gas purchasers, execution of the hedging strategy, and analyzing profitability. Previously, Mr. Hill served as our corporate controller from June 2017 to December 2017, our financial reporting manager at from 2012 to June 2017, and our senior financial reporting accountant from 2010 to 2012. Mr. Hill also served as international controller at Toreador Resources Corporation and began his career as an auditor at Grant Thornton LLP. Mr. Hill earned a B.B.A. in Accounting and Finance from Texas Tech University.

Tabitha T. Bailey has served as our vice president, general counsel, and corporate secretary since January 2019, and as associate general counsel from June 2017 to January 2019. Previously, Ms. Bailey served as an attorney in the corporate department at Akin Gump Strauss Hauer & Feld LLP from October 2013 to June 2017, where she represented clients in mergers, acquisitions, capital raising, securities compliance, and other strategic transactions across a broad range of industries. Ms. Bailey began her career as an attorney in the corporate department at Haynes and Boone, LLP. Ms. Bailey earned a B.A. in International Studies and Economics from the University of Mississippi and a J.D. from Vanderbilt University Law School.

Harold “Lee” Muncy has served as our vice president of geosciences since June 2014.  Mr. Muncy previously served as vice president, exploration for the Bass Companies, a group of Fort Worth, Texas-based independent oil and natural gas exploration and production companies, where he worked from 2000 to 2012. He brings more than 36 years of geological experience in the oil and natural gas industry, where he has focused on exploration, exploitation and worldwide transactions. He began his career as a geologist with Mobil Oil Corporation and served as exploration manager for Fina Oil & Chemical Company and vice president of exploration and land for TransTexas Gas Corp. Mr. Muncy earned a B.S. and an M.S. in Geology & Mineralogy from The Ohio State University.

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

During 2018, we derived all of our revenue from our operations in Turkey and substantially all of our oil production was derived from Southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq and Syria have occasionally experienced political, social, security and economic problems, terrorist attacks, insurgencies, war and civil unrest.  Since December 2010, political instability has increased in a number of countries in the Middle East and North Africa. As a result of the civil war in Syria, hundreds of thousands of Syrian refugees have fled to Turkey. In addition, tensions continue between Turkey and Syria.  In addition, Turkey has experienced numerous terrorist incidents, and in July 2016, there was a failed attempt to overthrow the government of President Recep Tayyip Erdoğan.

The recent conflict with the terrorist group Islamic State in Iraq and Syria (“ISIS”), the tension in and involving the Kurdish regions of northern Iraq, which are contiguous to the region where our Southeast Turkey licenses are located, and the aftermath the attempted coup d’etat may have political, social or security implications in Turkey or otherwise may impact the Turkish economy.

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

We have incurred substantial losses in prior years. During 2018, we generated a net loss of $5.2 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown risks.

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

At December 31, 2018, of our total net undeveloped acreage, 16.2% and 32.2% will expire during 2019 and 2020, respectively, unless we are able to extend the permits or licenses covering this acreage or commence production on this acreage and convert the permits or licenses into production leases or concessions. If our permits or licenses expire, we will lose our right to explore and develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.  In addition, if our liquidity continues to be constrained and we are not able to access additional capital, we may be unable to fund the drilling of some of our obligation wells, and we could lose some of our licenses.

Substantially all of our oil is sold to one customer, and the loss of this customer could have a material adverse impact on our results of operations.

TUPRAS, an affiliate of Koç Holding, purchases substantially all of our oil production from Turkey, representing 96.4% of our total revenues in 2018. If TUPRAS reduces its oil purchases or fails to purchase our oil production, or there is a material non-payment, our results of operations could be materially and adversely affected. TUPRAS may be subject to its own operating risks that could increase the risk that it could default on its obligations to us. Under Turkish law, TUPRAS is obligated to purchase all of our oil production in Turkey, and we are prohibited from selling any of our oil produced in Turkey to any other customer. Pursuant to a purchase and sale agreement with TUPRAS, the price of oil delivered to TUPRAS is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. Changes to Turkish law could adversely affect our business and results of operations.

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

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to our indebtedness and to satisfy any other debt obligations will depend on commodity prices and our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control.

We could experience labor disputes that could disrupt our business in the future.

As of December 31, 2018, 36 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with PETROL-IS. Potential work disruptions from labor disputes with these employees could disrupt our business and adversely affect our financial condition and results of operations.

Risks Related to the Oil and Natural Gas Industry

Oil and natural gas prices are volatile. Declines in prices could adversely affect our financial condition, results of operations, cash flows, access to capital, and ability to grow.

Oil and natural gas prices historically have been volatile and may continue to be volatile in the future. Oil prices could move downward or upward on a rapid or repeated basis, and, as of December 31, 2018, we do not have any commodity derivative contracts that hedge our price risk. The decline since late 2014 in oil and natural gas prices has reduced our revenue, cash flows, and access to capital, and while prices have risen from the lowest levels, prices could decline again in the future. Lower oil and natural gas prices also potentially reduce the amount of oil and natural gas that we can economically produce resulting in a reduction in the proved oil and natural gas reserves we could recognize. Thus, significant and sustained commodity price reductions could materially and adversely affect our financial condition and results of operations which could impact, maintain or increase our current levels of borrowing, our ability to repay current or future indebtedness, refinance our current indebtedness or obtain additional capital on attractive terms.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves that we may report. In addition, we may adjust estimates of proved, probable, and possible reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Moreover, there can be no assurance that our reserves will ultimately be produced or that our proved undeveloped, probable, and possible reserves will be developed within the periods anticipated. Any significant variance in the assumptions could materially affect the estimated quantity and value of our reserves.

Investors should not assume that the pre-tax net present value of our proved, probable, and possible reserves is the current market value of our estimated oil and natural gas reserves. We base the pre-tax net present value of future net cash flows from our proved, probable, and possible reserves on prices and costs on the date of the estimate. Actual future prices, costs, and the volume of produced reserves may differ materially from those used in the pre-tax net present value estimate.

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

The capitalized costs of our oil and natural gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net revenues, we generally must write down the costs of each depletion pool to the estimated fair value (discounted future net cash flows of that depletion pool). Any such charge will not affect our cash flow from operating activities or liquidity but will reduce our earnings and shareholders’ equity. A decline in oil or natural gas prices from current levels, or other factors, could cause an impairment write-down of capitalized costs and a non-cash charge against future earnings. Once incurred, a write-down of oil and natural gas properties cannot be reversed at a later date, even if oil or natural gas prices increase.

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

The long-term performance of our business depends upon our ability to identify, acquire and develop additional oil and natural gas reserves that are economically recoverable. Future success depends upon our ability to acquire working and revenue interests in properties upon which oil and natural gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain additional proven oil and natural gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop additional oil and natural gas reserves or generate additional revenues. There are no assurances that additional oil and natural gas reserves will be identified or acquired on acceptable terms or that oil and natural gas reserves will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

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

Our reserves are estimated by independent petroleum engineers. At December 31, 2018, approximately 47.8% of our total estimated net proved reserves in Turkey were proved undeveloped reserves. Undeveloped reserves, by their nature, are significantly less certain than developed reserves. At December 31, 2018, we also had a significant amount of unproved reserves, which consist of probable and possible reserves. There is significant uncertainty attached to unproved reserves estimates. The discovery, determination and exploitation of undeveloped or unproved reserves requires significant capital expenditures and successful drilling and exploration programs. We do not currently have the funds available to develop our undeveloped reserves. We may not be able to raise the additional capital that we need to develop these reserves. There is no certainty that we will be able to convert undeveloped reserves to developed reserves or unproved reserves into proved reserves or that our undeveloped or unproved reserves will be economically viable or technically feasible to produce.

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

Hedging transactions that we enter into from time to time may expose us to counterparty credit risk.

From time to time, we enter into commodity derivative contracts to hedge the price volatility of oil. These hedging transactions may expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract, and we may not be able to realize the benefit of the derivative contract.

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

As of March 22, 2019, Mr. Mitchell beneficially owned approximately 48% of our outstanding common shares. In addition, persons and entities affiliated with Mr. Mitchell participated in our offering of $46.1 million aggregate principal amount of 12.0% Series A Convertible Redeemable Preferred Shares (the “Series A Preferred Shares”) and have the right to convert their Series A Preferred Shares to common shares subject to the terms and conditions of the Series A Preferred Shares.  Dalea Partners, LP, an affiliate of Mr. Mitchell, owns 42,000 Series A Preferred Shares; trusts benefitting Mr. Mitchell’s four children each own 41,000 Series A Preferred Shares; and Longfellow owns 205,000 Series A Preferred Shares.  As a result, Mr. Mitchell could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with your interests or the interests of our other shareholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Turkey

General. As of December 31, 2018, we held interests in five onshore exploration licenses and 18 onshore production leases covering a total of 443,268 gross (372,050 net) acres in Turkey. We acquired our interests in Turkey through acquisitions, farm-in agreements with existing third-party license holders and applications submitted to the Turkish General Directorate of Mineral and Petroleum Affairs (the “GDMPA”), the agency responsible for the regulation of oil and natural gas activities under the Ministry of Energy and Natural Resources in Turkey. The following map shows our interests in Turkey:

TURKEY LICENSE STATUS
Moldova
Ukraine
Romania
Russia
Bulgaria
Georgia
Black Sea
Greece
Armenia
Azerbaijan
Iran
Turkey
ANKARA
I
II
III
IV
V
VI
VII
VIII
IX
X
XI
XII
XIII
XIV
XV
XVI
XVII
XVIII
Aegean Sea
Cyprus
Mediterranean Sea
Syria
Iraq
Lebanon
Israel
Jordan
Palestinian Territory
Saudi Arabia
Egypt
TAT Licenses & JV
Production Leases
Districts
0 50 100 200 300 400
Km
N

Reserves. As of December 31, 2018, we had total net proved reserves of 9,976 Mbbl of oil and 2,440 Mmcf of natural gas, net probable reserves of 5,748 Mbbl of oil and 817 Mmcf of natural gas and net possible reserves of 6,204 Mbbl of oil and 938 Mmcf of natural gas in Turkey.

Equipment Yards. As of December 31, 2018, we leased equipment yards in Muratli and Diyarbakir and own an equipment yard at Edirne.

Commercial Terms. Turkey’s fiscal regime for oil and natural gas licenses is presently comprised of royalties and income tax. The royalty rate is 12.5%. As of December 31, 2018, the corporate income tax rate was 22%. There is a 5% net profits interest burden for certain of our non-core wells in the Thrace region of Turkey.  Dividends repatriated from Turkey would be subject to a withholding tax rate of 15% unless reduced by a tax treaty. There is also an 18% value added tax. However, for exploration licenses, no value added tax is assessed on drilling, completion, workover, seismic and geologic activities.

Licensing Regime. The licensing process in Turkey for oil and natural gas concessions occurs in three stages: permit, license, and lease. Under a permit, the government grants the non-exclusive right to conduct a geological investigation over an area. The size of the area and the term of the permit are subject to the discretion of the GDMPA. A new petroleum law was passed by the Turkish government in May 2013, amending some of the processes related to licensing and operations in Turkey. The regulations concerning implementation were passed by the Turkish government in January 2014. The existing licenses and future licensing processes are currently in a transition phase from the old petroleum law to the new petroleum law. The new law provides that operators have the option to maintain their licenses under the old petroleum law for the duration of the existing terms of a license or to convert their licenses to the new petroleum law prior to the expiration of the license.

The GDMPA awards a license after it approves the applicant’s work program, which may include obligations such as geological and geophysical work, seismic reprocessing and interpretation and contingent shooting of seismic and drilling of wells. A license grants exclusive rights over an area for the exploration for and production of petroleum.

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

Licensing Under the New Petroleum Law. A license has a term of five years and requires the license holder to post a bond equal to 2% of the cost of the work commitments to secure the fulfillment of the work commitments. Licenses shall be based on map sections of scale equal to 1/50,000 (approximately 148,000 acres) or 1/25,000 (approximately 37,000 acres). A license is eligible for two separate two-year extensions by fulfilling prior work commitments and subscribing to additional work commitments including the drilling of at least one well in each separate extension period and providing a bond to secure fulfillment of the additional work commitments. A final two-year term may be granted to appraise a petroleum discovery made during the prior terms. An additional six-month extension may be granted during any of the foregoing terms in order to complete the drilling or testing of a well.

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

Southeastern Turkey. The following map shows our interests in Southeastern Turkey at December 31, 2018:

TransAtlantic Licenses: SE Turkey
N
Selmo
829 (prod)
Selmo
L46-C1
New Molla
4845
West Molla
M44-B2-1 (prod)
New Molla
M45-A2
Molla
M45-A1-1 (prod)
Molla
M45-A4-1 (prod)
XI
X
Arpatepe
5003 (prod)
Bakuk
5043 (prod)
LicenseStatus
Exploration
Production
0 5 10 Mile
0 10 20 Km

Arpatepe (Production Lease 5003). We own a 50% working interest in Production Lease 5003, which covers approximately 11,200 gross acres. For 2018, our wellhead production of oil from the Arpatepe field was 51,127 Bbls of oil, at an average rate of 140 Bbl/d.  We are the operator of this production lease, which expires in November 2028, with extensions available under the new petroleum laws.

Bakuk (Production Lease 5043). We own a 50% working interest in Production Lease 5043, which covers approximately 34,400 gross acres.  Park Place Energy, Ltd. is the operator of this production lease, which expires in January 2032, with extensions available under the new petroleum laws. The Bakuk-1R well was shut in during 2017 for security precautions and remained shut in during 2018.

Bati Yasince (Production Lease M45-A1-1). We own a 100% operated working interest in Production Lease M45-A1-1, which covers 7,200 gross acres. In 2018, our wellhead production of oil from this production lease was 587 Bbls of oil, at an average rate of 1.60 Bbl/d. We are the operator of this production lease, which expires in December 2019, with extensions available under the new petroleum laws. We expect to apply for extension of this production lease later in 2019.

Göksu (Production Lease M45-A4-1). We own a 100% operated working interest in Production Lease M45-A4-1, which covers approximately 14,500 gross acres. For 2018, our wellhead production of oil from this production lease was 12,809 Bbls of oil, at an average rate of 35 Bbls/d. We are the operator of this production lease, which expires in December 2020, with extensions available under the new petroleum laws.

New Molla (Exploration License 4845). We own a 100% operated working interest in the Bahar appraisal wells in Exploration License 4845 and Exploration License M45-A2, which cover approximately 32,700 gross acres. For 2018, our wellhead production of oil from the Bahar appraisal wells was 372,747 Bbls of oil, at an average rate of 1,021 Bbl/d. We are the operator of this exploration license, which expires in March 2019, with extensions available under the new petroleum laws. The production lease application for a portion of this exploration license was submitted in 2017. We drilled the Bahar-8 and Bahar-10 wells, which started producing in 2018, and spud the Dogu (East) Yeniev-1 well with ongoing work-over operations. We also spud the Karagoz-1 well in the M45-A2 portion of this exploration license. Drilling operations are ongoing. In March 2019, we filed a production lease application for the M45-A2 portion of this exploration license.

West Molla (Production Lease M44-B2-1). We own a 100% operated working interest in Production Lease M44-B2-1. In 2018, we converted this license (formerly Exploration License 5046) to a production lease which covers 37,699 gross acres. For 2018, our wellhead production of oil from the wells was 82,371 Bbls of oil, at an average rate of 226 Bbl/d. We are the operator of this production lease, which expires in June 2023, with extensions available under the new petroleum laws. During 2018, we drilled the Yeniev-1 and West Yeniev-1 wells in this production lease. Both wells began producing in 2018.

Selmo (Production Lease 829). We own a 100% operated working interest in Production Lease 829, which covers approximately 8,900 gross acres and includes the Selmo oil field.  For 2018, our wellhead production of oil in the Selmo field was 653,719 Bbls of oil, at an average rate of 1,791 Bbl/d. We are the operator of this production lease, which expires in June 2025. In 2018, we drilled the Selmo-81H2 well in this production lease. The well began producing in 2018.

Selmo (Exploration License L46-C1). We own a 100% operated working interest in Exploration License L46-C1, which covers 28,921 gross acres. We are the operator of this exploration license, which expires in November 2023, with extensions available under the new petroleum laws.

Northwestern Turkey. The following map shows our interests in northwestern Turkey at December 31, 2018:

TransAtlantic Licenses: Thrace
27° E
28° E
42° N
41° N
Bulgaria
Greece
Ortakci
E17-B4-1 (prod)
Kisla
E17-C1-2 (prod)
Arpaci-Ikihoyuk
E17-C2-1 (prod)
Umur-Kuzey Arpaci
E17-C1-1 (prod)
Reisdere
E18-C3-2 (prod)
Dikilitas
E19-D4-1 (prod)
Pelit
F19-A1-1 (prod)
Alpullu
4794 (prod)
Temrez
F17-B3
Temrez
F18-A4
Temrez
F18-A3
Temrez
F18-B4
Gocerler
4290 (prod)
Dogu Adatepe
F19-B4-1 (prod)
Adatepe
4959 (prod)
Banarli
5059 (prod)
Exploration License
Production License
License Grid
Date: 2/26/2018
0 10 Km
0 10 Mi

Adatepe (Production Lease 4959). We own a 50% operated working interest in Production Lease 4959, which covers 3,086 gross acres.  We are the operator of this production lease, which expires in September 2031, with extensions available under the new petroleum laws.

Alpullu (Production Lease 4794) and Temrez (Exploration Licenses F17B3, F18A3, F18A4, and F18B4). We own a 100% operated working interest in this production lease and these exploration licenses, which cover 3,158 acres and 119,866 acres, respectively.  We are the operator of this production lease and these exploration licenses, which expire in September 2028 and July 2020, respectively, with extensions available under the new petroleum laws. We may drill wells on Exploration License F18-B4 in 2019.

Banarli (Production Lease 5059). We own a 50% operated working interest in Production Lease 5059, which covers 4,608 gross acres.  We plan to maintain production to satisfy our obligation on this production lease. We are the operator of this production lease, which expires in February 2032, with extensions available under the new petroleum laws.

Dogu Adatepe (Production Lease F19-B4-1). We own a 50% working interest in Production Lease F19-B4-1, which covers part of our former Cayirdere license and approximately 4,000 gross acres. TPAO is the operator of this production lease, which expires in October 2020, with an additional 32 years of extensions under the new petroleum laws available with the maintenance of production on the lease.

Edirne (Production Leases Ortaki E17-B4-1, Arpaci-Ikihoyur E17-C2-1, and Umur-Kuzey Arpaci E17-C1-1) and Habiller (Production Lease Kisla E17-C1-2). We own a 55% operated working interest in Production Leases Ortaki E17-B4-1, Arpaci-

Ikihoyur E17-C2-1, and Umur-Kuzey Arpaci E17-C1-1 and a 100% operated working interest in Production Lease Kisla E17-C1-2, which cover an aggregate of approximately 65,000 gross acres.  We are the operator of these production leases, which each expire in 2020, with extensions available under the new petroleum laws. Gas production was shut in for most of 2017. We converted our gas sales system from high pressure to low pressure and resumed gas sales in 2018.

Gocerler (Production Lease 4200 and Production Leases E18-C3-2, E19-D4-1, and F19-A1-1). We own a 50% operated working interest in Production Lease 4200 and Production Leases E18-C3-2, E19-D4-1, and F19-A1-1, which cover approximately 3,363 gross acres and 37,000 gross acres, respectively.  We are the operator of these production leases, which expire in May 2023 and August 2021 through August 2025, respectively, with extensions available under the new petroleum laws.

In 2018, our net wellhead production was 238,865 Mcf at an average rate of 654 Mcf/d. from all the gas fields listed above.

Bulgaria

General. As of December 31, 2018, we operated and held interests in one production concession in Bulgaria.  In January 2012, the Bulgarian Parliament enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria. The legislation also had the effect of preventing conventional drilling and completion activities. In June 2012, the Bulgarian Parliament amended the legislation to clarify that conventional drilling and completion activities were not intended to be affected by the law. As long as this legislation remains in effect, completion activity, production from our cased cemented existing wells, and our unconventional natural gas exploration, development, and production activities in Bulgaria will be significantly constrained. The following map shows our interests in Bulgaria at December 31, 2018:

Romania
Kozloduy
ROMANIA
BULGARIA
Corabia
VRATSA
PLEVEN
Bulgaria
Pleven
LOVECH
Vratsa
PLEVEN
Lovech
Romania
Serbia
Bulgaria
FYROM
Greece
Turkey
0 2.5 5
Miles
0 5 10
Km
Koynare Concession
Esri, HERE, DeLorme, MapmyIndia, © OpenStreetMap

Reserves. As of December 31, 2018, there were no reserves associated with our properties in Bulgaria.

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

The production concession holder pays Bulgarian corporate income tax, which is assessed at a rate of 10%. All costs incurred in connection with exploration, development, and production operations are deductible for corporate income tax purposes.

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

Under an exploration permit, the government grants exploration rights for a term of up to five years to conduct seismic and other exploratory activities, including drilling. The recipient of an exploration permit commits to a work program and posts a bank guarantee in the amount of 10% of the estimated cost for the program. The area covered by an onshore exploration permit may be as large as 5,000 square kilometers. The exploration permit may be extended for up to two additional two-year terms, subject to fulfillment of minimum work programs, and may be extended for an additional one-year term in order to appraise potential geologic discoveries. Interests under an exploration permit are transferable, subject to government approval. The permit holder is required to pay an annual area fee equal to 40 Bulgarian Lev (approximately $23 at December 31, 2018) per square kilometer, or 40 Bulgarian Lev (approximately $23 at December 31, 2018) per square kilometer in the event the permit term is extended.

Upon the registration of a commercial discovery, an exploration permit holder may apply for a production concession. The production concession size corresponds to the area of the commercial discovery. The duration of a production concession is 35 years and may be extended by a further 15 years subject to the terms and conditions of the production concession agreement. Interests under a production concession are transferable, subject to government approval. No bonus is paid to the government by us upon conversion to a production concession.

Koynare. We own a 100% working interest, subject to a 3.02% overriding royalty interest, in the Koynare production concession covering approximately 163,000 acres. The Koynare Concession Area contains the Devinci-R1 well, where we discovered a reservoir in the Jurassic-aged Ozirovo formation at a depth of approximately 13,800 feet, which the Bulgarian government has certified as a geologic and commercial discovery. We commenced the side-track and re-drilling of the Deventci R-1 well in December 2018, targeting the Ozirovu and Dolmi Dabnik formations. The well was drilled to a total depth of 16,450 feet. Although we encountered the targeted formations, tests did not indicate commercial quantities of reservoir quality rock. We are currently evaluating future activity in Bulgaria. For purposes of our royalty conversion under the “R” factor, we have a cost recovery pool of approximately $44.33 million at December 31, 2018.

Summary of Oil and Natural Gas Reserves

The following table summarizes our net proved, probable, and possible reserves at December 31, 2018.

	Reserves
	Oil and Condensate (Mbbl)	Natural Gas (Mmcf)	Total (Mboe)
Reserves Category
Total (1)
Proved reserves
Proved developed	5,047	2,256	5,423
Proved undeveloped	4,929	184	4,960
Total proved	9,976	2,440	10,383
Probable reserves
Probable developed	901	787	1,032
Probable undeveloped	4,847	30	4,852
Total probable	5,748	817	5,884
Possible reserves
Possible developed	1,132	906	1,283
Possible undeveloped	5,072	32	5,077
Total possible	6,204	938	6,360

(1)	All of our reserves are located in Turkey

Value of Proved Reserves

The following table shows our estimated future net revenue, Standardized Measure, and PV-10 as of December 31, 2018:

Total
(in thousands)
Future net revenue	$479,775
Total Standardized Measure (1)	$266,157
Total PV-10 (2)	$320,625

(1)	DeGolyer and MacNaughton did not estimate the Standardized Measure.
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

Total
(in thousands)
Total PV-10	$320,625
Future income taxes (1)	(77,533)
Discount of future income taxes at 10% per annum (1)	23,065
Standardized Measure (1)	$266,157

(1)	DeGolyer and MacNaughton did not estimate future income taxes, the discount of future income taxes at 10% per annum, or the Standardized Measure.

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors. See “Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2018, our estimated proved reserves were 10,383 Mboe, a decrease of 5,093 Mboe, or 33%, compared to 15,476 Mboe at December 31, 2017.  This decrease was primarily attributable to revisions of previously estimated recoveries from planned wells in the Selmo field following revisions to our drilling plans in light of the expiration of our Selmo production lease in 2025, which resulted in a decrease of 3,680 Mboe, and from planned wells in the Bahar field following the establishment of the oil/water contact for the Bahar field, which resulted in a decrease of 2,618 Mboe. Additionally, proved reserves decreased 1,055 Mboe for volumes sold. This decrease was partially offset by a 2,045 Mboe increase in proved reserves due to the discovery of productive pay in the Yeniev oil field.

Proved Undeveloped Reserves

At December 31, 2018, our estimated proved undeveloped reserves were 4,960 Mboe, a decrease of 5,821 Mboe, or 54%, compared to 10,781 Mboe at December 31, 2017. The decrease in proved undeveloped reserves was primarily attributable to revisions of previously estimated recoveries from planned wells in the Selmo field following revisions to our drilling plans in light of the expiration of our Selmo production lease in 2025, which resulted in a decrease of 3,680 Mboe, and from planned wells in the Bahar field following the establishment of the oil/water contact for the Bahar field, which resulted in a decrease of 2,618 Mboe. This decrease was partially offset by a 1,373 Mboe increase in proved undeveloped reserves due to the discovery of productive pay in the Yeniev oil field. All of our proved undeveloped reserves as of December 31, 2018 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve. The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $56.0 million.

The proved undeveloped reserves assume development costs will be funded from future cash flows from operations and financing activities, which may not be sufficient or available at commercially economic terms and could impact the timing of these development activities.

Probable Reserves

Estimates of probable reserves are inherently imprecise. When producing an estimate of the amount of oil and natural gas that is recoverable from a particular reservoir, an estimated quantity of probable reserves is an estimate of those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes, and other factors. See “—Oil and Natural Gas Reserves under U.S. Law.”

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

Possible Reserves

Estimates of possible reserves are also inherently imprecise. When producing an estimate of the amount of oil and natural gas that is recoverable from a particular reservoir, an estimated quantity of possible reserves is an estimate that might be achieved, but only under more favorable circumstances than are likely. Estimates of possible reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes, and other factors. See “—Oil and Natural Gas Reserves under U.S. Law.”

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

Internal Controls

Management has established, and is responsible for, a number of internal controls designed to provide reasonable assurance that the estimates of proved, probable, and possible reserves are computed and reported in accordance with rules and regulations provided by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls consist of documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. We also retained an outside independent engineering firm to prepare estimates of our proved, probable, and possible reserves for Turkey. We work closely with this firm, and management is responsible for providing accurate operating and technical data to it. Management has tested the processes and controls regarding our reserves estimates for 2018. Senior management reviews and approves our reserves estimates, whether prepared internally or by third parties. In addition, our audit committee serves as our reserves committee and is composed of three outside directors, all of whom have experience in the review of energy company reserves evaluations. The audit committee reviews the final reserves estimate and also meets with representatives from the outside engineering firm to discuss their process and findings.

Oil and Natural Gas Reserves under U.S. Law

In the United States, we are required to disclose proved reserves, and we are permitted to disclose probable and possible reserves, using the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X. The estimates of proved, probable, and possible reserves presented as of December 31, 2018 for Turkey have been prepared by DeGolyer and MacNaughton, our external engineers. The technical person at DeGolyer and MacNaughton that is primarily responsible for overseeing the preparation of our reserves estimates is a Registered Professional Engineer in the State of Texas and has a Bachelor of Science degree in Petroleum Engineering from Texas A&M University. He has over 34 years of experience in oil and natural gas reservoir studies and evaluations and is a member of the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with DeGolyer and MacNaughton to ensure the integrity, accuracy and timeliness of data furnished to them for the preparation of their reserves estimates. Our vice president of engineering has over 11 years of experience in oil and natural gas reservoir studies and evaluations. He has a BASC (Engineering) from the University of British Columbia and is a registered Professional Engineer (Alberta).

Estimates of oil and natural gas reserves are projections based on a process involving an independent third-party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. We also make assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped, probable, and possible reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the reserves will ultimately be realized. Our actual results could differ materially. See “Supplemental Information-Supplemental oil and natural gas reserves information (unaudited)” to our consolidated financial statements for additional information regarding our oil and natural gas reserves.

The technologies and economic data used in the estimation of our proved, probable, and possible reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.

The estimates of proved, probable, and possible reserves prepared by DeGolyer and MacNaughton for the year ended December 31, 2018 included a detailed evaluation of our Selmo, Arpatepe, Bakuk, Molla, and certain Thrace Basin properties in Turkey. DeGolyer and MacNaughton determined that their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about whether proved reserves are economically producible from a given date forward, under existing economic conditions, operating methods and government regulations, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Oil and Natural Gas Reserves under Canadian Law

As a reporting issuer under Alberta, British Columbia and Ontario securities laws, we are required under Canadian law to comply with National Instrument 51-101 “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”) implemented by the members of the Canadian Securities Administrators in all of our reserves related disclosures. DeGolyer and MacNaughton evaluated our reserves as of December 31, 2018 for Turkey in accordance with the reserves definitions of NI 51-101 and the Canadian Oil and Gas Evaluators Handbook (“COGEH”). Our annual oil and natural gas reserves disclosures prepared in accordance with NI 51-101 and COGEH and filed in Canada are available at www.sedar.com.

Oil and Natural Gas Sales Volumes

The following table sets forth our sales volumes of oil and natural gas (including by field for any field that contained 15% or more of our total proved reserves) for 2018 and 2017:

	Sales Volumes
	Oil (1)	Natural Gas	Total
Year	(Bbls)	(Mcf)	(Boe)
2018
Turkey	1,020,144	211,686	1,055,425
Selmo field	570,189	–	570,189
Bahar field	322,129	–	322,129
Total Turkey	1,020,144	211,686	1,055,425
2017
Turkey	1,103,947	311,224	1,155,818
Selmo field	593,425	–	593,425
Bahar field	437,481	–	437,481
TBNG (2)	88	64,730	10,876
Total Turkey	1,104,035	375,954	1,166,694

(1)	“Oil” volumes include condensate (light oil) and medium crude oil.
(2)	TBNG is reported separately due to the sale of the ownership interests in TBNG in February 2017.

Average Sales Price and Production Costs

The following table sets forth the average sales price per Bbl of oil and Mcf of natural gas and the average production cost, not including ad valorem and severance taxes, per unit of production for each of 2018 and 2017:

	2018	2017
Turkey:
Average Sales Price Oil ($/Bbl)	$67.84	$48.65
Natural Gas ($/Mcf)	$5.01	$4.81
Unit Costs Production ($/Boe)	$8.93	$9.16

Drilling Activity

The following table sets forth the number of net productive and dry exploratory wells and net productive and dry development wells we drilled in 2018 and 2017:

	Development Wells		Exploratory Wells
	Productive	Dry	Productive	Dry
Turkey:
2018	3.0	–	2.0	–
2017	2.0	–	–	–
Bulgaria:
2018	–	–	–	–
2017	–	–	–	–

Oil and Natural Gas Properties, Wells, Operations and Acreage

Productive Wells. The following table sets forth the number of productive wells (wells that were producing oil or natural gas or were capable of production) in which we held a working interest as of December 31, 2018:

	Oil		Natural Gas
	Gross (1)	Net (2)	Gross (1)	Net (2)
Turkey	73.0	71.0	32.0	21.2
Bulgaria	–	–	–	–

(1)	“Gross wells” means the wells in which we held a working interest (operating or non-operating).
(2)	“Net wells” means the sum of the fractional working interests owned in gross wells.

Developed Acreage. The following table sets forth our total gross and net developed acreage as of December 31, 2018:

	Developed Acres
	Gross (1)	Net (2)
Turkey	234,139	162,921
Bulgaria	–	–
Total	234,139	162,921

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage. The following table sets forth our undeveloped land position as of December 31, 2018:

	Undeveloped Acres
	Gross (1)	Net (2)
Turkey	209,129	209,129
Bulgaria	162,800	162,800
Total	371,929	371,929

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage Expirations. The following table summarizes by year our undeveloped acreage as of December 31, 2018 that is scheduled to expire in the next five years:

	Undeveloped Acres		% of Total Undeveloped Acres
	Gross (1)	Net (2)	Net (2)
2019	60,342	60,342	16.2
2020	119,866	119,866	32.2
2021	-	-	–
2022	-	-	–
2023	28,922	28,922	7.8

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

We anticipate that we will be able to extend the license terms for substantially all of our undeveloped acreage in Turkey scheduled to expire in 2019 through the execution of our current work commitments.

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

In 2003, the villagers applied to the Kozluk Civil Court of First Instance in Turkey with seven title survey certificates dating back to Ottoman times. These villagers were granted title registration certificates, and in 2005, these villagers applied to the Kozluk Civil Court of First Instance to enlarge the areas covered by the certificates to approximately 20 square kilometers. Neither we nor, to our knowledge, any ministry in the Turkish government received notice of this court proceeding. Almost all of our production wells at the Selmo oil field lie within this enlarged area. In 2009, the Supreme Court overruled the Kozluk Civil Court of First Instance and directed it to re-examine the case (the “Surface Litigation”). On June 27, 2012, the Kozluk Civil Court of First Instance dismissed the Surface Litigation. The court issued its formal decision on August 8, 2012, and the plaintiffs filed an appeal with the Court of Appeal. The decision was reversed by the Court of Appeal and sent back to the Kozluk Civil Court of First Instance in August 2014. The Court of Appeals ruled that the Kozluk Civil Court of First Instance investigate the merits of the dispute to determine the ownership position of the parties, that TPAO should be added as a party to the litigation, and that the cadastral map sheet depicting the real properties at issue must be investigated.  The parties then appealed to the Court of Appeals for correction of judgment. The file was reversed by the Court of Appeal and sent back to the Kozluk Cadastre Court in April 2018.

In 2006, the Turkish Forestry Authority filed a claim in the Kozluk Cadastre Court against the villagers for attempting to register land that is registered with the Turkish government as forest. TEMI joined the Turkish government as a plaintiff in that case. In February 2011, the Kozluk Cadastre Court decided to suspend the case until there is a resolution of the Surface Litigation.

In addition, TEMI is a defendant in two nuisance cases filed in the Kozluk Cadastre Court and two claims for damages filed in the Kozluk Civil Court of First Instance. The plaintiffs in the nuisance cases are the same villagers in the Surface Litigation. The plaintiff in the damages cases is a single villager. The Turkish Treasury Department and the Turkish Forestry Authority have joined TEMI as defendants in each of these cases. The Kozluk Cadastre Court has decided to suspend each of the nuisance cases until there is a resolution of the Surface Litigation. On December 27, 2012, the Kozluk Civil Court of First Instance dismissed the first damages case, and the plaintiff appealed that decision. In June 2015, the Court of Appeal reversed that decision and sent the case back to the Kozluk Civil Court of First Instance. In May 2016, the Kozluk Civil Court of First Instance decided to merge the two damages cases (as the parties and the facts underlying each damages case are substantially the same and the primary difference is the time period for which the plaintiff is seeking damages) and suspend the merged damages case until there is a resolution of the Surface Litigation.

We continue to operate on the surface at Selmo and have paid surface damages and rentals for locations at Selmo from the time we began operating the Selmo lease to present.

Bulgarian Minister of Energy. In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000 in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. In November 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. In January 2019, the Bulgarian Minister of Energy filed an appeal in the Supreme Court of Cassation. We continue to vigorously defend this claim.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares and Dividends

As of March 22, 2019, we had 52,496,666 common shares issued and outstanding and held by 169 record holders, including nominee holders such as banks and brokerage firms who hold shares for beneficial owners.

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

As an “exempted company,” we are exempt from Bermuda laws which restrict the percentage of share capital that may be held by non-Bermuda residents, but as an exempted company, we may not participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 50 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities, or (4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2018, we held interests in 372,050 and 162,500 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 22, 2018, approximately 48% of our outstanding common shares were beneficially owned by Mr. Mitchell, the chairman of our board of directors and our chief executive officer.

2018 Financial and Operational Performance

•	We derived 97.8% of our revenues from the production of oil and 1.5% of our revenues from the production of natural gas during the year ended December 31, 2018.
~~•~~

Total oil and natural gas sales revenues increased 26.6% to $70.3 million for the year ended December 31, 2018, compared to $55.5 million in 2017. The increase was primarily the result of an increase in our average realized price which increased $19.00 to $66.58 per Boe in 2018 compared to $47.58 per Boe in 2017, resulting in a $16.0 million increase in revenue. Additionally, revenues increased $4.7 million due to revenue reporting regulation ASC 606. This was partially offset by a decrease in sales volumes of 112 Mboe, which resulted in lower revenues of $5.9 million.

•	Wellhead production was 1,020 Mbbls of oil and 212 Mmcf of natural gas for the year ended December 31, 2018, as compared to 1,104 Mbbls of oil and 376 Mmcf of natural gas for 2017.
•	In 2018, we incurred $23.7 million in total capital expenditures, including license acquisition, seismic and corporate expenditures, as compared to $20.6 million in total capital expenditures in 2017.
•

As of December 31, 2018, we had no long-term debt, $22.0 million in short-term debt and $46.1 million in Series A Preferred Shares, as compared to $13.0 million in long-term debt, $15.6 million in short-term debt and $46.1 million Series A Preferred Shares as of December 31, 2017.

2018 Operations

Southeastern Turkey

We drilled the Selmo-81H2 well to a total depth of 5,770 feet for a drilling cost of approximately $3.7 million. Due to issues encountered while drilling, we completed the well vertically and established commercial production of 68 bbl/d.

We drilled the Bahar-8 well to a total depth of 10,650 feet for a drilling cost of approximately $3.1 million. The well was put on production at an initial rate of 55 bbl/d from the Hazro F4 formation.

We drilled the Bahar-10 well to a total depth of 10,790 feet for a drilling cost of approximately $2.3 million. The well was put on production at an initial rate of 145 bbl/d from the Hazro F3A formation.

We drilled the Yeniev-1 well to a total depth of 10,306 feet for a drilling cost of approximately $3.8 million. The well encountered hydrocarbon shows in the Mardin and Bedinan formations. The well was a discovery on a new structure in the Molla area with the potential for a significant number of future offset drilling locations. By natural flow, the well produced 68,427 bbl (350 bbl/d) through December 31, 2018.

We drilled the West Yeniev-1 well to a total depth of 9,625 feet for a drilling cost of approximately $3.0 million. The well encountered hydrocarbon shows in the Mardin and Bedinan formations and had an initial stabilized rate of 339 bbl/d producing naturally under a 16/64” choke.

We drilled the East Yeniev-1 well to a total depth of 9,900 feet for a drilling cost of approximately $1.9 million. The well encountered hydrocarbon shows in the Mardin and Bedinan formations. Completion operations began in January 2019 and resulted in a discovery in the Mardin formation.

The Cavuslu-1 well was put on production at an initial production rate of 31 Boped from the Mardin formation. Additional oil that was tested in the Bedinan and Dadas formations will be added after a long-term test period.

The Pinar-1 well had been intermittently producing due to a mechanical blockage in the well. The equipment causing the blockage was recovered in the third quarter of 2018, and the well was fracture stimulated in the Bedinan formation. The well was put on production with an initial production rate of 65 bbl/d.

We completed the processing and initial interpretation of our East Molla 3D seismic data and have identified several prospects, which we expect to drill in the first half of 2019.

Northwestern Turkey

We did not engage in any new drilling activities in northwestern Turkey during 2018.

Bulgaria

We commenced the side-track and re-drilling of the Deventci R-1 well in December 2018, targeting the Ozirovu and Dolmi Dabnik formations.

Current Operations

Southeastern Turkey

Molla

Yeniev Field. Both the Yeniev-1 and West Yeniev-1 wells continue flowing naturally with little water. In November 2018, we spud the East Yeniev-1 appraisal well to further delineate the structure. The well was drilled to a total measured depth of 9,900 feet and encountered hydrocarbon shows in the Mardin and Bedinan formations. Completion operations began in January 2019.

Other. We spud the Blackeye-1 well in January 2019. The well was drilled to a total measured depth of 11,105 feet and encountered oil shows in the Hazro, Mardin, and Bedinan formations. Completion operations began in February 2019.

Selmo

We have completed the initial phase of operations in the Selmo-1 well to re-enter and test the Permian formation, establishing the productivity of the Permian formation. During a short-term flow test of a previously untested interval, the Selmo-1 well tested 45.6 API condensate along with natural gas containing a high carbon dioxide percentage component. While the Selmo-1 well lies in what is interpreted as the gas cap of the structure, the positive test results warrant further testing lower on the structure.

Northwestern Turkey

Thrace Basin BCGA

We continue to evaluate our prospects in the Thrace Basin’s Basin Center Gas Accumulation (“Thrace Basin BCGA”) in light of the recent production test results at the Yamalik-1 exploration well operated by Valeura Energy Inc. (“Valeura”) with their partner Equinor ASA (formerly Statoil ASA) (“Equinor”). The Yamalik-1 exploration well is located on a license directly adjacent to our 120,000 net acres in the Thrace Basin of which we believe approximately 50,000 net acres (100% working interest, 87.5% net revenue interest) is in the Thrace Basin BCGA and analogous to the Valeura and Equinor acreage.

Subsequent to drilling and testing of the Yamalik-1 well, the joint venture between Valeura and Equinor announced a three-well program. In the first quarter of 2019, Valeura and Equinor announce that they drilled and cased a second well in the Thrace Basin BCGA, the Inanli-1 well. According to Valeura and Equinor, the well was drilled to a total depth of 4,885 meters and encountered 1,615 meters of high net -to-gross sandstone, which they interpreted to contain over-pressured gas. Valeura and Equinor announced that they expect to complete the well in the first quarter of 2019. In the first quarter of 2019, Valeura and Equinor announced that they spud the Devepinar-1 appraisal well and drilled it to intermediate casing point at 3,375 meters. According to Valeura and Equinor, the Devepinar-1 appraisal well is designed as a 20-kilometer step-out well to test the lateral extent of the Thrace Basin BCGA.

We expect to spud a shallow exploration well on our license in the Thrace Basin in the second quarter of 2019.

Bulgaria

We commenced the side-track and re-drilling of the Deventci R-1 well in December 2018, targeting the Ozirovu and Dolmi Dabnik formations. The well was drilled to a total depth of 16,450 feet. Although we encountered the targeted formations, tests did not indicate commercial quantities of reservoir quality rock. We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for 2019 to range between $25.0 million and $30.0 million. We expect net field capital expenditures during 2019 to include between $24.0 million and $29.0 million in drilling and completion expense for 10 planned wells and approximately $1.0 million for recompletions. We expect that cash on hand and cash flow from operations will be sufficient to fund our 2019 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2019 capital expenditure budget is subject to change.

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

Unproved oil and natural gas properties do not have producing properties and are valued on acquisition by management, with the assistance of an independent expert when necessary. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. The cost of the remaining unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. To do this assessment, management considers (i) estimated potential reserves and future net revenues from an independent expert, (ii) our history in exploring the area, (iii) our future drilling plans per our capital drilling program prepared by our reservoir engineers and operations management, and (iv) other factors associated with the area. Impairment is taken on the unproved property value if it is determined that the costs are not likely to be recoverable. The valuation is subjective and requires management to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual results.

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

Oil and Gas Reserves. The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged DeGolyer and MacNaughton, our independent reserve engineers, to independently evaluate our Turkey and Bulgaria properties that result in estimates for all of our estimated proved reserves at December 31, 2018.

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

Income Taxes.  We follow the asset and liability method prescribed by ASC 740, Income Taxes (“ASC 740”). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in earnings in the period that includes the enactment date.

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

We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach. We have a small number of contracts with customers and have identified transactions within the scope of the standard. As a result of adoption of ASU 2014-09, we have determined that we will change our method of recording certain transportation and processing charges that were previously recorded as a reduction of revenues to record such charges as an expense under the new standard. The result of this change was an increase to both revenue and expenses of $4.7 million for the twelve months ended December 31, 2018. The application of the new standard has no impact on our retained earnings and no impact to our net income on an ongoing basis. During the twelve months ended December 31, 2017, this standard would have increased both revenue and expenses by $4.4 million.

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

The following table displays the disaggregation of revenue by product type for the twelve months ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Oil	$69,207	$58,109
Natural gas	1,061	1,807
Total revenue from customers	$70,268	$59,916

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

Contract balances. Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $12.9 million and $15.8 million as of December 31, 2018 and December 31, 2017, respectively, and are reported in accounts receivable, net on our consolidated balance sheets. We currently have no assets or liabilities related to our revenue contracts, including no upfront or rights to deficiency payments.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. The new standard will become effective for us beginning with the first quarter of 2019. We will adopt the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We are finalizing our evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements and estimate approximately $2.7 million of additional right-of-use assets and liabilities will be recognized in our consolidated balance sheet upon adoption.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. The amendments have been applied using a retrospective transition method to each period presented, as required.  The period ended December 31, 2017 has been reclassified to reflect this change.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for fiscal years beginning after December 15, 2017. The adoption of this ASU had no impact on our consolidated financial statements and results of operations. We adopted ASU 2017-09 effective January 1, 2018.

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

Results of Operations—Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,		Change
	2018	2017	2018-2017
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,020	1,104	(84)
Natural gas (Mmcf)	212	376	(164)
Total production (Mboe)	1,055	1,167	(112)
Average daily sales volumes (Boepd)	2,892	3,144	(252)
Average prices:
Oil (per Bbl)	$67.84	$48.65	$19.19
Natural gas (per Mcf)	$5.01	$4.81	$0.20
Oil equivalent (per Boe)	$66.58	$47.58	$19.00
Revenues:
Oil and natural gas sales	$70,268	$55,523	$14,745
Sales of purchased natural gas	-	654	(654)
Other	521	462	59
Total revenues	70,789	56,639	14,150
Costs and expenses:
Production	10,769	12,249	(1,480)
Transportation costs	4,665	-	4,665
Exploration, abandonment and impairment	401	934	(533)
Cost of purchased natural gas	-	568	(568)
Seismic and other exploration	489	4,723	(4,234)
General and administrative	14,719	12,817	1,902
Depletion	13,387	15,989	(2,602)
Depreciation and amortization	672	936	(264)
Interest and other expense	10,048	8,838	1,210
Foreign exchange loss	10,292	1,861	8,431
Deferred income tax expense	6,854	3,356	3,498
(Loss) gain on commodity derivative contracts:
Cash settlements on derivative contracts	(4,012)	32	(4,044)
Change in fair value on derivative contracts	1,186	(1,884)	3,070
Total loss on derivative contracts	(2,826)	(1,852)	(974)
Oil and natural gas costs per Boe:
Production	$8.93	$9.16	$(0.23)
Depletion	$11.10	$11.99	$(0.89)

Oil and Natural Gas Sales. Total oil and natural gas sales increased to $70.3 million in 2018 compared to $55.5 million in 2017. The $14.7 million increase was primarily a result of an increase in our average realized price by $19.00 to $66.58 per Boe in 2018, compared to $47.58 per Boe in 2017, resulting in a $16.0 million increase in revenue. Additionally, revenues increased $4.7 million due to revenue reporting regulation ASC 606. This was partially offset by a decrease in sales volumes of 112 Mboe, which resulted in lower revenues of $5.9 million. Our sales of oil are denominated in U.S. Dollars and are not impacted by foreign exchange rates.

Sales of Purchased Natural Gas. Sales of purchased natural gas for the year ended December 31, 2018 decreased $0.7 million due to the divestiture of TBNG in February 2017.

Production. Production expenses for the year ended December 31, 2018 decreased to $10.8 million or $8.93 per Boe (WI), compared to $12.2 million or $9.16 per Boe (WI) for the year ended December 31, 2017.  The $1.5 million decrease was primarily due to the devaluation of the TRY compared to the U.S. Dollar in 2018, as most of our production expenses are denominated in Turkish Lira, reduced headcount and cost-cutting measures in our field operations for the year ended December 31, 2018.

Transportation and Processing. Transportation and processing expense increased to $4.7 million for the twelve months ended December 31, 2018. The increase was due to the 2018 adoption of ASU 2014-09, which now requires this cost, previously netted in revenue, to be reported separately.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs decreased to $0.4 million in 2018, compared to $0.9 million for 2017.  The decrease was primarily due to a decrease in impairment cost due to the increase in oil price.

Cost of Purchased Natural Gas. Cost of purchased natural gas for the year ended December 31, 2018 decreased $0.6 million to $0 due to the divestiture of TBNG in February 2017.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $0.5 million for 2018, compared to $4.7 million for 2017. The decrease was primarily due to higher seismic acquisition activities during 2017, particularly on our Molla license.

General and Administrative. General and administrative expense increased $1.9 million to $14.7 million for 2018, compared to $12.8 million for 2017. The increase was primarily due to an increase in wages and strategic transaction costs in 2018. The increase in wages was primarily due to bonus pay and the accrual for strategic transaction retention incentive agreements entered into with certain employees in 2018.

Depletion. Depletion expense decreased to $13.4 million or $11.10 per Boe for 2018, compared to $16.0 million or $11.99 per Boe for 2017. The decrease was due primarily to a reduction in our sales volumes year-over-year and the devaluation of the TRY.

Interest and Other Expense. Interest and other expense increased to $10.0 million in 2018, compared to $8.8 million in 2017. The increase was primarily due to a higher average interest rate during 2018 as compared to 2017.

Foreign Exchange Loss. We recorded a foreign exchange loss of $10.3 million in 2018, compared to $1.9 million in 2017. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the U.S.Dollar to the TRY increases our foreign exchange loss. The increase in foreign exchange loss in 2018 was due to a 39.5% devaluation of the TRY compared to the U.S. Dollar in 2018, compared to a 7.0% devaluation during 2017 and was partially offset by fluctuations in our U.S. Dollar denominated balances in Turkey. At December 31, 2018, the exchange rate was 5.2609 as compared to 3.7719 at December 31, 2017.

Deferred Income Tax Expense. Deferred income tax expense increased to an expense of $6.9 million for the year ended December 31, 2018, compared to a $3.4 million expense for 2017.  The increase was primarily due to changes in our deferred tax liabilities related to our permanent reinvestment assertion in Turkey and increases in uncertain tax positions, which were partially offset by changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

Loss on Commodity Derivative Contracts. During 2018, we recorded a net loss on derivative contracts of $2.8 million, compared to $1.9 million for 2017.  In 2018, we recorded a $4.0 million loss on settled contracts and a $1.2 million gain to mark our commodity derivative contracts to their fair value.  In 2017, we recorded a $0.03 million loss on settled contracts and a $1.9 million loss to mark our commodity derivative contracts to their fair value.

Capital Expenditures

For 2018, we incurred $24.3 million in total capital expenditures, including license acquisition, seismic and corporate expenditures from operations, compared to $20.6 million for 2017.

We expect our net field capital expenditures for 2019 to range between $25.0 million and $30.0 million. We expect net field capital expenditures during 2019 to include between $24.0 million and $29.0 million in drilling and completion expense for 10 planned wells and approximately $1.0 million for recompletions. We expect that cash on hand and cash flow from operations will be sufficient to fund our 2019 net field capital expenditures.  If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected 2019 capital expenditure budget is subject to change.

Liquidity and Capital Resources

Our primary sources of liquidity for 2018 were our cash and cash equivalents, cash flow from operations, borrowings under the 2017 Term Loan and our additional $10.0 million term loan with DenizBank. At December 31, 2018, we had cash and cash equivalents of $9.9 million, no long-term debt, $22.0 million in short-term debt and a working capital surplus of $2.5 million, compared to cash and cash equivalents of $18.9 million, $13.0 million in long-term debt, $15.6 million in short-term debt and a working capital surplus of $12.8 million.

During 2018, we repaid the 2016 Term Loan in full in accordance with its terms. In addition, we entered into the 2018 Term Loan under the Credit Agreement.

Based on current forecasted oil prices for 2019 and beyond, we believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements, including license obligations through March 31, 2020.

Net cash provided by operations during 2018 was $28.7 million, an increase from net cash provided by operations of $17.9 million in 2017, primarily due to an increase in revenue, partially offset by an increase in general and administrative expenses.

Net cash used investing activities during 2018 was $26.5 million, compared to net cash provided by investing activities of $1.9 million in 2017, primarily due to an $8.0 million increase in additions of oil and gas properties in 2018 and $17.8 million from sale proceeds of TBNG in 2017.

Net cash used in financing activities was $6.6 million in 2018, compared to net cash used in financing activities of $13.4 million in 2017.  The decrease was primarily due to higher term loan repayments in 2017.

As of December 31, 2018, we had $22.0 million of debt and $46.1 million of Series A Preferred Shares outstanding, which are discussed below.

Series A Preferred Shares.  On November 4, 2016, we issued 921,000 shares of our Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million aggregate principal amount of our 13.0% Senior Convertible Notes due 2017 (the “2017 Notes”), at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold to certain holders of the 2017 Notes.  All of the Series A Preferred Shares were issued at a value of $50.00 per share, raising gross proceeds of $5.3 million.  We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes.  The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares.  As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheet.

Pursuant to the Certificate of Designations for the Series A Preferred Shares (the “Certificate of Designations”), each Series A Preferred Share may be converted at any time, at the option of the holder, into 45.754 common shares (which is equal to an initial conversion price of approximately $1.0928 per common share and is subject to customary adjustment for stock splits, stock dividends, recapitalizations, or other fundamental changes).

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

Additionally, upon the occurrence of a change of control, we are required to offer to redeem the Series A Preferred Shares within 120 days after the first date on which such change of control occurred for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends.

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on March 31, June 30, September 30, and December 31 of each year.  The holders of the Series A Preferred Shares are also entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis.  For the year ended December 31, 2018, we paid $5.3 million in cash and issued 1,808,001 common shares as dividends on the Series A Preferred Shares. We paid the December 31, 2018 quarterly dividend in shares on December 31, 2018.

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

The 2016 Term Loan was guaranteed by DMLP, Ltd. (“DMLP”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Talon Exploration, Ltd. (“Talon Exploration”), and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”).

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

The 2016 Term Loan was secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) the Gundem real estate and Muratli real estate owned by Gundem Turizm Yatirim ve Isletmeleri A.S. (“Gundem”), and (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras.  In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2016 Term Loan.  Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras.  Mr. Mitchell is our chief executive officer and chairman of our board of directors.  Mr. Uras is our vice president, Turkey.

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

The 2017 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) the Gundem real estate and Muratli real estate owned by Gundem, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2017 Term Loan.

At December 31, 2018, we had $13.0 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

The 2018 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2018 Term Loan.

At December 31, 2018, we had $9.0 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan

2017 Notes. The 2017 Notes were issued pursuant to an indenture, dated as of February 20, 2015 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”).  The 2017 Notes bore interest at an annual rate of 13.0% per annum.

Interest was payable semi-annually, in arrears, on January 1 and July 1 of each year.  The 2017 Notes matured on July 1, 2017, and we paid off and retired all remaining outstanding 2017 Notes on July 3, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

As of December 31, 2018, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Report.

1.	Reports of Independent Registered Public Accounting Firm (RBSM 2018)
Reports of Independent Registered Public Accounting Firm (PMB 2017) Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operation and Comprehensive Loss for the years ended December 31, 2018 and 2017
Consolidated Statements of Equity for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
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

3.5*	Memorandum of Increase of Share Capital of TransAtlantic Petroleum Ltd., dated July 2017.

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

10.7

Master Services Agreement, dated March 3, 2016, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March 4, 2016).

10.8

Form of General Credit Agreement, dated August 23, 2016, by and among DenizBank A.S., TransAtlantic Exploration Mediterranean International Pty Ltd, TransAtlantic Turkey, Ltd., DMLP, Ltd. and Talon Exploration, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q dated September 30, 2016, filed with the SEC on November 9, 2016).

10.9

Note Amendment Agreement, dated April 19, 2016, by and among TransAtlantic Petroleum Ltd., Dalea Partners, LP., and N. Malone Mitchell 3rd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.10

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

10.12

Indemnity Agreement, dated May 9, 2016, by and between TransAtlantic Petroleum Ltd. and Mr. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q dated March 31, 2016, filed with the SEC on May 10, 2016).

10.13

Gundem Pledge Fee Agreement, dated August 31, 2016, by and between Gundem Turizm Yatirim Ve Isletmeleri A.S. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2017).

10.14

Diyarbakir Pledge Fee Agreement, dated August 31, 2016, by and among Mr. Mitchell, Mr. Uras and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2017).

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

10.16

Current Account Loan Contract, dated November 28, 2017, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and DenizBank A.S. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated December 31, 2017, filed with the SEC on March 21, 2018).

10.17	Form of Retention Incentive Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2018, filed with the SEC on April 6, 2018).

10.18

Term Credit Contract, dated May 28, 2018, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and DenizBank A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2018, filed with the SEC on June 1, 2018).

10.19

Sublease Agreement, dated August 7, 2018 and effective June 14, 2018, by and between TransAtlantic Petroleum (USA) Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2018, filed with the SEC on August 7, 2018).

10.20

Term Loan Contract, dated February 22, 2019, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and DenizBank A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2019, filed with the SEC on February 28, 2019).

10.21

Amendment No. 1 to the Amended and Restated Promissory Note, dated February 28, 2019, by and between the Company and Dalea Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2019, filed with the SEC on February 28, 2019).

10.22

Amendment No. 1 to the Master Services Agreement, dated February 28, 2019, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and Production Solutions International Petrol Arama Hizmetleri Anomin Sirketi (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 22, 2019, filed with the SEC on February 28, 2019).

21.1*	Subsidiaries of the Company.

23.1*	Consent of RBSM LLP.

23.2*	Consent of PMB Helin Donovan, LLP.

23.3*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton, dated February 13, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2019

TRANSATLANTIC PETROLEUM LTD.

/S/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ N. MALONE MITCHELL 3rd	Chairman and Chief Executive Officer	March 26, 2019
N. Malone Mitchell 3rd	(Principal Executive Officer)

/S/ MICHAEL P. HILL	Chief Accounting Officer	March 26, 2019
Michael P. Hill	(Principal Financial Officer and Principal Accounting Officer)

/S/ BOB G. ALEXANDER	Director	March 26, 2019
Bob G. Alexander

/S/ BRIAN E. BAYLEY	Director	March 26, 2019
Brian Bayley

/S/ CHARLES J. CAMPISE	Director	March 26, 2019
Charles J. Campise

/S/ JONATHON T. FITE	Director	March 26, 2019
Jonathon T. Fite

/S/ GREGORY K. RENWICK	Director	March 26, 2019
Gregory K. Renwick

/S/ MEL G. RIGGS	Director	March 26, 2019
Mel G. Riggs

/S/ RANDY I. ROCHMAN	Director	March 26, 2019
Randy I. Rochman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Transatlantic Petroleum Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Transatlantic Petroleum Ltd. and subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes and schedules (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and comprehensive loss and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis of a Matter

As discussed in Notes 1 and 16 to the consolidated financial statements, there are a number of significant related party transactions with the primary shareholder of the Company.  This shareholder is the Company's chief executive officer and chairman of the board of directors. Significant related party transactions with this shareholder include ownership of Series A Preferred Shares, equity transactions, a note receivable, pledge fee agreements and service transactions.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018.

New York, NY
March 26, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TransAtlantic Petroleum Ltd.:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the application of presenting restricted cash in the statement of cash flows as described in note 4, the accompanying consolidated balance sheet of TransAtlantic Petroleum Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).   The 2017 financial statements before the effects of the adjustments on restricted cash in the Statement of Cash Flows are not presented herein. In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the application of restricted cash described in note 4, referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its operations, changes in equity, and cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness if the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the application of presenting restricted cash in the statement of cash flows as described in note 4 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

Emphasis of a Matter

As discussed in Notes 1 and 16 to the financial statements, there are a number of significant related party transactions with the primary shareholder of the Company.  This shareholder, who is the Company's chief executive officer and chairman of the board of directors, owns approximately 47% of the common stock of the Company.  Significant related party transactions with this shareholder include ownership of Series A Preferred Shares, equity transactions, a note receivable, pledge fee agreements, service transactions, a note payable balance and warrants between the Company and affiliated entities or persons.

We have served as the Company’s Auditors since 2016.

PMB HELIN DONOVAN, LLP

/s/ PMB Helin Donovan, LLP

Austin, Texas

March 21, 2018

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(in thousands of U.S. Dollars, except share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,892	$18,926
Accounts receivable, net
Oil and natural gas sales	12,912	15,808
Joint interest and other	982	1,576
Related party	878	1,023
Prepaid and other current assets	8,696	3,866
Note receivable - related party	5,828	–
Inventory	5,167	7,494
Total current assets	44,355	48,693
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	163,006	193,647
Unproved	15,695	24,445
Equipment and other property	14,408	14,075
	193,109	232,167
Less accumulated depreciation, depletion and amortization	(105,850)	(129,183)
Property and equipment, net	87,259	102,984
Other long-term assets:
Other assets	986	2,247
Note receivable - related party	–	6,726
Total other assets	986	8,973
Total assets	$132,600	$160,650

LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,896	$4,853
Accounts payable - related party	2,922	3,141
Accrued liabilities	13,073	10,014
Derivative liability	–	2,215
Loans payable	22,000	15,625
Total current liabilities	41,891	35,848
Long-term liabilities:
Asset retirement obligations	4,667	4,727
Accrued liabilities	7,259	8,810
Deferred income taxes	20,314	19,611
Loans payable	–	13,000
Total long-term liabilities	32,240	46,148
Total liabilities	74,131	81,996
Commitments and contingencies
Series A preferred shares, $0.01 par value, 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2018	21,300	21,300
Series A preferred shares-related party, $0.01 par value, 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2018	24,750	24,750
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 52,413,588 shares and 50,319,156 shares issued and outstanding as of December 31, 2018 and 2017, respectively	5,241	5,032
Treasury shares	(970)	(970)
Additional paid-in-capital	577,488	575,411
Accumulated other comprehensive loss	(142,021)	(124,766)
Accumulated deficit	(427,319)	(422,103)
Total shareholders' equity	12,419	32,604
Total liabilities, Series A preferred shares and shareholders' equity	$132,600	$160,650

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operation and Comprehensive Loss

For the Years ended December 31, 2018 and 2017

(U.S. Dollars and shares in thousands, except per share amounts)

	2018	2017
Revenues:
Oil and natural gas sales	$70,268	$55,523
Sales of purchased natural gas	–	654
Other	521	462
Total revenues	70,789	56,639
Costs and expenses:
Production	10,769	12,249
Transportation costs	4,665	–
Exploration, abandonment and impairment	401	934
Cost of purchased natural gas	–	568
Seismic and other exploration	489	4,723
General and administrative	14,719	12,817
Depreciation, depletion and amortization	14,059	16,925
Accretion of asset retirement obligations	174	190
Total costs and expenses	45,276	48,406
Operating income	25,513	8,233
Other (expense) income:
Loss on sale of TBNG	–	(15,226)
Interest and other expense	(10,048)	(8,838)
Interest and other income	1,082	1,098
Loss on commodity derivative contracts	(1,797)	(1,852)
Foreign exchange loss	(10,292)	(1,861)
Total other expense	(21,055)	(26,679)
Income (loss) before income taxes	4,458	(18,446)
Current income tax expense	(2,820)	(2,073)
Deferred income tax expense	(6,854)	(3,356)
Net loss	(5,216)	(23,875)
Other comprehensive loss:
Foreign currency translation adjustment	(17,255)	15,550
Comprehensive loss	$(22,471)	$(8,325)

Net loss per common share:
Basic net loss per common share	$(0.10)	$(0.50)
Weighted average common shares outstanding	50,505	48,196
Diluted net loss per common share	$(0.10)	$(0.50)
Weighted average common and common equivalent shares outstanding	50,505	48,196

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

For the Years ended December 31, 2018 and 2017

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares (at par)	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2016	47,220	333	699	$4,722	$(970)	$573,278	$(140,316)	$(398,228)	$38,486
Issuance of common shares	2,591	–	–	259	–	1,584	–	–	1,842
Issuance of restricted stock units	507	–	–	51	–	(51)	–	–	-
Tax withholding on restricted stock units	–	–	–	–	–	(92)	–	–	(92)
Share-based compensation	–	–	–	–	–	693	–	–	693
Foreign currency translation adjustment	–	–	–	–	–	–	15,550	–	15,550
Net loss	–	–	–	–	–	–	–	(23,875)	(23,875)
Balances at December 31, 2017	50,319	333	699	5,032	(970)	575,412	(124,766)	(422,103)	32,604
Issuance of common shares	1,808	–	–	181	–	1,660	–	–	1,842
Issuance of restricted stock units	286	–	–	28	–	(28)	–	–	-
Expiration of warrants	–		(699)	–	–	–	–	–	-
Tax effect of restricted stock units	–	–	–	–	–	(11)	–	–	(11)
Share-based compensation	–	–	–	–	–	455	–	–	455
Foreign currency translation adjustment	–	–	–	–	–	–	(17,255)	–	(17,255)
Net loss	–	–	–	–	–	–	–	(5,216)	(5,216)
Balances at December 31, 2018	52,413	333	–	$5,241	$(970)	$577,488	$(142,021)	$(427,319)	$12,419

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2018 and 2017

(in thousands of U.S. Dollars)

	2018	2017
Operating activities:
Net loss	$(5,216)	$(23,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	455	693
Foreign currency (income) loss	13,299	(440)
Loss on commodity derivative contracts	1,797	1,852
Cash settlement on commodity derivative contracts	(4,012)	32
Amortization on loan financing costs	42	82
Interest on Series A Preferred Shares paid in common shares	1,842	1,842
Deferred income tax expense	6,854	3,356
Exploration, abandonment and impairment	401	934
Depreciation, depletion and amortization	14,059	16,925
Accretion of asset retirement obligations	174	190
Loss on Sale of TBNG	–	15,226
Changes in operating assets and liabilities:
Accounts receivable	(1,358)	2,255
Prepaid expenses and other assets	(6,673)	(859)
Accounts payable and accrued liabilities	7,031	(333)
Net cash provided by operating activities	28,695	17,880
Investing activities:
Additions to oil and natural gas properties	(23,517)	(15,478)
Additions to equipment and other properties	(3,015)	(366)
Proceeds from asset sale	–	17,779
Net cash provided by (used in) investing activities	(26,532)	1,935
Financing activities:
Tax withholding on restricted share units	(11)	(92)
Loan proceeds	10,000	20,375
Loan repayment	(16,625)	(30,475)
Loan repayment - related party	–	(3,219)
Net cash used in financing activities	(6,636)	(13,411)
Effect of exchange rate on cash flows, cash equivalents and restricted cash	(5,931)	(1,044)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,404)	5,360
Cash, cash equivalents and restricted cash, beginning of year (1)	20,431	15,071
Cash, cash equivalents and restricted cash, end of year (2)	$10,027	$20,431
Supplemental disclosures:
Cash paid for interest	$7,917	$5,620
Cash paid for taxes	$3,239	$2,151

(1)

The balance at January 1, 2017 includes cash and cash equivalents of $10.0 million, restricted cash of $3.5 million in other assets and TBNG cash held for sale of $1.6 million. The balance at January 1, 2018 includes cash and cash equivalents of $18.9 million and restricted cash of $1.5 million in other assets.

(2)

The end of period balance at December 31, 2017 includes cash and cash equivalents of $18.9 million and restricted cash of $1.5 million in other assets. The end of period balance at December 31, 2018 includes cash and cash equivalents of $9.9 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of March 22, 2019, approximately 48% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

TransAtlantic is a holding company with two operating segments – Turkey and Bulgaria.  Its assets consist of its ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in these notes to the consolidated financial statements are in U.S. Dollars unless otherwise indicated. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to fair value measurements associated with acquisitions, stock based compensation and financial derivatives, collectability of accounts receivable, the recoverability and impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

On February 24, 2017, we closed the sale of our ownership interests in our subsidiary Thrace Basin Natural Gas (Turkiye) Corporation (“TBNG”) for gross proceeds of $20.7 million and net cash proceeds of $16.1 million, which reflect a $0.2 million post-closing purchase price adjustment. Although the sale of TBNG met the threshold to classify its assets and liabilities as held for sale, it did not meet the requirements to classify its operations as discontinued, as the sale was not considered a strategic shift in our operations. As such, TBNG’s results of operations are classified as continuing operations for all periods presented (see Note 17 “Divestitures and discontinued operations”).

2. Liquidity

During 2018, we repaid the 2016 Term Loan in full in accordance with its terms and entered into the 2018 Term Loan with DenizBank, A.S. (“DenizBank”) for $10.0 million. (see Note 9 “Loans Payable”).

As of December 31, 2018, we had no long-term debt, $22.0 million in short-term debt, $9.9 million in cash and a $2.5 million working capital surplus.

Based on current forecasted oil prices for 2019 and beyond, we believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements, including license obligations through March 31, 2020.

3. Significant accounting policies

Basis of preparation

Our reporting standard for the presentation of our consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority-owned, controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts receivable, net

We have receivables for sales of oil and natural gas, as well as receivables related to joint interest accounts, which have a contractual maturity of one year or less.  An allowance for doubtful accounts has been established based on management’s review of the collectability of the receivables in light of historical experience, the nature and volume of the receivables and other subjective factors.  Accounts receivable are charged against the allowance, upon approval by management, when they are deemed uncollectible.  Our allowance for doubtful accounts was $0.5 million at December 31, 2018 and 2017.

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

Revenue recognition

As explained below (see Note 4 “New accounting pronouncements”), on January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), under the modified retrospective method.  Under this method, we recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no adjustment was required as a result of adopting the new revenue standard.  Results for reporting periods beginning after January 1, 2018 are presented under the new standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure ASU 2014-09. We do not expect any impact to our net income from the adoption of ASU 2014-09 on an ongoing basis.

The Company recognizes revenue in accordance with FASB, ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

During the years ended December 31, 2018 and 2017, we sold $68.2 million and $54.9 million, respectively, of oil to Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, which represented approximately 96.4%, and 97.0% of our total revenues, respectively.

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

Series A Preferred Shares

On November 4, 2016, we issued 921,000 shares of 12.0% Series A Convertible Redeemable Preferred Shares (the “Series A Preferred Shares”).  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 13.0% Senior Convertible Notes due 2017 (the “2017 Notes”), at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes.  All of the Series A Preferred Shares were issued at a value of $50.00 per share (see Note 5 “Series A Preferred Shares”). As the shares can be redeemed, they have been classified outside of equity.

Income taxes

We follow the asset and liability method prescribed by ASC 740, Income Taxes (“ASC 740”). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in earnings in the period that includes the enactment date.

As of December 31, 2018 and 2017, we have recorded a $6.7 million and $8.7 million liability, respectively, primarily due to uncertain tax positions related to the unwinding of all of our crude oil hedge collars and three-way contracts, which are included in long-term accrued liabilities on our consolidated balance sheet.

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

We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach. We have a small number of contracts with customers and have identified transactions within the scope of the standard. As a result of adoption of ASU 2014-09, we have determined that it will change our method of recording certain transportation and processing charges that were previously recorded as a reduction of revenues to record such charges as an expense under the new standard. The result of this change was an increase to both revenue and expenses of $4.7 million for the twelve months ended December 31, 2018. The application of the new standard has no impact on our retained earnings and no impact to our net income on an ongoing basis. During the twelve months ended December 31, 2017, this standard would have increased both revenue and expenses by $4.4 million.

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

The following table displays the disaggregation of revenue by product type for the twelve months ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Oil	$69,207	$58,109
Natural gas	1,061	1,807
Total revenue from customers	$70,268	$59,916

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

Contract balances. Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $12.9 million and $15.8 million as of December 31, 2018 and December 31, 2017, respectively, and are reported in accounts receivable, net on our consolidated balance sheets. We currently have no assets or liabilities related to our revenue contracts, including no upfront or rights to deficiency payments.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. The new standard will become effective for us beginning with the first quarter of 2019. We will adopt the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We are finalizing our evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements and estimate approximately $2.7 million of additional right-of-use assets and liabilities will be recognized in our consolidated balance sheet upon adoption.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. The amendments have been applied using a retrospective transition method to each period presented, as required.  The period ended December 31, 2017 has been reclassified to reflect this change.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for fiscal years beginning after December 15, 2017. The adoption of this ASU had no impact on our consolidated financial statements and results of operations. We adopted ASU 2017-09 effective January 1, 2018.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC Topic 815. The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption as of the date of issuance is permitted. The new standard does not impact accounting for derivatives that are not designated as accounting hedges. We do not currently account for any of our derivative position as accounting hedges.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

5. Series A Preferred Shares

Series A Preferred Shares

On November 4, 2016, we issued 921,000 Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of the 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes, and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes.  All of the Series A Preferred Shares were issued at a value of $50.00 per share. We used $4.3 million of the gross proceeds to redeem a portion of the remaining 2017 Notes on January 1, 2017.  The remaining proceeds were used for general corporate purposes. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares.  As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheet.  As of December 31, 2018, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (see Note 16 “Related party transactions”).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on June 30, September 30, December 31, and March 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis.  As of December 31, 2018 and 2017, we paid $5.3 million and accrued $6.0 million, respectively, in dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive loss under the caption “Interest and other expense”. These amounts were paid in cash and common shares.

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

6. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	2018	2017
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$162,494	$193,111
Bulgaria	512	536
Total oil and natural gas properties, proved	163,006	193,647
Oil and natural gas properties, unproved:
Turkey	14,965	24,445
Bulgaria	730	-
Total oil and natural gas properties, unproved	15,695	24,445
Gross oil and natural gas properties	178,701	218,092
Accumulated depletion	(100,582)	(123,225)
Net oil and natural gas properties	$78,119	$94,867

The decline in oil and natural gas properties during the year ended December 31, 2018 was primarily driven by the devaluation of the Turkish Lira (“TRY”) versus the U.S. Dollar.  For the year ended December 31, 2018 and 2017, we have recorded foreign currency translation adjustments which reduced oil and natural gas properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At December 31, 2018 and 2017, we excluded $0.5 million of costs from the depletion calculation for development wells in progress.

At December 31, 2018, the capitalized costs of our oil and natural gas properties included $6.5 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $53.4 million relating to well costs and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

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

During the year ended December 31, 2018, we recorded $0.3 million of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs primarily relating to two of our gas fields.

During the year ended December 31, 2017, we recorded $0.8 million of impairment of proved properties and exploratory well costs which are primarily measured using Level 3 inputs primarily relating to two of our gas fields.

Capitalized costs greater than one year

As of December 31, 2018, there were no capitalized exploratory well costs greater than one year.

As of December 31, 2017, we had $4.0 million of exploratory well costs capitalized for the Pinar-1 well in Turkey. During the first quarter of 2018, the well began producing.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	2018	2017
	(in thousands)
Other equipment	$1,240	$1,764
Land	149	–
Inventory	6,791	4,619
Gas gathering system and facilities	194	135
Vehicles	336	343
Leasehold improvements, office equipment and software	5,698	7,214
Gross equipment and other property	14,408	14,075
Accumulated depreciation	(5,268)	(5,958)
Net equipment and other property	$9,140	$8,118

At December 31, 2018 and 2017, we classified $5.2 million and $7.5 million of inventory, respectively, as a current asset, which represents our expected inventory consumption during the next twelve months.  We classify the remainder of our materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At December 31, 2018 and 2017, we excluded $12.0 million and $12.1 million of inventory, respectively, from depreciation, as the inventory had not been placed into service.

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

Commodity price derivatives

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive loss under the caption “(Loss) gain on derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on derivative contracts.”

At December 31, 2018, we had no outstanding commodity derivative contracts with respect to our future crude oil production.

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

Foreign currency derivatives

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our foreign exchange derivative contracts are settled based upon the contract rate. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of comprehensive loss under the caption “(Loss) gain on derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on derivative contracts.”

At December 31, 2018 and 2017, we had no outstanding derivative contracts with respect to our foreign exchange rates.

During the years ended December 31, 2018 and 2017, we recorded a net loss on derivative contracts of $1.8 million and $1.9 million, respectively.

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2017, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at December 31, 2017. At December 31, 2018, we did not have any commodity or foreign exchange derivative contracts.

As of December 31, 2017
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Assets	Sheet	Balance Sheet
(in thousands)
Crude oil	Current liabilities	$2,215	$–	$2,215

8. Asset retirement obligations

As part of our development of oil and natural gas properties, we incur asset retirement obligations (“ARO”). Our ARO results from our responsibility to abandon and reclaim our net share of all working interest properties and facilities. At December 31, 2018, the net present value of our total ARO was estimated to be $4.7 million, with the undiscounted value being $8.2 million. Total ARO at December 31, 2018 shown in the table below consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation at a rate of approximately 12.65% per annum for Turkey. These values are discounted to present value using our credit-adjusted risk-free rate of 7.55% per annum for Turkey for the year ended December 31, 2018. The following table summarizes the changes in our ARO for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Asset retirement obligations at beginning of period	$4,727	$4,833
Liabilities settled	–	(37)
Foreign exchange change effect	(1,270)	(259)
Additions	1,036	–
Accretion expense	174	190
Asset retirement obligations at end of period	4,667	4,727
Long-term portion	$4,667	$4,727

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

9. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	December 31,	December 31,
	2018	2017
Fixed and floating rate loans	(in thousands)
Term Loan (1)	$22,000	$28,625
Loans payable	22,000	28,625
Less: current portion	22,000	15,625
Long-term portion	$–	$13,000

_______________________________________________________________________________________________________________

(1)	Includes 2018, 2017 and 2016 Term Loans.

2016 Term Loan

On August 31, 2016, DenizBank entered into a $30.0 million term loan (the “2016 Term Loan”) with TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) under our general credit agreement with DenizBank (the “Credit Agreement”). In addition, we and DenizBank entered into additional agreements with respect to up to $20.0 million of non-cash facilities, including guarantee letters and treasury instruments for future hedging transactions.

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

The 2016 Term Loan was guaranteed by DMLP, Ltd. (“DMLP”), TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”), Talon Exploration, Ltd. (“Talon Exploration”), and TransAtlantic Worldwide, Ltd. (“TransAtlantic Worldwide”).

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

The 2016 Term Loan was secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) the Gundem real estate and Muratli real estate owned by Gundem Turizm Yatirim ve Isletmeleri A.S. (“Gundem”) and (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras.  In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2016 Term Loan.  Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras.  Mr. Mitchell is our chief executive officer and chairman of our board of directors.  Mr. Uras is our vice president, Turkey.

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

The 2017 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) the Gundem real estate and Muratli real estate owned by Gundem, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2017 Term Loan. Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras. Mr. Mitchell is our chief executive officer and chairman of our board of directors. Mr. Uras is our vice president, Turkey.

At December 31, 2018, we had $13.0 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

The 2018 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2018 Term Loan. Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras. Mr. Mitchell is our chief executive officer and chairman of our board of directors. Mr. Uras is our vice president, Turkey.

At December 31, 2018, we had $9.0 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

During the years ended December 31, 2018 and 2017, we recorded interest expense related to the 2016, 2017 and 2018 Term Loan of $1.8 million and $0.9 million, respectively.

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

ANBE Note

On December 30, 2015, TransAtlantic Petroleum (USA) Corp (“TransAtlantic USA”) entered into a $5.0 million draw down convertible promissory note (the “ANBE Note”) with ANBE Holdings, L.P. (“ANBE”), an entity owned by the adult children of our chairman and chief executive officer, Mr. Mitchell, and controlled by an entity managed by Mr. Mitchell and his wife. The ANBE Note bore interest at a rate of 13.0% per annum.   On December 30, 2015, we borrowed $3.6 million under the ANBE Note (the “Initial Advance”). The Initial Advance was used for general corporate purposes.

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

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At December 31, 2018, we had no outstanding borrowings under these lines of credit.

Loan financing costs

We capitalize certain costs in connection with obtaining our borrowings, such as lender’s fees and related attorney’s fees.  These costs are amortized on a straight line basis, which approximates the effective interest method over the term of the loan as a component of interest expense. Amortization of loan financing costs totaled approximately $0.1 million during 2018 and 2017.

10. Shareholders’ equity

Share issuances to holders of Series A Preferred Shares

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

On December 31, 2018, we issued an aggregate of 1,808,001 common shares to holders of the Series A Preferred Shares as payment of the December 31, 2018 quarterly dividend on the Series A Preferred Shares. Each common share was issued at a value of $1.0188 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American exchange on December 14, 2018.

Restricted stock units

Under our 2009 Long-Term Incentive Plan (the “Incentive Plan”), we awarded restricted stock units (“RSUs”) and other share-based compensation to certain of our directors, officers, employees and consultants. Each RSU is equal in value to one of our common shares on the grant date. Upon vesting, an award recipient is entitled to a number of common shares equal to the number of vested RSUs. The RSU awards can only be settled in common shares. As a result, RSUs are classified as equity. At the grant date, we make an estimate of the forfeitures expected to occur during the vesting period and record compensation cost, net of the estimated forfeitures, over the requisite service period. The current forfeiture rate is estimated to be 12.5%.

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

Share-based compensation of approximately $0.5 million and $0.7 million with respect to awards of RSUs was recorded for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had approximately $0.3 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.5 years.  The following table sets forth RSU activity for the year ended December 31, 2018:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value Per RSU
Unvested RSUs outstanding at December 31, 2017	513	$1.38
Granted	311	1.55
Forfeited	(7)	1.18
Vested	(363)	1.49
Unvested RSUs outstanding at December 31, 2018	454	$1.42

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the years ended December 31, 2018 and 2017 equals net income divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the years ended December 31, 2018 and 2017 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes stock options, RSUs, preferred shares and warrants, whether exercisable or not. The computation of diluted earnings per common share excluded 42.0 million and 43.7 million antidilutive common share equivalents for the years ended December 31, 2018 and 2017, respectively.

The following table presents the basic and diluted earnings per common share computations:

(in thousands, except per share amounts)	2018	2017
Net loss	$(5,216)	$(23,875)
Basic net loss per common share:
Shares:
Weighted average common shares outstanding	50,505	48,196
Basic net loss per common share:	$(0.10)	$(0.50)
Diluted net loss per common share:
Shares:
Weighted average shares outstanding	50,505	48,196
Dilutive effect of:
Restricted share units	–	–
2017 Notes	–	–
Weighted average common and common equivalent shares outstanding	50,505	48,196
Diluted net loss per common share:	$(0.10)	$(0.50)

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

11. Income taxes

The income tax provision differs from the amount that would be obtained by applying the Bermuda statutory income tax rate of 0% for 2018 and 2017 to income (loss) from operations as follows:

	2018	2017
	(in thousands except rates)
Statutory rate	0.00%	0.00%

Income (loss) before income taxes	$4,458	$(18,446)
Increase (decrease) resulting from:
Foreign tax rate differentials	$4,720	$945
Uncertain tax position	935	1,050
Unremitted earnings	2,927	1,677
Change in valuation allowance	(4,743)	640
Expiration of non-capital tax loss carryovers	4,793	792
Other	1,042	325
Total	$9,674	$5,429

The components of the net deferred income tax liability at December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Deferred tax assets
Property and equipment	$609	$1,279
Unrealized gains on derivative contracts		432
Timing of accruals	574	132
Non-capital loss carryovers	13,261	16,502
Valuation allowance	(13,261)	(17,731)
Other	–	47
Total deferred tax assets	$1,183	$661
Deferred tax liabilities
Property and equipment	$(9,728)	$(10,044)
Unremitted earnings	(9,401)	(9,631)
Timing of accruals	(2,368)	(597)
Total deferred tax liabilities	(21,497)	(20,272)
Net deferred tax liabilities	$(20,314)	$(19,611)
Components of net deferred tax liabilities
Non-current assets	$1,183	$661
Non-current liabilities	(21,497)	(20,272)
Net deferred tax liabilities	$(20,314)	$(19,611)

We have accumulated losses or resource-related deductions available for income tax purposes in Turkey, Romania, Bulgaria and the United States. As of December 31, 2018, we had non-capital tax losses in Turkey of approximately 57.8 million TRY (approximately $11.0 million), which will begin to expire in 2019; non-capital tax losses in Romania of approximately 1.6 million Romanian New Leu (approximately $0.4 million), which will begin to expire in 2019; non-capital losses in Bulgaria of approximately 9.8 million Bulgarian Lev (approximately $5.7 million), which will begin to expire in 2019; and non-capital tax losses in the United States of approximately $53.7 million, which will begin to expire in 2019.  As of December 31, 2018 and 2017, we recorded a valuation allowance of $13.3 million and $17.7 million, respectively, as a reduction to our net operating losses and deferred tax assets.

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

As of December 31, 2018 and 2017, we recorded a $6.7 million and $8.7 million liability, respectively, primarily due to uncertain tax positions related to the unwinding of all our crude oil hedge collars and three-way contracts, which are included in long-term accrued liabilities on our consolidated balance sheet.  The unrecognized tax benefits at December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Unrecognized tax benefits at beginning of period	$8,663	$8,079
Gross increases - tax positions in prior period	935	1,125
Foreign exchange change effect	(2,884)	(541)
Unrecognized tax benefits at end of period	$6,714	$8,663

As of December 31, 2018, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Primarily due to the increase in our U.S. debt service obligations resulting from the issuance of the 2017 Notes in the aggregate principal amount of $55.0 million in 2015 (see Note 9 “Loans payable”), management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet corporate cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of fiscal year 2015, we withdrew the permanent reinvestment assertion on 135.2 million TRY of cumulative earnings generated by certain of our Turkish foreign subsidiaries through fiscal year 2015. We provided for Turkish dividend withholding taxes on the 135.2 million TRY of cumulative undistributed foreign Turkish earnings, resulting in the recognition of a deferred tax liability. Although the 2017 Notes were retired on July 3, 2017 (see Note 9 “Loans Payable”), due to our obligation to pay dividends on our Series A Preferred Shares issued on November 4, 2016 (see Note 5 “Series A Preferred Shares”), as of December 31, 2018 and 2017, we maintain the same position, and we provided for Turkish dividend, withholding taxes on 329.7 million and 242.1 million TRY, respectively, of cumulative undistributed foreign Turkish earnings, resulting in an additional increase in our deferred tax liability.

There is no certainty as to the timing of when or if such Turkish foreign earnings will be distributed in whole or in part.

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information concerning our geographic segments is shown in the following tables:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the year ended December 31, 2018
Total revenues	$–	$70,789	$–	$70,789
Production	–	10,649	120	10,769
Transportation costs	–	4,665	–	4,665
Exploration, abandonment, and impairment	–	401	–	401
Seismic and other exploration	–	488	1	489
General and administrative	9,222	5,344	153	14,719
Depreciation, depletion and amortization	142	13,917	–	14,059
Accretion of asset retirement obligations	–	151	23	174
Total costs and expenses	9,364	35,615	297	45,276
Operating (loss) income	(9,364)	35,174	(297)	25,513
Interest and other expense	(7,026)	(3,022)	–	(10,048)
Interest and other income	184	897	1	1,082
Loss on commodity derivative contracts	–	(1,797)	–	(1,797)
Foreign exchange gain (loss)	(351)	(9,932)	(9)	(10,292)
(Loss) income before income taxes	(16,557)	21,320	(305)	4,458
Income tax expense	–	(9,674)	–	(9,674)
Net loss	$(16,557)	$11,646	$(305)	$(5,216)
Total assets at December 31, 2018	$8,358	$122,325	$1,917	$132,600
Capital expenditures for the year ended December 31, 2018	$–	$23,517	$–	$23,517
For the year ended December 31, 2017
Total revenues	$–	$56,639	$–	$56,639
Production	36	12,136	77	12,249
Exploration, abandonment, and impairment	–	934	–	934
Cost of purchased natural gas	–	568	–	568
Seismic and other exploration	–	4,723	–	4,723
General and administrative	6,739	5,729	349	12,817
Depreciation, depletion and amortization	188	16,737	–	16,925
Accretion of asset retirement obligations	–	169	21	190
Total costs and expenses	6,963	40,996	447	48,406
Operating (loss) income	(6,963)	15,643	(447)	8,233
Loss on sale of TBNG	(15,226)	–	–	(15,226)
Interest and other expense	(7,794)	(1,044)	–	(8,838)
Interest and other income	250	847	1	1,098
Loss on commodity derivative contracts	–	(1,852)	–	(1,852)
Foreign exchange gain (loss)	365	(2,239)	13	(1,861)
(Loss) income before income taxes	(29,368)	11,355	(433)	(18,446)
Income tax expense	–	(5,429)	–	(5,429)
Net loss	$(29,368)	$5,926	$(433)	$(23,875)
Total assets at December 31, 2017	$61,167	$109,699	$(10,216)	$160,650
Capital expenditures for the year ended December 31, 2017	$–	$15,854	$–	$15,854

13. Financial instruments

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, European Union Euro, and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. We have not used foreign currency forward contracts to manage exchange rate fluctuations. At December 31, 2018 and 2017, we had 7.8 million TRY and $4.0 million TRY, respectively (approximately $1.5 million and $1.1 million, respectively) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

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

Fair value measurements

Cash and cash equivalents, receivables, notes receivable, accounts payable, accrued liabilities and the ANBE Note were each estimated to have a fair value approximating the carrying amount at December 31, 2018 and 2017 due to the short maturity of those instruments.

The financial assets and liabilities measured on a recurring basis at December 31, 2017 consisted of our commodity derivative contracts. Fair values for options are based on counterparty market prices. The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are verified by us using analytical tools. There are no performance obligations related to the collar contracts purchased to hedge our oil production.

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

At December 31, 2018, the fair value of the 2018 Term Loan and 2017 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.  At December 31, 2018, the carrying value approximated the fair value for the 2018 Term Loan and 2017 Term Loan.  The following table summarizes the valuation of our financial liabilities as of December 31, 2018:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Liabilities:
2017 Term Loan	–	–	(11,938)	(11,938)
2018 Term Loan	–	–	(8,192)	(8,192)
Total	$–	$–	$(20,130)	$(20,130)

The following table summarizes the valuation of our financial liabilities as of December 31, 2017:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$–	$(2,215)	$–	$(2,215)
Disclosed but not carried at fair value
Liabilities:
2017 Term Loan	–	–	(16,613)	(16,613)
2016 Term Loan	–	–	(7,866)	(7,866)
Total	$–	$(2,215)	$(24,479)	$(26,694)

14. Commitments

Our aggregate annual commitments, other than our loans payable, as of December 31, 2018 were as follows:

	Payments Due By Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Series A Preferred Shares dividends (1)	$37,822	$5,526	$5,526	$5,526	$5,526	$5,526	$10,192
Interest	800	800	-	-	-	-	-
Leases	3,251	963	710	636	626	316	-
Total	$41,873	$7,289	$6,236	$6,162	$6,152	$5,842	$10,192

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

We lease office space in Dallas, Texas, Bulgaria, and Turkey. We also lease apartments in Turkey, as well as operations yards in Turkey. Rent expense for the years ended December 31, 2018 and 2017 was $1.3 million and $1.2 million, respectively.

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

In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000  in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. In November 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. In January 2019, the Bulgarian Minister of Energy filed an appeal in the Supreme Court of Cassation. We continue to vigorously defend this claim.

As a result of the judgement of the Sofia Court of Appeal, we are currently evaluating an adjustment to our contingencies relating to production leases and exploration permits.

16. Related party transactions

Series A Preferred Shares transactions

On November 4, 2016, we issued 921,000 Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 2017 Notes, at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes (the “Exchange Offer”), and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes (the “Offering”).  In the Exchange Offer, Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse exchanged $10.0 million of the 2017 Notes for 200,000 Series A Preferred Shares; Dalea exchanged $2.1 million of the 2017 Notes for 41,000 Series A Preferred Shares; and trusts benefitting Mr. Mitchell’s four adult children each exchanged $2.0 million of the 2017 Notes for 40,000 Series A Preferred Shares.  In the Offering, the Pinon Foundation purchased 5,000 Series A Preferred Shares for $250,000; and each of Mr. Mitchell’s four adult children purchased 1,000 Series A Preferred Shares for $50,000.  Pinon Foundation subsequently sold its Series A Preferred Shares to Longfellow Energy, LP, an affiliate of Mr. Mitchell. For more information see Note 5 “Series A Preferred Shares”.

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

On October 2, 2017, we issued an aggregate of 2,591,384 common shares to holders of the Series A Preferred Shares as payment of the September 30, 2017 quarterly dividend on the Series A Preferred Shares (see Note 10 “Shareholder’s Equity”). Of the 2,591,384 common shares, 1,392,768 common shares were issued to Dalea, the trusts of Mr. Mitchell’s four children, Pinon Foundation, a nonprofit entity controlled by Mrs. Mitchell, KMF Investment Partners, LP, and Randy Rochman.

On December 31, 2018, we issued an aggregate of 1,808,001 common shares to holders of the Series A Preferred Shares as payment of the December 31, 2018 quarterly dividend on the Series A Preferred Shares (see Note 10 “Shareholder’s Equity”). Of the 1,808,001 common shares, 971,724 common shares were issued to Dalea, the trusts of Mr. Mitchell’s four children, Longfellow Energy, an entity controlled by Mr. Mitchell, KMF Investment Partners, LP, and Randy Rochman.

Dalea Amended Note and Pledge Agreement

On April 19, 2016, we entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell, and Dalea, pursuant to which Dalea agreed to deliver an amended and restated promissory note (the “Amended Note”) in favor of us, in the principal sum of $7,964,053, which Amended Note would amend and restate that certain promissory note, dated June 13, 2012, made by Dalea in favor of us in the principal amount of $11.5 million (the “Original Note”). The Note Amendment Agreement reduced the principal amount of the Original Note to $8.0 million in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania Ltd. (“TransAtlantic Albania”), our former subsidiary, to Viking International Limited (“Viking International”).  We have indemnified a third party for any liability relating to the payment of the Account Payable.

Pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into the Amended Note, which amended and restated the Original Note that was issued in connection with our sale of our former subsidiaries, Viking International and Viking Geophysical Services Ltd. (“Viking Geophysical”) to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012. In the Amended Note, we and Dalea acknowledged that (i) while the sale of Dalea’s interest in Viking Services B.V., the beneficial owner of Viking International, VOS and Viking Geophysical (“Viking Services”) enabled us to take the position that the Original Note was accelerated in accordance with its terms, the principal purpose of including the acceleration events in the Original Note was to ensure that certain oilfield services provided by Viking Services to us would continue to be available to us, and (ii) such services will now be provided pursuant to the Master Services Agreement, dated March 3, 2016, by and between Production Solutions International Petrol Arama Hizmetleri Anomin Sirketi (“PSI”), an affiliate of Mr. Mitchell, and TEMI (the “PSI MSA”).  PSI is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. As a result, the Amended Note revised the events triggering acceleration of the repayment of the Original Note to the following: (i) a reduction of ownership by Dalea (and other controlled affiliates of Mr. Mitchell) of equity interest in PSI to less than 50%; (ii) the sale or transfer by Dalea or PSI of all or substantially all of its assets to any person (a “Transferee”) that does not own a controlling interest in Dalea or PSI and is not controlled by Mr. Mitchell (an “Unrelated Person”), or the subsequent transfer by any Transferee that is not an Unrelated Person of all or substantially all of its assets to an Unrelated Person; (iii) the acquisition by an Unrelated Person of more than 50% of the voting interests of Dalea or PSI; (iv) termination of the PSI MSA other than as a result of an uncured default thereunder by TEMI; (v) default by PSI under the PSI MSA, which default is not remedied within a period of 30 days after notice thereof to PSI; and (vi) insolvency or bankruptcy of PSI. The maturity date of the Amended Note was extended to June 13, 2019. The interest rate on the Amended Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell.  The Amended Note contains customary events of default.

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

As of December 31, 2018 and 2017, the amount receivable under the Amended Note was $5.8 million and $6.7 million, respectively.

On February 28, 2019, we and Dalea entered into an amendment (the “Note Amendment”) to the Amended Note (as amended by the Note Amendment, the “Note”), pursuant to which we and Dalea agreed to extend the maturity date of the Note to February 26, 2021 (unless otherwise accelerated in accordance with the terms of the Note).

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

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement will be used to reduce the outstanding principal amount of the Amended Note.  During the year ended December 31, 2018 and 2017, we reduced the principal amount of the Amended Note by $0.6 million for amounts earned under the pledge fee agreements.

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

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interest in Viking Services to a third party. As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment is owned and operated by PSI. PSI is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into the PSI MSA on substantially similar terms to our prior master services agreements with Viking International, VOS and VGS. Pursuant to the PSI MSA, PSI will perform services on behalf of TEMI and its affiliates.  On February 28, 2019, TEMI and  PSI entered into an amendment (the “PSI MSA Amendment”) to the PSI MSA, pursuant to which PSI and TEMI agreed to extend the primary term of the PSI MSA to February 26, 2021, with automatic successive renewal terms of one (1) year each, unless terminated by PSI or TEMI by written notice at least sixty (60) days prior to the end of the primary term or any successive renewal term. The master services agreements with each of Viking International, VOS and Viking Geophysical currently remain in effect.

On August 7, 2018 and effective as of June 14, 2018, our wholly owned subsidiary, TransAtlantic USA, entered into a sublease agreement (the “Sublease”) with Longfellow to lease corporate office space located at 16803 North Dallas Parkway, Addison, Texas. TransAtlantic USA subleases approximately 10,000 square feet of corporate office space in Addison, Texas. The initial lease term under the Sublease commenced on June 14, 2018 (the “Commencement Date”) and expires on June 30, 2020, unless earlier terminated in accordance with the Sublease. From the Commencement Date until June 30, 2019, TransAtlantic USA is required to pay monthly rent of $18,333.33 to Longfellow, plus utilities, real property taxes, and liability insurance (to the extent that TransAtlantic USA does not obtain its own liability insurance). The monthly rent increases by $416.67 for the period commencing June 30, 2019 and ending June 30, 2021.

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

For the years ended December 31, 2018 and 2017, we incurred capital and operating expenditures of $10.6 million and $9.3 million, respectively, related to our various related party agreements.

ANBE Note

On December 30, 2015, TransAtlantic USA entered into the $5.0 million Note with ANBE, an entity owned by the children of our chairman and chief executive officer, Mr. Mitchell and controlled by an entity managed by Mr. Mitchell and his wife. The ANBE Note bears interest at a rate of 13.0% per annum.  On December 30, 2015, we borrowed the Initial Advance of $3.6 million for general corporate purposes.  On June 30, 2016, we issued 355,826 common shares in a private placement to ANBE in lieu of paying cash interest on the ANBE Note.

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

On February 27, 2017, we repaid the ANBE Note in full and terminated it with proceeds from the sale of TBNG.

The following table summarizes related party accounts receivable and accounts payable as of December 31, 2018 and December 31, 2017:

	2018	2017
	(in thousands)
Related party accounts receivable:
Riata Management Service Agreement	$526	$576
PSI MSA	352	447
Total related party accounts receivable	$878	$1,023
Related party accounts payable:
Riata Management Service Agreement	$372	$341
PSI MSA	2,439	2,119
Board of Directors	111	–
Interest payable on Series A Preferred Shares	–	681
Total related party accounts payable	$2,922	$3,141

17. Divestitures and discontinued operations

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

On September 1, 2016, we completed a joint venture transaction with respect to the assets in the Delvina gas field in Albania (the “Delvina Assets”). We transferred (the “Transfer”) 75% of the outstanding shares of Delvina Gas Company Ltd. (“DelvinaCo”), which owned the Delvina Assets, to Ionian Gas Company Ltd. (“Ionian”) in exchange for Ionian’s agreement to pay $12.0 million to DelvinaCo, which was to be used primarily to repay debt and for general corporate purposes with respect to the Delvina Assets. After the Transfer, we retained a 25% equity interest in DelvinaCo and agreed to pay 25% of the operating costs of DelvinaCo, subject to a three-year deferral of capital expenditures.

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

18. Subsequent events

2019 Term Loan

On February 22, 2019, TEMI entered into a $20.0 million term loan (the “2019 Term Loan”) with DenizBank under the Credit Agreement.

The 2019 Term Loan bears interest at a fixed rate of 7.5% (plus 0.375% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2019 Term Loan has a ten-month grace period during which the 2019 Term Loan bears interest but no payments are due other than a single interest only payment of $0.76 million in August 2019. After the ten-month grace period, the 2019 Term Loan is payable in fourteen monthly principal installments of $1.43 million plus interest. The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be re-borrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees.

The 2019 Term Loan is guaranteed by Petrogas, Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

The 2019 Term Loan contains standard prohibitions on the activities of TEMI as the borrower, including prohibitions on encumbering or creating restrictions or limitations on all or a part of its assets, revenues, or properties, giving guaranties or sureties, selling assets or transferring revenues, dissolving, liquidating, merging, or consolidating, incurring additional debt, paying dividends, making certain investments, undergoing a change of control, and other similar matters. In addition, the 2019 Term Loan prohibits Amity, Talon Exploration, DMLP, and Transatlantic Turkey from incurring additional debt. An event of default under the 2019 Term Loan includes, among other events, failure to pay principal or interest when due, breach of certain covenants, representations, warranties, and obligations, bankruptcy or insolvency, and the occurrence of a material adverse effect.

The 2019 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI has assigned its Turkish collection accounts and its receivables from the sale of oil to the Lender as additional security for the 2019 Term Loan. Gundem is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras. Mr. Mitchell is our Chief Executive Officer and Chairman of the Board. Mr. Uras is our Vice President, Turkey.

Note Amendment

On February 28, 2019, we and Dalea entered into the Note Amendment to the Amended Note, pursuant to which we and Dalea agreed to extend the maturity date of the Note to February 26, 2021 (unless otherwise accelerated in accordance with the terms of the Note).

PSI MSA Amendment

On February 28, 2019, TEMI and PSI entered into an amendment (the “PSI MSA Amendment”) to the PSI MSA, pursuant to which PSI and TEMI agreed to extend the primary term of the PSI MSA to February 26, 2021, with automatic successive renewal terms of one year each, unless terminated by PSI or TEMI by written notice at least 60 days prior to the end of the primary term or any successive renewal term.

TRANSATLANTIC PETROLEUM LTD.

Supplemental Information

(unaudited)

Supplemental quarterly financial data (unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2018 and 2017.

	Three Months Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
For the year ended December 31, 2018:
Revenues	$16,926	$18,198	$20,140	$15,525
Net loss	(1,775)	(1,006)	(1,720)	(715)
Comprehensive (loss) income	(4,118)	(10,115)	(13,485)	5,247
Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.03)	$(0.01)
For the year ended December 31, 2017:
Revenues	$16,436	$12,341	$12,675	$15,187
Net (loss) income	(16,049)	566	(4,353)	(4,039)
Comprehensive income (loss)	4,870	2,698	(5,576)	(10,317)
Basic and diluted net (loss) income per common share	$(0.34)	$0.01	$(0.09)	$(0.08)

(1)

The sum of the individual quarterly net (loss) income amounts per share may not agree with full year net (loss) income per share as each quarterly computation is based on the net income or loss for that quarter and the weighted-average number of shares outstanding during that quarter.

Supplemental oil and natural gas reserves information (unaudited)

As required by the FASB and the SEC, the standardized measure of discounted future net cash flows (the “Standardized Measure”) presented below is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10% to proved reserves. We do not believe the Standardized Measure provides a reliable estimate of our expected future cash flows to be obtained from the development and production of our oil and natural gas properties or of the value of our proved oil and natural gas reserves. The Standardized Measure is prepared on the basis of certain prescribed assumptions including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year-to-year as prices change.

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

Oil and natural gas prices used to estimate reserves were computed by applying the volume-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2018 and 2017. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12-Month
	Average Price
	Oil	Natural Gas
	per (Bbl)	per (Mcf)
Turkey
2018	$64.91	$4.82
2017	$47.57	$3.98

The following table sets forth our estimated net proved reserves, including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Turkey	Albania(1)	TBNG(2)	Total
	Oil (Mbbls)
Total proved reserves
December 31, 2016	12,730	52	3	12,785
Revisions of previous estimates	3,156	(52)	-	3,104
Sale of reserves	-	-	(2)	(2)
Sales volumes	(1,103)	-	(1)	(1,104)
December 31, 2017	14,783	-	-	14,783
Revisions of previous estimates	(5,872)	-	-	(5,872)
Extensions and discoveries	2,085	-	-	2,085
Sales volumes	(1,020)	-	-	(1,020)
December 31, 2018	9,976	-	-	9,976
Proved developed reserves
December 31, 2017:
Proved developed producing	3,998	-	-	3,998
Proved developed non-producing	217	-	-	217
Total	4,215	-	-	4,215
December 31, 2018:
Proved developed producing	4,575	-	-	4,575
Proved developed non-producing	472	-	-	472
Total	5,047	-	-	5,047
Proved undeveloped reserves

As of December 31, 2017	10,568	-	-	10,568
As of December 31, 2018	4,929	-	-	4,929

	Turkey	Albania(1)	TBNG(2)	Total
	Gas (Mmcf)
Total proved reserves
December 31, 2016	5,212	1,411	9,037	15,660
Revisions of previous estimates	(742)	(1,411)	-	(2,153)
Sale of reserves	-	-	(8,973)	(8,973)
Sales volumes	(312)	-	(64)	(376)
December 31, 2017	4,158	-	-	4,158
Revisions of previous estimates	(1,506)	-	-	(1,506)
Sales volumes	(212)	-	-	(212)
December 31, 2018	2,440	-	-	2,440

Proved developed reserves
December 31, 2017:
Proved developed producing	1,671	-	-	1,671
Proved developed non-producing	1,206	-	-	1,206
Total	2,877	-	-	2,877
December 31, 2018:
Proved developed producing	424	-	-	424
Proved developed non-producing	1,833	-	-	1,833
Total	2,257	-	-	2,257
Proved undeveloped reserves
As of December 31, 2017	1,281	-	-	1,281
As of December 31, 2018	184	-	-	184

(1)	We classified our Albanian segment as assets and liabilities held for sale and presented the operating results within discontinued operations for all periods presented before 2018.
(2)	Consists of amounts related to our TBNG assets that were sold in February 2017.

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors. See “Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2018, our estimated proved reserves, were 10,383 Mboe, a decrease of 5,093 Mboe, or 33%, compared to 15,476 Mboe at December 31, 2017.  This decrease was primarily attributable to revisions of previously estimated recoveries from planned wells in the Selmo field following revisions to our drilling plans in light of the expiration of our Selmo production lease in 2025, which resulted in a decrease of 3,680 Mboe, and from planned wells in the Bahar field following the establishment of the oil/water contact for the Bahar field, which resulted in a decrease of 2,618 Mboe. Additionally, proved reserves decreased 1,055 Mboe for volumes sold. This decrease was partially offset by a 2,045 Mboe increase in proved reserves due to the discovery of productive pay in the Yeniev oil field.

Proved Undeveloped Reserves

At December 31, 2018, our estimated proved undeveloped reserves were 4,960 Mboe, a decrease of 5,821 Mboe, or 54%, compared to 10,781 Mboe at December 31, 2017. The decrease in proved undeveloped reserves was primarily attributable to revisions of previously estimated recoveries from planned wells in the Selmo field following revisions to our drilling plans in light of the expiration of our Selmo production lease in 2025, which resulted in a decrease of 3,680 Mboe, and from planned wells in the Bahar field following the establishment of the oil/water contact for the Bahar field, which resulted in a decrease of 2,618 Mboe. This decrease was partially offset by a 1,373 Mboe increase in proved undeveloped reserves due to the discovery of productive pay in the Yeniev oil fields. All of our proved undeveloped reserves as of December 31, 2018 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve. The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $56.0 million.

The proved undeveloped reserves assume development costs will be funded from future cash flows from operations and financing activities, which may not be sufficient or available at commercially economic terms and could impact the timing of these development activities.

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2018 and 2017 are shown in the table below.  In our calculation of Standardized Measure, we have utilized statutory tax rate of 22% for Turkey.  DeGolyer and MacNaughton did not estimate the Standardized Measure or future income tax expense.

Total
(in thousands)
As of and for the year ended December 31, 2018
Future cash inflows	$659,435
Future production costs	(122,767)
Future development costs	(56,893)
Future income tax expense	(77,533)
Future net cash flows	402,242
10% annual discount for estimated timing of cash flows	(136,085)
Standardized measure of discounted future net cash flows related to proved reserves	$266,157
As of and for the year ended December 31, 2017
Future cash inflows	$720,106
Future production costs	(144,871)
Future development costs	(163,315)
Future income tax expense	(54,409)
Future net cash flows	357,511
10% annual discount for estimated timing of cash flows	(130,378)
Standardized measure of discounted future net cash flows related to proved reserves	$227,133

Changes in the standardized measure of discounted future net cash flows

The following are the principal sources of changes in the Standardized Measure applicable to proved oil and natural gas reserves for the years ended December 31, 2018 and 2017.

	Turkey	Albania	TBNG (1)	Total
	(in thousands)
For the year ended December 31, 2018
Standardized measure, January 1,	$227,133	$-	$-	$227,133
Net change in sales and transfer prices and in production (lifting) costs related to future production	139,915	-	-	139,915
Changes in future estimated development costs	55,559	-	-	55,559
Sales and transfers of oil and natural gas during the period	(58,797)	-		(58,797)
Net change due to extensions and discoveries	72,036	-		72,036
Net change due to revisions in quantity estimates	(211,509)	-	-	(211,509)
Previously estimated development costs incurred during the period	23,285	-	-	23,285
Accretion of discount	27,955	-	-	27,955
Other	6,033		-	6,033
Net change in income taxes	(15,453)	-	-	(15,453)
Standardized measure, December 31,	$266,157	$-	$-	$266,157
For the year ended December 31, 2017
Standardized measure, January 1,	$126,538	$738	$17,658	$144,934
Net change in sales and transfer prices and in production (lifting) costs related to future production	83,470	-	-	83,470
Changes in future estimated development costs	(976)	-	-	(976)
Sales and transfers of oil and natural gas during the period	(42,830)	-	(480)	(43,310)
Net change due to sales of reserves	-	-	(17,178)	(17,178)
Net change due to revisions in quantity estimates	85,752	-	-	85,752
Previously estimated development costs incurred during the period	4,220	-	-	4,220
Accretion of discount	10,999	-	-	10,999
Other	(8,077)	(738)	-	(8,815)
Net change in income taxes	(31,963)	-	-	(31,963)
Standardized measure, December 31,	$227,133	$-	$-	$227,133

(1)	Consists of amounts related to our TBNG assets that were sold in February 2017.

Costs incurred in oil and natural gas property acquisition, exploration and development

Costs incurred in oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2018 and 2017 are summarized as follows:

Total
(in thousands)
For the year ended December 31, 2018
Exploration	$12,079
Development	11,516
Total costs incurred	$23,595
For the year ended December 31, 2017
Exploration	$11,568
Development	4,220
Total costs incurred	$15,788