Form 10-Q
period 2019-03-31
TRANSATLANTIC PETROLEUM LTD.
filed 2019-05-08
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common shares, par value $0.10	TAT	NYSE American

As of May 3, 2019, the registrant had 52,496,666 common shares outstanding.

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity, and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018. Such factors include, but are not limited to, the following: our ability to access sufficient capital to fund our operations; fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts or sale of assets; future capital requirements and the availability of financing; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; asset sales; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs or operations; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing; and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,734	$9,892
Accounts receivable, net
Oil and natural gas sales	21,852	12,912
Joint interest and other	1,061	982
Related party	898	878
Prepaid and other current assets	9,304	8,696
Note receivable - related party	–	5,828
Inventory	4,830	5,167
Total current assets	57,679	44,355
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	155,808	163,006
Unproved	15,195	15,695
Equipment and other property	13,559	14,408
	184,562	193,109
Less accumulated depreciation, depletion and amortization	(102,607)	(105,850)
Property and equipment, net	81,955	87,259
Other long-term assets:
Other assets	3,380	986
Note receivable - related party	4,609	–
Total other assets	7,989	986
Total assets	$147,623	$132,600
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,074	$3,896
Accounts payable - related party	2,667	2,922
Accrued liabilities	16,877	13,073
Derivative liability	110	–
Loans payable	21,186	22,000
Total current liabilities	46,914	41,891
Long-term liabilities:
Asset retirement obligations	4,490	4,667
Accrued liabilities	9,620	7,259
Deferred income taxes	20,531	20,314
Loans payable	15,714	–
Total long-term liabilities	50,355	32,240
Total liabilities	97,269	74,131
Commitments and contingencies
Series A preferred shares, $0.01 par value, 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of March 31, 2019 and December 31, 2018	21,300	21,300
Series A preferred shares-related party, $0.01 par value, 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of March 31, 2019 and December 31, 2018	24,750	24,750
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 52,496,666 shares and 52,413,588 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5,249	5,241
Treasury stock	(970)	(970)
Additional paid-in-capital	577,493	577,488
Accumulated other comprehensive loss	(146,247)	(142,021)
Accumulated deficit	(431,221)	(427,319)
Total shareholders' equity	4,304	12,419
Total liabilities, Series A preferred shares and shareholders' equity	$147,623	$132,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Oil and natural gas sales	$18,861	$16,661
Other	180	265
Total revenues	19,041	16,926
Costs and expenses:
Production	2,502	2,869
Transportation and processing	1,319	1,193
Exploration, abandonment and impairment	5,113	40
Seismic and other exploration	77	159
General and administrative	3,054	3,337
Depreciation, depletion and amortization	3,716	4,459
Accretion of asset retirement obligations	52	46
Total costs and expenses	15,833	12,103
Operating income (loss)	3,208	4,823
Other income (expense):
Interest and other expense	(2,478)	(2,782)
Interest and other income	174	254
Loss on derivative contracts	(110)	(725)
Foreign exchange loss	(1,273)	(2,058)
Total other expense	(3,687)	(5,311)
Loss from operations before income taxes	(479)	(488)
Income tax expense	(3,423)	(1,287)
Net loss	(3,902)	(1,775)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,226)	(2,343)
Comprehensive loss	$(8,128)	$(4,118)

Net loss per common share
Basic net loss per common share	$(0.07)	$(0.04)
Weighted average common shares outstanding	52,483	50,374
Diluted net loss per common share	$(0.07)	$(0.04)
Weighted average common and common equivalent shares outstanding	52,483	50,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity for the Three Months Ended March 31, 2019 and 2018

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	50,319	333	700	$5,032	$(970)	$575,411	$(124,766)	$(422,103)	$32,604
Expiration of warrants	-	-	(700)	-	-	-	-	-	-
Issuance of restricted stock units	64	-	-	6	-	(6)	-	-	-
Share-based compensation	-	-	-	-	-	101	-	-	101
Tax effect of restricted stock	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(2,343)	-	(2,343)
Net loss	-	-	-	-	-	-	-	(1,775)	(1,775)
Balance at March 31, 2018	50,383	333	-	$5,038	$(970)	$575,506	$(127,109)	$(423,878)	$28,587

Balance at December 31, 2018	52,413	333	–	$5,241	$(970)	$577,488	$(142,021)	$(427,319)	$12,419
Issuance of restricted stock units	83	-	-	8	-	(8)	-	-	-
Share-based compensation	-	-	-	-	-	102	-	-	102
Tax effect of restricted stock	-	-	-	-	-	(89)	-	-	(89)
Foreign currency translation adjustment	-	-	-	-	-	-	(4,226)	-	(4,226)
Net loss	-	-	-	-	-	-	-	(3,902)	(3,902)
Balance at March 31, 2019	52,496	333	-	$5,249	$(970)	$577,493	$(146,247)	$(431,221)	$4,304

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net loss	$(3,902)	$(1,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	102	101
Foreign currency loss	1,637	2,634
Loss on derivative contracts	110	725
Cash settlement on derivative contracts	–	(1,339)
Amortization on loan financing costs	10	10
Deferred income tax expense	1,769	767
Exploration, abandonment and impairment	5,113	40
Depreciation, depletion and amortization	3,716	4,459
Accretion of asset retirement obligations	52	46
Changes in operating assets and liabilities:
Accounts receivable	(10,216)	(548)
Prepaid expenses and other assets	(3,757)	(1,091)
Accounts payable and accrued liabilities	9,880	3,781
Net cash provided by operating activities	4,514	7,810
Investing activities:
Additions to oil and natural gas properties	(9,326)	(6,337)
Additions to equipment and other properties	–	(677)
Net used in provided by investing activities	(9,326)	(7,014)
Financing activities:
Tax withholding on restricted share units	(88)	–
Note receivable - related party	1,000	–
Loan proceeds	20,000	–
Loan repayment	(5,100)	(4,125)
Net cash provided by (used in) financing activities	15,812	(4,125)
Effect of exchange rate on cash flows, cash equivalents, and restricted cash	(1,018)	(716)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,982	(4,045)
Cash, cash equivalents and restricted cash, beginning of period (1)	9,892	20,431
Cash, cash equivalents and restricted cash, end of period (2)	$19,874	$16,386
Supplemental disclosures:
Cash paid for interest	$526	$3,104
Cash paid for taxes	$1,178	$657

(1)

 The beginning of period balance at December 31, 2018 includes cash and cash equivalents of $9.9 million and restricted cash of $0.1 million in other assets.  The beginning of period balance at December 31, 2017 includes cash and cash equivalents of $18.9 million and restricted cash of $1.5 million in other assets

(2)

The end of period balance at March 31, 2019 includes cash and cash equivalents of $19.7 million and restricted cash of $0.1 million in other assets. The end of period balance at March 31, 2018 includes cash and cash equivalents of $16.3 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company,” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure, and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of May 3, 2019, approximately 48% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollar (“USD”) and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in the notes to the consolidated financial statements are in USD unless otherwise indicated. The unaudited consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to fair value measurements associated with acquisitions and financial derivatives, the recoverability and impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018.

Liquidity

During the three months ended March 31, 2019, we repaid $5.1 million of outstanding debt and entered into the 2019 Term Loan with DenizBank, A.S. (“DenizBank”) for $20.0 million (see Note 7 “Loans Payable”).

As of March 31, 2019, we had $15.7 million of long-term debt, $21.2 million of short-term debt, $19.7 million in cash and a $10.8 million work capital surplus.

Based on current forecasted oil prices for 2019 and beyond, we believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements, including license obligations through June 30, 2020.

2. Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. The new standard became effective for us beginning with the first quarter of 2019. We adopted the accounting standard using a prospective transition approach, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We also made an accounting policy election to keep leases with an initial term of twelve months or less off of the consolidated balance sheet. On January 1, 2019, we also recognized $2.7 million of additional right-of-use assets and liabilities on our consolidated balance sheet.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which clarifies Topic 718, Compensation – Stock Compensation (“ASU 2017-09”), such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification and the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for fiscal years beginning after December 15, 2017.  We adopted ASU 2017-09 effective January 1, 2018.  The adoption of this update had no impact our consolidated financial statements and results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) Topic 815. The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. The Company adopted this standard effective January 1, 2019. The adoption of this update had no impact our consolidated financial statements and results of operations.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting.  This update applied the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard effective January 1, 2019. The adoption of this update had no impact on our consolidated financial statements and results of operations.

In November 2018, the FASB ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather Topic 842, Leases. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this standard will have an impact on its consolidated financial statements.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Series A Preferred Shares

Series A Preferred Shares

As of March 31, 2019 and 2018, we had 921,000 outstanding shares of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of March 31, 2019, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (See Note 13. “Related party transactions”).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three months ended March 31, 2019 and 2018, we paid $1.3 million in cash dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.

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

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	March 31, 2019	December 31, 2018
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$155,306	$162,494
Bulgaria	502	512
Total oil and natural gas properties, proved	155,808	163,006
Oil and natural gas properties, unproved:
Turkey	15,195	14,965
Bulgaria	–	730
Total oil and natural gas properties, unproved	15,195	15,695
Gross oil and natural gas properties	171,003	178,701
Accumulated depletion	(97,449)	(100,582)
Net oil and natural gas properties	$73,554	$78,119

The decline in oil and natural gas properties during the three months ended March 31, 2019 was primarily driven by the devaluation of the New Turkish Lira (“TRY”) versus the USD. From December 31, 2018 to March 31, 2019, the TRY to the USD declined 7.0%. At March 31, 2019, the exchange rate was 5.6284 as compared to 5.2609 at December 31, 2018. For the three months ended March 31, 2019, foreign currency translations reduced oil and natural gas properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At March 31, 2019 and December 31, 2018, we excluded $0.3 million and $0.5 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At March 31, 2019, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $6.9 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $51.2 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the three months ended March 31, 2019 and 2018, we recorded $5.1 million of exploratory dry-hole costs and $0.1 million of impairment of proved properties, respectively, which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of March 31, 2019, there were no exploratory well costs greater than one year.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Other equipment	$1,159	$1,240
Land	140	149
Inventory	6,323	6,791
Gas gathering system and facilities	182	194
Vehicles	317	336
Leasehold improvements, office equipment and software	5,438	5,698
Gross equipment and other property	13,559	14,408
Accumulated depreciation	(5,158)	(5,268)
Net equipment and other property	$8,401	$9,140

At March 31, 2019, in addition to the above, we have classified $4.8 million of inventory as a current asset, which represents our expected inventory consumption during the next twelve months. We classify our remaining materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At March 31, 2019 and December 31, 2018, we excluded $11.2 million and $12.0 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Asset retirement obligations at beginning of period	$4,667	$4,727
Liabilities settled	-	–
Foreign exchange change effect	(288)	(1,270)
Additions	59	1,036
Accretion expense	52	174
Asset retirement obligations at end of period	$4,490	$4,667

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

During the three months ended March 31, 2019 and 2018, we recorded accretion expense of $0.1 million and $0.1 million, respectively.

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

At March 31, 2019, we had outstanding foreign exchange derivative contracts as set forth in the tables below:

Fair Value of Foreign Exchange Derivative Instruments as of March 31, 2019

					Buy		Sell	Estimated Fair
Type	Buy/Sell	Rate	Settlement Date	Buy Currency	Currency Amount	Sell Currency	Currency Amount	Value of Asset (Liability)
								(in thousands)
FXOPT	Buy	5.750	04/29/19	TRY	8,625,000	USD	1,500,000	8
FXOPT	Sell	5.750	04/29/19	USD	2,250,000	TRY	12,937,500	(59)
FXOPT	Buy	5.750	06/03/19	TRY	8,625,000	USD	1,500,000	8
FXOPT	Sell	5.750	06/03/19	USD	2,250,000	TRY	12,937,500	(41)
FXOPT	Buy	5.750	07/01/19	TRY	8,625,000	USD	1,500,000	7
FXOPT	Sell	5.750	07/01/19	USD	2,250,000	TRY	12,937,500	(33)
Total Estimated Fair Value of Liability								$(110)

During the three months ended March 31, 2019 and 2018, we recorded a net loss on derivative contracts of $0.1 million and $0.7 million, respectively.

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at March 31, 2019, and (ii) the net recorded fair value as reflected on our consolidated balance sheet at March 31, 2019.

As of March 31, 2019
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Type of Derivative Contract	Balance Sheets	Liabilities	Sheets	Balance Sheets
(in thousands)
Foreign exchange	Current liabilities	$133	$(23)	$110
Foreign exchange	Long-term liabilities	$-	$-	$-

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	March 31,	December 31,
	2019	2018
Fixed and floating rate loans	(in thousands)
Term Loans (1)	$36,900	$22,000
Less: current portion	21,186	22,000
Long-term portion	$15,714	$–

_________________________________________________________

(1)	Includes the 2019 Term Loan, the 2018 Term Loan, and the 2017 Term Loan (each as defined below and collectively, “Term Loans”).

On August 23, 2016, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a Credit Agreement (the “Credit Agreement”) with DenizBank. The Credit Agreement is a master agreement pursuant to which DenizBank may make loans to TEMI from time to time pursuant to additional loan agreements.

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

The 2016 Term Loan was secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Yatirim ve Ticaret A.S. (“Gundem Yatirim”), and (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Selami Erdem Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2016 Term Loan. Gundem Yatirim is beneficially owned by Mr. Mitchell, his adult children, and Mr. Uras. Mr. Mitchell is our chief executive officer and chairman of our board of directors. Mr. Uras is our executive vice president, Turkey.

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

The 2017 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Yatirim, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2017 Term Loan.

At March 31, 2019, we had $9.4 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

The 2018 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Yatirim, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2018 Term Loan.

At March 31, 2019, we had $7.5 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

2019 Term Loan

On February 22, 2019, DenizBank entered into a $20.0 million term loan (the “2019 Term Loan”) with TEMI under the Credit Agreement.

The 2019 Term Loan bears interest at a fixed rate of 7.5% (plus 0.375% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2019 Term Loan has a grace period through December 2019 during which no payments are due. Thereafter, accrued interest on the 2019 Term Loan is payable monthly, and the principal on the 2019 Term Loan is payable in 14 monthly installments of $1.4 million each. The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by Petrogas, Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

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

The 2019 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Yatirim, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2019 Term Loan.

At March 31, 2019, we had $20.0 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

For the three months ended March 31, 2019 and 2018, we recorded interest expense related to the 2016, 2017 and 2018 Term Loans of $0.3 million and $0.1 million, respectively.

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank. At March 31, 2019, we had no outstanding borrowings under these lines of credit.

8. Leases

Operating leases

We lease office space in Dallas, Texas, Bulgaria and Turkey.  We also lease apartments, vehicles and operations yards in Turkey.    The terms of our lease agreements generally range from one to five years, some containing options to renew or cancel. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as an operating or financing lease. We currently do not have any financing leases.

Operating leases are included in prepaid and other current assets and other assets and accrued liabilities (current and long-term) on our consolidated balance sheet.  Lease expense for our operating leases is recognized in our consolidated statements of comprehensive (loss) income under the caption “General and administrative”.  Lease expense for our operating leases for our operations yards in Turkey is recognized in our consolidated statements of comprehensive (loss) income under the caption “Production”.

Lease right-of-use assets and lease liabilities are measured using the present value of future minimum lease payments over the lease term at commencement date. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives received. As the rate implicit in the lease is not readily determinable in our leases, we use our incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments.

For leases with an initial non-cancelable lease term of less than one year and no option to purchase, we have elected not to recognize the lease on our consolidated balance sheets and instead recognize lease payments on a straight-line basis over the lease term.

Operating lease costs were comprised of the following:

March 31, 2019
(in thousands)
Operations yards	$146
Office rent	58
Vehicles	36
Other	23
Total lease costs	$263

Future non-cancelable minimum lease payments under our operating lease commitments as of March 31, 2019 are as follows for each of the next fives years and thereafter:

March 31, 2019
(in thousands)
Remainder of 2019	$756
2020	731
2021	658
2022	648
2023	327
2024	-
Thereafter	-
Total	$3,120
Less: Imputed interest	567
Present value of lease liabilities	$2,553

As of March 31, 2019, the weighted average remaining lease term in years is 4.25 years and the weighted average discount rate used was 7.55%.

Future non-cancelable minimum lease payments under our operating lease commitments as of December 31, 2018 were as follows for each of the next five years and thereafter:

December 31, 2018
(in thousands)
2019	$963
2020	710
2021	636
2022	626
2023	316
Thereafter	-
Total	$3,251

9. Contingencies relating to production leases and exploration permits

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

In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000 in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. In November 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. In January 2019, the Bulgarian Minister of Energy filed an appeal in the Supreme Court of Cassation. We continue to vigorously defend against this claim.

As a result of the judgement of the Sofia Court of Appeal, we are currently evaluating an adjustment to our contingencies relating to production leases and exploration permits.

10. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million and $0.1 million for awards of restricted stock units (“RSUs”) for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we had approximately $0.2 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.8 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three months ended March 31, 2019 and 2018 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three months ended March 31, 2019 and 2018 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs and preferred shares, whether exercisable or not. For the three months ended March 31, 2019, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2019	2018
Net loss	$(3,902)	$(1,775)
Basic net loss earnings per common share:
Shares:
Weighted average common shares outstanding	52,483	50,374
Basic net loss per common share:	$(0.07)	$(0.04)
Diluted net loss per common share:
Shares:
Weighted average common shares outstanding	52,483	50,374
Diluted net loss per common share:	$(0.07)	$(0.04)

11. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended March 31, 2019
Total revenues	$-	$19,041	$-	$19,041
(Loss) income from operations before income taxes	(2,873)	7,616	(5,222)	(479)
Capital expenditures	$-	$9,857	$-	$9,857
For the three months ended March 31, 2018
Total revenues	$-	$16,926	$-	$16,926
(Loss) income from operations before income taxes	(3,806)	3,364	(46)	(488)
Capital expenditures	$-	$5,246	$-	$5,246
Segment assets
March 31, 2019	$11,244	$134,831	$1,548	$147,623
December 31, 2018	$8,358	$122,325	$1,917	$132,600

12. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, the European Union Euro, and the TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the USD reporting currency. At March 31, 2019, we had 1.2 million TRY (approximately $0.2 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY. At March 31, 2019, we were a party to foreign exchange derivative contracts (See Note 6. “Derivative instruments”).

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At March 31, 2019 and December 31, 2018, we were not party to any commodity derivative contracts.

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

Fair value measurements

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at March 31, 2019 and December 31, 2018, due to the short maturity of those instruments.

The following table summarizes the valuation of our financial assets and liabilities as of March 31, 2019:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Foreign exchange derivative contracts	$-	$(110)	$-	$(110)
Disclosed but not carried at fair value
Liabilities:
2019 Term Loan	-	-	(15,981)	(15,981)
2018 Term Loan	-	-	(7,014)	(7,014)
2017 Term Loan	-	-	(8,789)	(8,789)
Total	$-	$-	$(31,784)	$(31,784)

The following table summarizes the valuation of our financial assets and liabilities as of December 31, 2018:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Disclosed but not carried at fair value
Liabilities:
2018 Term Loan	-	-	(8,192)	(8,192)
2017 Term Loan	-	-	(11,938)	(11,938)
Total	$-	$-	$(20,130)	$(20,130)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. At March 31, 2019 and December 31, 2018, the fair values of the 2019 Term Loan, the 2018 Term Loan, and the 2017 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

13. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	March 31,	December 31,
	2019	2018
	(in thousands)
Related party accounts receivable:
Service Agreement	$412	$526
PSI MSA	486	352
Total related party accounts receivable	$898	$878
Related party accounts payable:
Service Agreement	$309	$372
PSI MSA	1,677	2,439
Interest payable on Series A Preferred	681	-
Other - board of directors fees	-	111
Total related party accounts payable	$2,667	$2,922

Services transactions

We are a party to a Service Agreement (as amended, the “Service Agreement”) with Longfellow Energy, LP (“Longfellow”), Viking Drilling, LLC (“Viking Drilling”), Riata Management, LLC (“Riata”), LFN Holdco LLC (“LFN”), Red Rock Minerals, LP (“RRM”), Red Rock Minerals II, LP (“RRM II”), Red Rock Advisors, LLC (“RRA”), Production Solutions International Limited (“PSIL”), and NexLube Operating, LLC (“NexLube”) and their subsidiaries (collectively, the “Riata Entities”), under which we and the Riata Entities agreed to provide technical and administrative services to each other from time to time on an as-needed basis. Under the terms of the Service Agreement, the Riata Entities agree to provide us upon our request certain computer services, payroll and benefits services, insurance administration services, and entertainment services, and we and the Riata Entities agree to provide to each other certain management consulting services, oil and natural gas services, and general accounting services (collectively, the “Services”). Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the Services rendered plus the actual cost of reasonable expenses on a monthly basis. We or any Riata Entity may terminate the Service Agreement at any time by providing advance notice of termination to the other parties.

As of March 31, 2019, we had $0.4 million of outstanding receivables and $0.3 million of outstanding payables pursuant to the Service Agreement.

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interests in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services Ltd. (“Viking Geophysical”), to a third party. As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment is owned and operated by Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSI”). PSI is beneficially owned by PSIL, which is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSI MSA”) with PSI on substantially similar terms to our then current master services agreements with Viking International, VOS, and Viking Geophysical. Pursuant to the PSI MSA, PSI performs the services on behalf of TEMI and its affiliates. On February 28, 2019, TEMI and PSI entered into an amendment (the “PSI MSA Amendment”) to the PSI MSA, pursuant to which PSI and TEMI agreed to extend the primary term of the PSI MSA to February 26, 2021, with automatic successive renewal terms of one (1) year each, unless terminated by PSI or TEMI by written notice at least sixty (60) days prior to the end of the primary term or any successive renewal term. The master services agreement with each of Viking International, VOS, and Viking Geophysical currently remain in effect.

As of March 31, 2019, we had $0.5 million of outstanding receivables and $1.7 million of outstanding payables pursuant to the PSI MSA.

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

Dalea Note and Pledge Agreement

On June 13, 2012, we closed the sale of our oilfield services business, which was substantially comprised of our wholly owned subsidiaries, Viking International and Viking Geophysical, to a joint venture owned by Dalea Partners, LP (“Dalea”) and funds advised by Abraaj Investment Management Limited for an aggregate purchase price of $168.5 million, consisting of approximately $157.0 million in cash and a $11.5 million promissory note from Dalea (the “Original Note”). The promissory note bore interest at a rate of 3.0% per annum and was guaranteed by Mr. Mitchell. The promissory note was payable five years from the date of issuance or earlier upon the occurrence of certain specified events.

On April 19, 2016, we entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell and Dalea, pursuant to which Dalea agreed to deliver an amended and restated promissory note (the “Amended Note”) in favor of us, in the principal sum of $7,964,053, which Amended Note would amend and restate that certain Promissory Note, dated June 13, 2012, made by Dalea in favor of us in the principal amount of $11.5 million (the “Original Note”). The Note Amendment Agreement reduced the principal amount of the Original Note to $7,964,053 in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania Ltd. (“TransAtlantic Albania”), our former subsidiary, to Viking International. We have indemnified a third party for any liability relating to the payment of the Account Payable.

Pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into the Amended Note, which amended and restated the Original Note that was issued in connection with our sale of our subsidiaries, Viking International and Viking Geophysical Services, to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012. In the Amended Note, we and Dalea acknowledged that (i) while the sale of Dalea’s interest in Viking Services enabled us to take the position that the Original Note was accelerated in accordance with its terms, the principal purpose of including the acceleration events in the Original Note was to ensure that certain oilfield services provided by Viking Services to us would continue to be available to us, and (ii) such services will now be provided pursuant to the PSI MSA. PSI is beneficially owned by PSIL, which is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. As a result, the Amended Note revised the events triggering acceleration of the repayment of the Original Note to the following: (i) a reduction of ownership by Dalea (and other controlled affiliates of Mr. Mitchell) of equity interest in PSI to less than 50%; (ii) the sale or transfer by Dalea or PSI of all or substantially all of its assets to any person (a “Transferee”) that does not own a controlling interest in Dalea or PSI and is not controlled by Mr. Mitchell (an “Unrelated Person”), or the subsequent transfer by any Transferee that is not an Unrelated Person of all or substantially all of its assets to an Unrelated Person; (iii) the acquisition by an Unrelated Person of more than 50% of the voting interests of Dalea or PSI; (iv) termination of the PSI MSA other than as a result of an uncured default thereunder by TEMI; (v) default by PSI under the PSI MSA, which default is not remedied within a period of 30 days after notice thereof to PSI; and (vi) insolvency or bankruptcy of PSI. The maturity date of the Amended Note was extended to June 13, 2019. The interest rate on the Amended Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell. The Amended Note contains customary events of default.

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

On February 28, 2019, we and Dalea entered into an amendment (the “Note Amendment”) to the Amended Note (as amended by the Note Amendment, the “Note”), pursuant to which Dalea and we agreed to extend the maturity date of the Note to February 26, 2021 (unless otherwise accelerated in accordance with the terms of the Note).

During the three months ended March 31, 2019, we reduced the principal amount of the Note by $1.0 million for amounts prepaid by Dalea on February 28, 2019 in conjunction with the Note Amendment and by $0.1 million for cash dividends paid on the Series A Preferred Shares.

As of March 31, 2019, the amount receivable under the Note was $4.6 million.

Pledge fee agreements

In connection with the pledge of certain Gundem real estate and Muratli real estate to DenizBank as collateral for the 2016 Term Loan, on August 31, 2016, we entered into a pledge fee agreement (the “Gundem Fee Agreement”) with Gundem Turizm Yatirim ve Isletme A.S., predecessor-in-interest to Gundem Yatirim with respect to the Gundem real estate and Muratli real estate pledged as collateral for the Term Loans (“Gundem”). Pursuant to the Gundem Fee Agreement, we pay Gundem Yatirim a fee equal to 5% per annum of the collateral value of the Gundem real estate and Muratli real estate pledged as collateral for the Term Loans. Pursuant to the Gundem Fee Agreement, the Gundem real estate has a deemed collateral value of $10.0 million and the Muratli real estate has a deemed collateral value of $5.0 million.

In connection with the pledge of the Diyarbakir real estate to DenizBank as collateral for the 2016 Term Loan, on August 31, 2016, we entered into a pledge fee agreement with Messrs. Mitchell and Uras (the “Diyarbakir Fee Agreement”) pursuant to which we pay Mr. Mitchell and Mr. Uras a fee of 5% per annum of the collateral value of the Diyarbakir real estate. Pursuant to the Diyarbakir Fee Agreement, the Diyarbakir real estate has a deemed collateral value of $5.0 million.

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Amended Note. During the three months ended March 31, 2019, we reduced the principal amount of the Amended Note by $0.1 million for amounts paid under the pledge fee agreements.

14. Subsequent Events

On April 1 and April 24, 2019, we entered into foreign exchange option and forward contracts to hedge against currency fluctuations between the TRY and USD. The option contract settlement dates are between April and July for $1.0 million at a strike price of 5.60 TRY to $1.00 USD.  The forward contracts settlement dates are between June and September for $1.5 million at a strike price of 5.87 TRY to $1.00 USD.

On April 16, 2019, we entered into a three-way costless collar with DenizBank to hedge 1,000 Bbl/day of our oil production in Turkey.  The three-way collar term begins on May 1, 2019 and extends through April 30, 2020, with a weighted average minimum price of $55.00 per barrel, a weighted average maximum price of $72.90 per barrel, and an additional call ceiling of $80.00 per barrel.

On April 17, 2019 and effective as of August 1, 2017, we and our subsidiaries and the Riata Entities entered into the Third Amendment (the “Third Amendment”) to the Service Agreement, dated August 6, 2008 and effective as of May 1, 2008, as previously amended by the Amendment, dated February 9, 2009 and effective as of October 1, 2008, and the Second Amendment, dated and effective as of March 20, 2017. The Third Amendment added and removed certain of the Riata Entities. Each of the Riata Entities is an affiliate of Mr. Mitchell.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us” or the “Company,” refer to TransAtlantic Petroleum Ltd. and its subsidiaries on a consolidated basis unless the context requires otherwise. Unless stated otherwise, all sums of money stated in this Quarterly Report on Form 10-Q are expressed in USD.

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. As of March 31, 2019, we held interests in 372,050 and 162,500 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of May 3, 2019, approximately 48% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Financial and Operational Performance Summary

The following summarizes our financial and operational performance for the first quarter of 2019:

•	We reported a $3.9 million net loss for the three months ended March 31, 2019.
•	We derived 98.4% of our oil and natural gas revenues from the production of oil and 1.6% from the production of natural gas during the three months ended March 31, 2019.
•

Total oil and natural gas sales revenues increased 13.2% to $18.9 million for the quarter ended March 31, 2019 from $16.7 million in the same period in 2018. The increase was the result of a $3.83 increase in the average price received per barrel of oil equivalent (“Boe”) and an increase in sales volumes of 17,000 barrels of oil equivalent (“Mboe”).

•	For the quarter ended March 31, 2019, we incurred $9.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $5.2 million for the quarter ended March 31, 2018.
•

As of March 31, 2019, we had $15.7 million in long-term debt, $21.2 million in short-term debt, and $46.1 million in Series A Preferred Shares as compared to no long-term debt, $22.0 million in short-term debt, and $46.1 million in Series A Preferred Shares as of December 31, 2018.

First Quarter 2019 Operational Update

During the first quarter of 2019, we spud two wells and continued workover and recompletion production optimizations in southeastern Turkey. Additionally, we re-drilled and tested one well in Bulgaria.

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

Bahar Field. We spud the Southeast Bahar-1 well in March 2019. The well was drilled to a total measured depth of 11,000 feet and encountered oil shows in the Mardin, Hazro, and Bedinan formations. We expect to begin completion operations in the second quarter of 2019.

Other. We spud the Blackeye-1 well in January 2019. The well was drilled to a total measured depth of 11,105 feet and encountered oil shows in the Hazro, Mardin, and Bedinan formations. The well was completed in the Hazro formation and put on production in the first quarter of 2019.

We have applied for conversion of the New Molla exploration license into a production lease and expect a final determination with respect to our application in the second quarter of 2019.

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

Subsequent to drilling and testing of the Yamalik-1 well, the joint venture between Valeura and Equinor announced a three-well program. In the first quarter of 2019, Valeura and Equinor announced that they drilled and cased a second well in the Thrace Basin BCGA, the Inanli-1 well. According to Valeura and Equinor, the well was drilled to a total depth of 4,885 meters and encountered 1,615 meters of high net-to-gross sandstone, which they interpreted to contain over-pressured gas. In the first quarter of 2019, Valeura and Equinor announced that they commenced completion operations for the Inanli-1 well. In the second quarter of 2019, Valeura and Equinor announced that they drilled the Devepinar-1 appraisal well to a total depth of 4,796 meters and encountered 1,066 meters of high-pressure gas saturated rock.

We expect to spud a shallow exploration well on our license in the Thrace Basin in the second quarter of 2019.

Bulgaria

We commenced the side-track and re-drilling of the Deventci R-1 well in December 2018, targeting the Ozirovu and Dolmi Dabnik formations. The well was drilled to a total depth of 16,450 feet. Although we encountered the targeted formations, tests did not indicate commercial quantities of reservoir quality rock. The well was plugged and abandoned at a cost of $5.1 million as of March 31, 2019. We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for the remainder of 2019 to range between $15.0 million and $20.0 million. We expect net field capital expenditures during the remainder of 2019 to include between $14.5 million and $19.5 million in drilling and completion expense and approximately $0.5 million in recompletion expense.

We expect that cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2019 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected remaining 2019 capital expenditure budget is subject to change.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3. Significant accounting policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Our results of operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Change
	2019	2018	2019-2018
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	269	248	21
Natural gas (Mmcf)	50	67	(17)
Total production (Mboe)	277	260	17
Average daily sales volumes (Boepd)	3,082	2,885	197
Average prices:
Oil (per Bbl)	$69.00	$65.71	$3.29
Natural gas (per Mcf)	$5.94	$5.00	$0.94
Oil equivalent (per Boe)	$68.00	$64.17	$3.83
Revenues:
Oil and natural gas sales	$18,861	$16,661	$2,200
Other	180	265	(85)
Total revenues	19,041	16,926	2,115
Costs and expenses (income):
Production	2,502	2,869	(367)
Transportation and processing	1,319	1,193	126
Exploration, abandonment and impairment	5,113	40	5,073
Seismic and other geological and geophysical	77	159	(82)
General and administrative	3,054	3,337	(283)
Depletion	3,579	4,197	(618)
Depreciation and amortization	137	262	(125)
Interest and other expense	2,478	2,782	(304)
Interest and other income	(174)	(254)	80
Foreign exchange loss	1,273	2,058	(785)
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	-	(1,339)	1,339
Change in fair value on derivative contracts	(110)	614	(724)
Total loss on derivative contracts	(110)	(725)	615
Oil and natural gas costs per Boe:
Production	$7.90	$10.28	$(2.38)
Depletion	$11.29	$14.53	$(3.24)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased to $18.9 million for the three months ended March 31, 2019 from $16.7 million for the same period in 2018. The increase was primarily due to an increase in the average realized price per Boe. Our average price received increased $3.83 per Boe to $68.00 per Boe for the three months ended March 31, 2018 from $64.17 per Boe for the same period in 2018. The increase was also due to an increase in our average daily sales volumes of 197 Boe per day (“Boepd”) for the three months ended March 31, 2019 as compared to the same period in 2018.

Production. Production expenses decreased to $2.5 million, or $7.90 per Boe, for the three months ended March 31, 2019 from $2.9 million, or $10.28 per Boe, for the same period in 2018. The decrease was primarily due to a devaluation of the TRY to the USD, as most of our production expenses are denominated in TRY.

Transportation and Processing. Transportation and processing expense increased to $1.3 million for the three months ended March 31, 2019 from $1.2 million for the same period in 2018. The increase in transportation expenses was primarily due to the increase in our average daily sales volumes 197 Boepd.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $5.1 million for the three months ended March 31, 2019 from $0.1 million for the same period in 2018. The increase was due to the exploratory dry hole write-off of the Deventci R-1 well.

General and Administrative. General and administrative expense decreased to $3.1 million for the three months ended March 31, 2019 from $3.3 million for the same period in 2018. The decrease was primarily due to a decrease in professional and accounting fees associated with the strategic transaction in 2018.

Depletion. Depletion expense decreased to $3.6 million, or $11.29 per Boe, for the three months ended March 31, 2019 from $4.2 million, or $14.53 per Boe, for the same period of 2018. The decrease was primarily due to the devaluation of the TRY to the USD.

Interest and Other Expense. Interest and other expense decreased to $2.5 million for the three months ended March 31, 2019 from $2.8 million for the same period in 2018. The decrease was due to our lower average debt balances outstanding during the three months ended March 31, 2019 versus the same period in 2018.

Foreign Exchange Loss. We recorded a foreign exchange loss of $1.3 million for the three months ended March 31, 2019 as compared to $2.1 million for the same period in 2018. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the three months ended March 31, 2019 was due to a decrease in the value of the TRY compared to the USD. From December 31, 2018 to March 31, 2019, the TRY to the USD declined 7.0%. At March 31, 2019, the exchange rate was 5.6284 as compared to 5.2609 at December 31, 2018.

Gain (Loss) on Derivative Contracts. We recorded a net loss on derivative contracts of $0.1 million for the three months ended March 31, 2019 as compared to $0.7 million for the same period in 2018. During the three months ended March 31, 2019, we recorded a $0.1 million loss to mark our currency derivative contracts to their fair value. During the same period in 2018, we recorded a $0.6 million gain to mark our commodity derivative contracts to their fair value and a $1.3 million loss on settled contracts.

Capital Expenditures

For the three months ended March 31, 2019, we incurred $9.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $5.2 million for the same period in 2018.

We expect our net field capital expenditures for the remainder of 2019 to range between $15.0 million and $20.0 million. We expect net field capital expenditures during the remainder of 2019 to include between $14.5 million and $19.5 million in drilling and completion expense and approximately $0.5 million in recompletion expense.  We expect that cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2019 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected remaining 2019 capital expenditure budget is subject to change.

Cash flows

Net cash provided by operating activities during the three months ended March 31, 2019 was $4.5 million, a decrease from net cash provided by operating activities of $7.8 million for the same period in 2018. The decrease was primarily due to an increase in our accounts receivable which was partially offset by an increase in our revenues.

Net cash used in investing activities during the three months ended March 31, 2019 was $9.3 million, an increase from net cash used in investing activities of $7.0 million for the same period in 2018. The increase was primarily due to an increase in our capital expenditures as compared to the same period in 2017.

Net cash provided by financing activities during the three months ended March 31, 2019 was $15.8 million, an increase from net cash used in financing activities of $4.1 million for the same period in 2018. The change was primarily due to an increase in our outstanding loans.

Liquidity and Capital Resources

As of March 31, 2019, we had $36.9 million of indebtedness, not including $8.7 million of trade payables, as further described below. We believe that our cash flow from operations will be sufficient to meet our normal operating requirements and to fund planned capital expenditures during the next 12 months. As of March 31, 2019, we had a working capital surplus of $10.8 million.

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

The 2016 Term Loan was secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Yatirim, and (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2016 Term Loan.

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

The 2017 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Yatirim, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2017 Term Loan.

At March 31, 2019, we had $9.4 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

The 2018 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Yatirim, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI will assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2018 Term Loan.

At March 31, 2019, we had $7.5 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

2019 Term Loan. On February 22, 2019, DenizBank entered into the 2019 Term Loan under the Credit Agreement.

The 2019 Term Loan bears interest at a fixed rate of 7.5% (plus 0.375% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2019 Term Loan had a grace period through December 2019 during which no payments are due. Thereafter, accrued interest on the 2019 Term Loan is payable monthly and the principal on the 2019 Term Loan is payable in 14 monthly installments of $1.4 million each. The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by Petrogas, Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

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

The 2019 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Yatirim, (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI will assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2019 Term Loan.

At March 31, 2019, we had $20.0 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Series A Preferred Shares. As of March 31, 2019, we had 921,000 Series A Preferred Shares outstanding. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of March 31, 2019, we had $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (See Note 3. “Series A Preferred Shares”).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

As of March 31, 2019, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the first quarter of 2019, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A.	Risk Factors

During the first quarter of 2019, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

3.5

Memorandum of Increase of Share Capital of TransAtlantic Petroleum Ltd., dated July 2017 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2019).

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

By:	/s/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

By:	/s/ MICHAEL P. HILL
Michael P. Hill Chief Accounting Officer

Date: May 8, 2019