Form 10-Q
period 2019-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2019-08-07
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34574

TRANSATLANTIC PETROLEUM LTD.

(Exact name of registrant as specified in its charter)

Bermuda	None
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16803 Dallas Parkway, Suite 200 Addison, Texas	75001
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 2, 2019, the registrant had 55,044,534 common shares outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,707	$9,892
Accounts receivable, net
Oil and natural gas sales	22,339	12,912
Joint interest and other	1,113	982
Related party	885	878
Prepaid and other current assets	11,431	8,696
Derivative asset	218	–
Note receivable - related party	–	5,828
Inventory	4,707	5,167
Total current assets	54,400	44,355
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	155,392	163,006
Unproved	17,486	15,695
Equipment and other property	12,918	14,408
	185,796	193,109
Less accumulated depreciation, depletion and amortization	(103,917)	(105,850)
Property and equipment, net	81,879	87,259
Other long-term assets:
Other assets	3,457	986
Note receivable - related party	4,451	–
Total other assets	7,908	986
Total assets	$144,187	$132,600
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,554	$3,896
Accounts payable - related party	3,007	2,922
Accrued liabilities	16,759	13,073
Derivative liability	651	–
Loans payable	19,772	22,000
Total current liabilities	46,743	41,891
Long-term liabilities:
Asset retirement obligations	4,506	4,667
Accrued liabilities	9,667	7,259
Deferred income taxes	21,845	20,314
Loans payable	11,428	–
Total long-term liabilities	47,446	32,240
Total liabilities	94,189	74,131
Commitments and contingencies
Series A preferred shares, $0.01 par value, 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of June 30, 2019 and December 31, 2018	21,300	21,300
Series A preferred shares-related party, $0.01 par value, 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of June 30, 2019 and December 31, 2018	24,750	24,750
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 52,722,966 shares and 52,413,588 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5,273	5,241
Treasury stock	(970)	(970)
Additional paid-in-capital	577,538	577,488
Accumulated other comprehensive loss	(146,663)	(142,021)
Accumulated deficit	(431,230)	(427,319)
Total shareholders' equity	3,948	12,419
Total liabilities, Series A preferred shares and shareholders' equity	$144,187	$132,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Oil and natural gas sales	$17,134	$18,100	$35,994	$34,761
Other	81	98	262	363
Total revenues	17,215	18,198	36,256	35,124
Costs and expenses:
Production	2,712	2,804	5,214	5,673
Transportation and processing	1,221	1,138	2,540	2,331
Exploration, abandonment and impairment	666	191	5,779	231
Seismic and other exploration	108	59	185	218
General and administrative	2,690	3,786	5,744	7,123
Depreciation, depletion and amortization	3,442	3,276	7,158	7,735
Accretion of asset retirement obligations	49	43	101	89
Total costs and expenses	10,888	11,297	26,721	23,400
Operating income	6,327	6,901	9,535	11,724
Other income (expense):
Interest and other expense	(2,753)	(2,091)	(5,231)	(4,873)
Interest and other income	221	377	395	631
Loss on derivative contracts	(323)	(3,141)	(433)	(3,866)
Foreign exchange loss	(115)	(1,938)	(1,388)	(3,996)
Total other expense	(2,970)	(6,793)	(6,657)	(12,104)
Income (loss) from operations before income taxes	3,357	108	2,878	(380)
Income tax expense	(3,366)	(1,114)	(6,789)	(2,401)
Net loss	(9)	(1,006)	(3,911)	(2,781)
Other comprehensive loss:
Foreign currency translation adjustment	(416)	(9,109)	(4,642)	(11,452)
Comprehensive loss	$(425)	$(10,115)	$(8,553)	$(14,233)

Net loss per common share
Basic net loss per common share	$(0.00)	$(0.02)	$(0.07)	$(0.06)
Weighted average common shares outstanding	52,529	50,420	52,506	50,397
Diluted net loss per common share	$(0.00)	$(0.02)	$(0.07)	$(0.06)
Weighted average common and common equivalent shares outstanding	52,529	50,420	52,506	50,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
Three months ended June 30, 2019	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at March 31, 2019	52,496	333	-	$5,249	$(970)	$577,493	$(146,247)	$(431,221)	$4,304
Issuance of restricted stock units	227	-	-	24	-	(24)	-	-	-
Share-based compensation	-	-	-	-	-	77	-	-	77
Tax effect of restricted stock	-	-	-	-	-	(8)	-	-	(8)
Foreign currency translation adjustment	-	-	-	-	-	-	(416)	-	(416)
Net loss	-	-	-	-	-	-	-	(9)	(9)
Balance at June 30, 2019	52,723	333	-	$5,273	$(970)	$577,538	$(146,663)	$(431,230)	$3,948
Six Months Ended June 30, 2019
Balance at December 31, 2018	52,413	333	-	$5,241	$(970)	$577,488	$(142,021)	$(427,319)	$12,419
Issuance of restricted stock units	310	-	-	32	-	(32)	-	-	-
Share-based compensation	-	-	-	-	-	179	-	-	179
Tax effect of restricted stock	-	-	-	-	-	(97)	-	-	(97)
Foreign currency translation adjustment	-	-	-	-	-	-	(4,642)	-	(4,642)
Net loss	-	-	-	-	-	-	-	(3,911)	(3,911)
Balance at June 30, 2019	52,723	333	-	$5,273	$(970)	$577,538	$(146,663)	$(431,230)	$3,948
Three months ended June 30, 2018
Balance at March 31, 2018	50,383	333	-	$5,038	$(970)	$575,506	$(127,109)	$(423,878)	$28,587
Issuance of restricted stock units	208	-	-	21	-	(21)	-	-	-
Share-based compensation	-	-	-	-	-	117	-	-	117
Tax effect of restricted stock	-	-	-	-	-	(11)	-	-	(11)
Foreign currency translation adjustment	-	-	-	-	-	-	(9,109)	-	(9,109)
Net loss	-	-	-	-	-	-	-	(1,006)	(1,006)
Balance at June 30, 2018	50,591	333	-	$5,059	$(970)	$575,591	$(136,218)	$(424,884)	$18,578
Six Months Ended June 30, 2018
Balance at December 31, 2017	50,319	333	700	$5,032	$(970)	$575,411	$(124,766)	$(422,103)	$32,604
Expiration of warrants	-	-	(700)	-	-	-	-	-	-
Issuance of restricted stock units	272	-	-	27	-	(27)	-	-	-
Share-based compensation	-	-	-	-	-	218	-	-	218
Tax effect of restricted stock	-	-	-	-	-	(11)	-	-	(11)
Foreign currency translation adjustment	-	-	-	-	-	-	(11,452)	-	(11,452)
Net loss	-	-	-	-	-	-	-	(2,781)	(2,781)
Balance at June 30, 2018	50,591	333	-	$5,059	$(970)	$575,591	$(136,218)	$(424,884)	$18,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net loss	$(3,911)	$(2,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	179	218
Foreign currency loss	3,011	6,928
Gain on derivative contracts	433	3,866
Cash settlement on derivative contracts	–	(3,199)
Amortization on loan financing costs	21	21
Deferred income tax expense	3,713	1,431
Exploration, abandonment and impairment	5,779	231
Depreciation, depletion and amortization	7,158	7,735
Accretion of asset retirement obligations	101	89
Changes in operating assets and liabilities:
Accounts receivable	(10,630)	(4,971)
Prepaid expenses and other assets	(6,205)	(4,558)
Accounts payable and accrued liabilities	10,973	7,224
Net cash provided by operating activities	10,622	12,234
Investing activities:
Additions to oil and natural gas properties	(15,538)	(10,898)
Additions to equipment and other properties	(188)	(548)
Net cash used in investing activities	(15,726)	(11,446)
Financing activities:
Tax withholding on restricted share units	(97)	(15)
Note receivable - related party	1,000	–
Loan proceeds	20,000	10,000
Loan repayment	(10,800)	(8,250)
Net cash provided by financing activities	10,103	1,735
Effect of exchange rate on cash flows, cash equivalents, and restricted cash	(1,184)	(4,104)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,815	(1,581)
Cash, cash equivalents and restricted cash, beginning of period (1)	10,032	20,431
Cash, cash equivalents and restricted cash, end of period (2)	$13,847	$18,850
Supplemental disclosures:
Cash paid for interest	$2,269	$5,236
Cash paid for taxes	$1,565	$534

(1)

The beginning of period balance at December 31, 2018 includes cash and cash equivalents of $9.9 million and restricted cash of $0.1 million in other assets.  The beginning of period balance at December 31, 2017 includes cash and cash equivalents of $18.9 million and restricted cash of $1.5 million in other assets

(2)

The end of period balance at June 30, 2019 includes cash and cash equivalents of $13.7 million and restricted cash of $0.1 million in other assets. The end of period balance at June 30, 2018 includes cash and cash equivalents of $18.7 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company,” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure, and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of August 2, 2019, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Basis of presentation

Our consolidated financial statements are expressed in U.S. Dollars (“USD”) and have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts in the notes to the consolidated financial statements are in USD unless otherwise indicated. The unaudited consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews estimates, including those related to fair value measurements associated with acquisitions and financial derivatives, the recoverability and impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

2. Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. The new standard became effective for us beginning with the first quarter of 2019. We adopted the accounting standard using a prospective transition approach, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We also made an accounting policy election to keep leases with an initial term of twelve months or less off of the consolidated balance sheet. On January 1, 2019, we recognized $2.7 million of additional right-of-use assets and liabilities on our consolidated balance sheet.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather Topic 842, Leases. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this standard will have an impact on its consolidated financial statements.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

3. Series A Preferred Shares

As of June 30, 2019 and 2018, we had 921,000 outstanding shares of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of June 30, 2019, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (See Note 13. “Related party transactions”).

Pursuant to the Certificate of Designations for the Series A Preferred Shares (the “Certificate of Designations”), each Series A Preferred Share may be converted at any time, at the option of the holder, into 45.754 common shares (which is equal to an initial conversion price of approximately $1.0928 per common share and is subject to customary adjustments for stock splits, stock dividends, recapitalizations, or other fundamental changes).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three and six months ended June 30, 2019, we accrued $1.8 million and $3.2 million, respectively, in dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of operations and comprehensive (loss) income under the caption “Interest and other expense”. Such amounts were paid in cash and in common shares. On July 2, 2019, we issued an aggregate of 2,321,568 common shares to holders of the Series A Preferred Shares as payment of the June 30, 2019 quarterly dividend on the Series A Preferred Shares (see Note 14. “Subsequent Events”).

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

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	June 30, 2019	December 31, 2018
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$154,883	$162,494
Bulgaria	509	512
Total oil and natural gas properties, proved	155,392	163,006
Oil and natural gas properties, unproved:
Turkey	17,486	14,965
Bulgaria	–	730
Total oil and natural gas properties, unproved	17,486	15,695
Gross oil and natural gas properties	172,878	178,701
Accumulated depletion	(98,704)	(100,582)
Net oil and natural gas properties	$74,174	$78,119

The decline in oil and natural gas properties during the six months ended June 30, 2019 was primarily driven by the devaluation of the New Turkish Lira (“TRY”) versus the USD. From December 31, 2018 to June 30, 2019, the TRY to the USD declined 9.4%. At June 30, 2019, the exchange rate was 5.7751 as compared to 5.2609 at December 31, 2018. For the six months ended June 30, 2019, foreign currency translations reduced oil and natural gas properties and increased accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheet.

At June 30, 2019 and December 31, 2018, we excluded $0.1 million and $0.5 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At June 30, 2019, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $5.7 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $53.3 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the three months ended June 30, 2019 and 2018, we recorded $0.7 million of exploratory dry-hole costs and $0.2 million of impairment of proved properties and exploratory well costs, respectively, which are primarily measured using Level 3 inputs.

During the six months ended June 30, 2019 and 2018, we recorded $5.8 million of exploratory dry-hole costs and $0.2 million of impairment of proved properties and exploratory well costs, respectively, which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of June 30, 2019, there were no exploratory well costs greater than one year.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Other equipment	$1,136	$1,240
Land	137	149
Inventory	5,788	6,791
Gas gathering system and facilities	178	194
Vehicles	311	336
Leasehold improvements, office equipment and software	5,368	5,698
Gross equipment and other property	12,918	14,408
Accumulated depreciation	(5,213)	(5,268)
Net equipment and other property	$7,705	$9,140

At June 30, 2019, in addition to the above, we have classified $4.7 million of inventory as a current asset, which represents our expected inventory consumption during the next twelve months. We classify our remaining materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At June 30, 2019 and December 31, 2018, we excluded $10.5 million and $12.0 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the six months ended June 30, 2019 and for the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Asset retirement obligations at beginning of period	$4,667	$4,727
Foreign exchange change effect	(371)	(1,270)
Additions	109	1,036
Accretion expense	101	174
Asset retirement obligations at end of period	$4,506	$4,667

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

Commodity price derivatives

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing.  We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of operations and comprehensive (loss) income under the caption “Loss on derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on derivative contracts.”

At June 30, 2019, we had outstanding derivative contracts with respect to our future crude oil production as set forth in the table below:

Fair Value of Commodity Derivative Instruments as of June 30, 2019

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Additional Call	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Ceiling	Value of Asset
						(in thousands)
Three-way collar	July 1, 2019 - April 30, 2020	1,000	$55.00	$72.90	$80.00	$218
Total Estimated Fair Value of Asset						$218

As of December 31, 2018, we had no outstanding derivative contracts with respect to our future crude oil production.

Foreign currency derivatives

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our foreign exchange derivative contracts are settled based upon the contract rate. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of operations and comprehensive (loss) income under the caption “Loss on derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on derivative contracts.”

At June 30, 2019, we had outstanding foreign exchange derivative contracts as set forth in the table below:

Fair Value of Foreign Exchange Derivative Instruments as of June 30, 2019

					Buy		Sell	Estimated Fair
Type	Buy/Sell	Rate	Settlement Date	Buy Currency	Currency Amount	Sell Currency	Currency Amount	Value of Asset (Liability)
								(in thousands)
FXOPT	Buy	5.750	07/01/19	TRY	8,625,000	USD	1,500,000	11
FXOPT	Sell	5.750	07/01/19	USD	2,250,000	TRY	12,937,500	(2)
FXOPT	Sell	5.750	07/01/19	TRY	8,625,000	USD	1,500,000	(11)
FXOPT	Buy	5.750	07/01/19	USD	2,250,000	TRY	12,937,500	2
FXOPT	Buy	6.030	07/01/19	TRY	9,045,000	USD	1,500,000	-
FXOPT	Sell	6.030	07/01/19	USD	2,250,000	TRY	13,567,500	(95)
FXOPT	Buy	5.870	09/03/19	USD	1,500,000	TRY	8,805,000	(52)
FXOPT	Buy	6.090	10/28/19	USD	1,400,000	TRY	8,526,000	(504)
Total Estimated Fair Value of Liability								$(651)

During the three months ended June 30, 2019 and 2018, we recorded a net loss on derivative contracts of $0.3 million and $3.1 million, respectively.  During the six months ended June 30, 2019 and 2018, we recorded a net loss on derivative contracts of $0.4 million and $3.9 million, respectively.

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at June 30, 2019, and (ii) the net recorded fair value as reflected on our consolidated balance sheet at June 30, 2019.

As of June 30, 2019
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets (Liabilities)
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Type of Derivative Contract	Balance Sheets	Assets (Liabilities)	Sheets	Balance Sheets
(in thousands)
Foreign exchange	Current liabilities	$(664)	$13	$(651)
Commodity - crude oil	Current assets	$218	$-	$218

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	June 30,	December 31,
	2019	2018
Fixed and floating rate loans	(in thousands)
Term Loans (1)	$31,200	$22,000
Less: current portion	19,772	22,000
Long-term portion	$11,428	$–

_________________________________________________________

(1)	Includes the 2019 Term Loan, the 2018 Term Loan, and the 2017 Term Loan (each as defined below and collectively, “Term Loans”).

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

At June 30, 2019, we had $6.2 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

At June 30, 2019, we had $5.0 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

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

At June 30, 2019, we had $20.0 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank. At June 30, 2019, we had no outstanding borrowings under these lines of credit.

8. Leases

Operating leases

We lease office space in Dallas, Texas, Bulgaria, and Turkey.  We also lease apartments, vehicles, and operations yards in Turkey.    The terms of our lease agreements generally range from one to five years, and some contain options to renew or cancel. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as an operating or financing lease. We currently do not have any financing leases.

Operating leases are included in prepaid and other current assets and other assets and accrued liabilities (current and long-term) on our consolidated balance sheet.  Lease expense for our operating leases is recognized in our consolidated statements of operations and comprehensive (loss) income under the caption “General and administrative”.  Lease expense for our operating leases for our operations yards in Turkey is recognized in our consolidated statements of operations and comprehensive (loss) income under the caption “Production”.

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

Operating lease costs were comprised of the following:

June 30, 2019
(in thousands)
Operations yards	$292
Office rent	115
Vehicles	70
Other	42
Total lease costs	$519

Future non-cancelable minimum lease payments under our operating lease commitments as of June 30, 2019 were as follows for each of the next five years and thereafter:

June 30, 2019
(in thousands)
Remainder of 2019	$500
2020	731
2021	658
2022	648
2023	327
2024	-
Thereafter	-
Total	$2,864
Less: Imputed interest	440
Present value of lease liabilities	$2,424

As of June 30, 2019, the weighted average remaining lease term in years is 4.0 years and the weighted average discount rate used was 7.55%.

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

10. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million for awards of restricted stock units (“RSUs”) for each of the three months ended June 30, 2019 and 2018.  We recorded share-based compensation expense of $0.2 million for awards of RSUs for each of the six months ended June 30, 2019 and 2018.

As of June 30, 2019, we had approximately $0.2 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.6 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and six months ended June 30, 2019 and 2018 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and six months ended June 30, 2019 and 2018 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs and preferred shares, whether exercisable or not. For the three and six months ended June 30, 2019, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net loss	$(9)	$(1,006)	$(3,911)	$(2,781)
Basic net loss earnings per common share:
Shares:
Weighted average common shares outstanding	52,529	50,420	52,506	50,397
Basic net loss per common share:	$(0.00)	$(0.02)	$(0.07)	$(0.06)
Diluted net loss per common share:
Shares:
Weighted average common shares outstanding	52,529	50,420	52,506	50,397
Diluted net loss per common share:	$(0.00)	$(0.02)	$(0.07)	$(0.06)

11. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended June 30, 2019
Total revenues	$-	$17,215	$-	$17,215
(Loss) income from operations before income taxes	(2,667)	6,756	(732)	3,357
Capital expenditures	$-	$5,509	$667	$6,176
For the three months ended June 30, 2018
Total revenues	$-	$18,198	$-	$18,198
(Loss) income from operations before income taxes	(4,429)	4,612	(75)	108
Capital expenditures	$-	$5,625	$-	$5,625
For the six months ended June 30, 2019
Total revenues	$-	$36,256	$-	$36,256
(Loss) income from operations before income taxes	(5,540)	14,372	(5,954)	2,878
Capital expenditures	$-	$10,728	$5,050	$15,778
For the six months ended June 30, 2018
Total revenues	$-	$35,124	$-	$35,124
(Loss) income from operations before income taxes	(8,222)	7,963	(121)	(380)
Capital expenditures	$-	$10,835	$-	$10,835
Segment assets
June 30, 2019	$6,674	$136,363	$1,150	$144,187
December 31, 2018	$8,358	$122,325	$1,917	$132,600

12. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, the European Union Euro, and the TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the USD reporting currency. At June 30, 2019, we had 1.0 million TRY (approximately $0.2 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY. At June 30, 2019, we were a party to foreign exchange derivative contracts (See Note 6. “Derivative instruments”).

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand.  At June 30, 2019, we were a party to commodity derivative contracts (See Note 6. “Derivative instruments”). At December 31, 2018, we were not party to any commodity derivative contracts.

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

Fair value measurements

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at June 30, 2019 and December 31, 2018, due to the short maturity of those instruments.

The following table summarizes the valuation of our financial assets and liabilities as of June 30, 2019:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$-	$218	$-	$218
Liabilities:
Foreign exchange derivative contracts	$-	$(651)	$-	$(651)
Disclosed but not carried at fair value
Liabilities:
2019 Term Loan	-	-	(16,651)	(16,651)
2018 Term Loan	-	-	(4,781)	(4,781)
2017 Term Loan	-	-	(5,910)	(5,910)
Total	$-	$-	$(27,342)	$(27,342)

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

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. At June 30, 2019 and December 31, 2018, the fair values of the 2019 Term Loan, the 2018 Term Loan, and the 2017 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

13. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	June 30,	December 31,
	2019	2018
	(in thousands)
Related party accounts receivable:
Service Agreement	$491	$526
PSI MSA	394	352
Total related party accounts receivable	$885	$878
Related party accounts payable:
Service Agreement	$367	$372
PSI MSA	1,569	2,439
Interest payable on Series A Preferred Shares	960	-
Other - board of directors fees	111	111
Total related party accounts payable	$3,007	$2,922

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

As of June 30, 2019, we had $0.5 million of outstanding receivables and $0.4 million of outstanding payables pursuant to the Service Agreement.

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

As of June 30, 2019, we had $0.4 million of outstanding receivables and $1.6 million of outstanding payables pursuant to the PSI MSA.

Office sublease

On August 7, 2018 and effective as of June 14, 2018, TransAtlantic USA entered into a sublease agreement (the “Sublease”) with Longfellow to lease corporate office space located at 16803 North Dallas Parkway, Addison, Texas. The Sublease was approved by the audit committee of the board of directors.

TransAtlantic USA subleases approximately 10,000 square feet of corporate office space in Addison, Texas. The initial lease term under the Sublease commenced on June 14, 2018 (the “Commencement Date”) and expires on June 30, 2020, unless earlier terminated in accordance with the Sublease. From the Commencement Date until June 30, 2019, TransAtlantic USA was required to pay monthly rent of $18,333.33 to Longfellow, plus utilities, real property taxes, and liability insurance (to the extent that TransAtlantic USA does not obtain its own liability insurance). The monthly rent increases by $416.67 for the period commencing June 30, 2019 and ending June 30, 2021.

Pursuant to the Sublease, effective as of June 14, 2018, TransAtlantic USA and Longfellow agreed to terminate the Amended and Restated Office Lease, dated June 26, 2017, by and between TransAtlantic USA and Longfellow.

Series A Preferred Shares Dividends

On July 2, 2019, we issued an aggregate of 2,321,568 common shares to holders of the Series A Preferred Shares as payment of the June 30, 2019 quarterly dividend on the Series A Preferred Shares (see Note 14. “Subsequent Events”).  Of the 2,321,568 common shares, 1,036,010 common shares were issued to Dalea, Longfellow, and the trusts of Mr. Mitchell’s four adult children.

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

In addition, pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into a pledge agreement (the “Pledge Agreement”) with Dalea, whereby Dalea pledged the $2.0 million principal amount of the Company’s 13.0% Senior Convertible Notes due 2017 (“Convertible Notes”) owned by Dalea (the “Dalea Convertible Notes”), including any future securities for which the Dalea Convertible Notes are converted or exchanged, as security for the performance of Dalea’s obligations under the Amended Note. The Pledge Agreement contains customary events of default. On November 4, 2016, Dalea exchanged $2.0 million of Convertible Notes for 40,000 Series A Preferred Shares.

On June 28, 2019, we and Dalea entered into an amendment to the Pledge Agreement, pursuant to which we and Dalea agreed that any interest payable on the Series A Preferred Shares held by Dalea and pledged under the Pledge Agreement (i) if paid in cash, will be credited first against the outstanding principal balance of the Note and, upon full repayment of the outstanding principal balance of the Note, any accrued and unpaid interest on the Note, and (ii) if paid other than in cash, will be paid to Dalea and, within five business days of such payment to Dalea, Dalea will pay $61,500 toward the principal and, upon full repayment of the outstanding principal balance of the Note, any accrued and unpaid interest on the Note.

During the six months ended June 30, 2019, we reduced the principal amount of the Note by $1.0 million for amounts prepaid by Dalea on February 28, 2019 in conjunction with the Note Amendment and by $0.1 million for cash dividends paid on the Series A Preferred Shares.

As of June 30, 2019, the amount receivable under the Note was $4.5 million.

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

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Note. During the six months ended June 30, 2019, we reduced the principal amount of the Note by $0.3 million for amounts paid under the pledge fee agreements.

14. Subsequent Events

On July 2, 2019, we issued an aggregate of 2,321,568 common shares to holders of the Series A Preferred Shares as payment of the June 30, 2019 quarterly dividend on the Series A Preferred Shares.  Each common share was issued at a value of $0.7934 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American on June 14, 2019.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. As of June 30, 2019, we held interests in 373,948 and 162,500 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of August 2, 2019, approximately 47% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Financial and Operational Performance Summary

The following summarizes our financial and operational performance for the second quarter of 2019:

•	We reported a $0.01 million net loss for the three months ended June 30, 2019.
•	We derived 98.5% of our oil and natural gas revenues from the production of oil and 1.5% from the production of natural gas during the three months ended June 30, 2019.
•

Total oil and natural gas sales revenues decreased 5.3% to $17.1 million for the quarter ended June 30, 2019 from $18.1 million in the same period in 2018. The decrease was the result of a $6.88 decrease in the average price received per barrel of oil equivalent (“Boe”) and was partially offset by an increase in sales volumes of 11,000 barrels of oil equivalent (“Mboe”).

•	For the quarter ended June 30, 2019, we incurred $6.2 million in capital expenditures, including seismic and corporate expenditures, as compared to $5.6 million for the quarter ended June 30, 2018.
•

As of June 30, 2019, we had $11.4 million in long-term debt, $19.8 million in short-term debt, and $46.1 million in Series A Preferred Shares as compared to no long-term debt, $22.0 million in short-term debt, and $46.1 million in Series A Preferred Shares as of December 31, 2018.

Second Quarter 2019 Operational Update

During the second quarter of 2019, we spud three wells and continued workover and recompletion production optimizations in southeastern Turkey.

Southeastern Turkey

Molla

Yeniev Field. Both the Yeniev-1 and West Yeniev-1 wells continue flowing naturally from the Bedinan formation with little water.

The East Yeniev-1 well was put on production in the first quarter of 2019 and completed in the Mardin formation.

In the second quarter of 2019, we drilled the Yeniev-4 well to a total measured depth of 9,520 feet targeting the Bedinan, Hazro, and Mardin formations. We successfully recovered approximately 120 feet of core from the Bedinan sandstone, which is currently undergoing analysis to assist in infill development planning and secondary recovery evaluation. We plan to commence completion operations in the third quarter of 2019.

We plan to spud the Yeniev-5 and Yeniev-6 wells in the third and fourth quarter of 2019, respectively, to test the Mardin, Hazro, and Bedinan formations. We expect to core approximately 150 feet of the Mardin formation in the Yeniev-5 well to assist in infill development planning and secondary recovery evaluation.

Bahar Field. The Southeast Bahar-1 well was drilled to a total measured depth of 11,000 feet in the second quarter of 2019. Oil shows were observed in the Bedinan and Mardin formations, and oil was swab tested from the Bedinan formation. Completion operations are currently ongoing.

We commenced drilling the Bahar-12 well in July 2019 targeting the Bedinan and Hazro formations. We successfully recovered approximately 150 feet of core from the Hazro formation and expect to core the well in the Bedinan formation to further assist in infill development planning and secondary recovery evaluation for the Bahar field.

Blackeye Field. The Blackeye-1 well continues to produce at a stable rate with low water cut from the Hazro F4 formation. We are evaluating testing additional formations within the well and drilling additional appraisal wells to develop the field.

During the second quarter of 2019, our application for conversion of the New Molla exploration license into a production lease was approved.

Pinar Field. We plan to stimulate the Pinar-1 side-track well in the third quarter of 2019. The well is currently producing commercial oil with low productivity from the Bedinan formation.

Bati-Yasince Field. In the third quarter of 2019, we plan to re-enter the Bati-Yasince-1 well and deepen the well to the Hazro formation.

Arpatepe Field. In the third quarter of 2019, we plan to recomplete the Arpatepe-2 well as a water injection well and execute the first phase of a water-flood of the Arpatepe field. Subject to the results of the initial phase, we intend to expand to full-field flooding in the future.

Selmo

During the second quarter of 2019, we have continued a recompletion, workover, and production optimization campaign in the Selmo field.

Northwestern Turkey

Thrace Basin BCGA

We continue to evaluate our prospects in the Thrace Basin’s Basin Center Gas Accumulation (“Thrace Basin BCGA”) in light of the recent exploration activity by Valeura Energy Inc. (“Valeura”) with its partner Equinor ASA (formerly Statoil ASA) (“Equinor”) on a license directly adjacent to our 120,000 net acres in the Thrace Basin of which we believe approximately 50,000 net acres (100% working interest, 87.5% net revenue interest) is in the Thrace Basin BCGA.

In the second quarter of 2019, we drilled the Karli-1 well to a total measured depth of 1,289 feet and encountered several shallow gas sand intervals. We are currently evaluating completion options.

Valeura and Equinor. According to Valeura and Equinor, in the third quarter of 2018 the Yamalik-1 well was recompleted and was flowing gas, condensate, and water. In the second quarter of 2019, Valeura and Equinor announced that they are developing a plan to re-enter the well in order to isolate a portion of the column to conduct further selective zonal flow testing.

In the first quarter of 2019, Valeura and Equinor announced that the Inanli-1 well was drilled to a total depth of 4,885 meters and encountered 1,615 meters of high net-to-gross sandstone, which they interpreted to contain over-pressured gas. According to Valeura and Equinor, completion operations are ongoing.

In the second quarter of 2019, Valeura and Equinor announced that they drilled the Devepinar-1 appraisal well to a total depth of 4,796 meters after drilling a 1,066-meter gross column of indicated over-pressured gas. According to Valeura and Equinor, the Devepinar-1 appraisal well is designed as a 20-kilometer step-out well to test the lateral extent of the Thrace Basin BCGA.

Bulgaria

We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for the remainder of 2019 to range between $10.0 million and $15.0 million. We expect net field capital expenditures during the remainder of 2019 to include between $9.0 million and $14.0 million in drilling and completion expense and approximately $1.0 million in recompletion expense.

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

Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Our results of operations for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Change
	2019	2018	2019-2018
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	253	241	12
Natural gas (Mmcf)	48	56	(8)
Total production (Mboe)	261	250	11
Average daily sales volumes (Boepd)	2,873	2,746	127
Average prices:
Oil (per Bbl)	$66.57	$74.10	$(7.53)
Natural gas (per Mcf)	$5.41	$4.84	$0.57
Oil equivalent (per Boe)	$65.54	$72.42	$(6.88)
Revenues:
Oil and natural gas sales	$17,134	$18,100	$(966)
Other	81	98	(17)
Total revenues	17,215	18,198	(983)
Costs and expenses (income):
Production	2,712	2,804	(92)
Transportation and processing	1,221	1,138	83
Exploration, abandonment and impairment	666	191	475
Seismic and other geological and geophysical	108	59	49
General and administrative	2,690	3,786	(1,096)
Depletion	3,314	3,039	275
Depreciation and amortization	128	237	(109)
Interest and other expense	2,753	2,091	662
Interest and other income	(221)	(377)	156
Foreign exchange loss	115	1,938	(1,823)
Loss on derivative contracts:
Cash settlements on derivative contracts	-	(1,860)	1,860
Change in fair value on derivative contracts	(323)	(1,281)	958
Total loss on derivative contracts	(323)	(3,141)	2,818
Oil and natural gas costs per Boe:
Production	$9.07	$9.18	$(0.11)
Depletion	$11.09	$10.64	$0.45

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased to $17.1 million for the three months ended June 30, 2019 from $18.1 million for the same period in 2018. The decrease was primarily due to a decrease in the average realized price per Boe. Our average price received decreased $6.88 per Boe to $65.54 per Boe for the three months ended June 30, 2019 from $72.42 per Boe for the same period in 2018. The decrease was partially offset due to an increase in our average daily sales volumes of 127 Boe per day (“Boepd”) for the three months ended June 30, 2019 as compared to the same period in 2018.

Production. Production expenses decreased to $2.7 million, or $9.07 per Boe, for the three months ended June 30, 2019 from $2.8 million, or $11.09 per Boe, for the same period in 2018. The decrease was primarily due to a devaluation of the TRY to the USD, as most of our production expenses are denominated in TRY.

Transportation and Processing. Transportation and processing expense increased to $1.2 million for the three months ended June 30, 2019 from $1.1 million for the same period in 2018. The increase in transportation expenses was primarily due to the increase in our average daily sales volumes of 127 Boepd.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $0.7 million for the three months ended June 30, 2019 from $0.2 million for the same period in 2018. The increase was due to the exploratory dry hole write-off of the Deventci R-1 well.

General and Administrative. General and administrative expense decreased to $2.7 million for the three months ended June 30, 2019 from $3.8 million for the same period in 2018. The decrease was primarily due to a decrease in professional and accounting fees associated with the evaluation of strategic alternatives in 2018.

Depletion. Depletion expense increased to $3.3 million, or $11.09 per Boe, for the three months ended June 30, 2019 from $3.0 million, or $10.64 per Boe, for the same period of 2018. The increase was primarily due to the increase in our average daily sales volumes of 127 Boepd and an increase to our proved properties during the three months ended June 30, 2019.

Interest and Other Expense. Interest and other expense increased to $2.7 million for the three months ended June 30, 2019 from $2.1 million for the same period in 2018. The increase was due to our higher average debt balances outstanding during the three months ended June 30, 2019 versus the same period in 2018.

Foreign Exchange Loss. We recorded a foreign exchange loss of $0.1 million for the three months ended June 30, 2019 as compared to $1.9 million for the same period in 2018. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the three months ended June 30, 2019 was due to a decrease in the value of the TRY compared to the USD. From March 31, 2019 to June 30, 2019, the TRY to the USD declined 2.3%. At June 30, 2019, the exchange rate was 5.7551 as compared to 5.6284 at March 31, 2019.

Loss on Derivative Contracts. We recorded a net loss on derivative contracts of $0.3 million for the three months ended June 30, 2019 as compared to $3.1 million for the same period in 2018. During the three months ended June 30, 2019, we recorded a $0.3 million loss to mark our currency derivative contracts to their fair value. During the same period in 2018, we recorded a $1.3 million loss to mark our commodity derivative contracts to their fair value and a $1.9 million loss on settled contracts.

Results of Operations—Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Our results of operations for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,		Change
	2019	2018	2019-2018
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	523	489	34
Natural gas (Mmcf)	98	123	(25)
Total production (Mboe)	539	510	29
Average daily sales volumes (Boepd)	2,977	2,800	177
Average prices:
Oil (per Bbl)	$67.82	$69.84	$(2.02)
Natural gas (per Mcf)	$5.68	$4.92	$0.76
Oil equivalent (per Boe)	$66.81	$68.22	$(1.41)
Revenues:
Oil and natural gas sales	$35,994	$34,761	$1,233
Other	262	363	(101)
Total revenues	36,256	35,124	1,132
Costs and expenses (income):
Production	5,214	5,673	(459)
Transportation and processing	2,540	2,331	209
Exploration, abandonment and impairment	5,779	231	5,548
Seismic and other geological and geophysical	185	218	(33)
General and administrative	5,744	7,123	(1,379)
Depletion	6,894	7,350	(456)
Depreciation and amortization	264	385	(121)
Interest and other expense	5,231	4,873	358
Interest and other income	(395)	(631)	236
Foreign exchange loss	1,388	3,996	(2,608)
Loss on derivative contracts:
Cash settlements on derivative contracts	-	(3,200)	3,200
Change in fair value on derivative contracts	(433)	(667)	234
Total loss on derivative contracts	(433)	(3,867)	3,434
Oil and natural gas costs per Boe:
Production	$8.47	$9.74	$(1.27)
Depletion	$11.20	$12.62	$(1.42)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues increased to $36.0 million for the six months ended June 30, 2019 from $34.8 million for the same period in 2018. The increase was primarily due to an increase in our average daily sales volumes of 177 Boepd for the six months ended June 30, 2019 as compared to the same period in 2018.  This was partially offset by a decrease in the average realized price per Boe. Our average price received decreased $1.41 per Boe to $66.81 per Boe for the six months ended June 30, 2019 from $68.22 per Boe for the same period in 2018.

Production. Production expenses decreased to $5.2 million, or $8.47 per Boe, for the six months ended June 30, 2019 from $5.7 million, or $9.74 per Boe, for the same period in 2018. The decrease was primarily due to a devaluation of the TRY to the USD, as most of our production expenses are denominated in TRY.

Transportation and Processing. Transportation and processing expense increased to $2.5 million for the six months ended June 30, 2019 from $2.3 million for the same period in 2018. The increase in transportation expenses was primarily due to the increase in our average daily sales volumes of 177 Boepd.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $5.8 million for the six months ended June 30, 2019 from $0.2 million for the same period in 2018. The increase was due to the exploratory dry hole write-off of the Deventci R-1 well.

General and Administrative. General and administrative expense decreased to $5.7 million for the six months ended June 30, 2019 from $7.1 million for the same period in 2018. The decrease was primarily due to a decrease in professional and accounting fees associated with the evaluation of strategic alternatives in 2018.

Depletion. Depletion expense decreased to $6.9 million, or $11.20 per Boe, for the six months ended June 30, 2019 from $7.4 million, or $12.62 per Boe, for the same period of 2018. The decrease was primarily due to the devaluation of the TRY to the USD.

Interest and Other Expense. Interest and other expense increased to $5.2 million for the six months ended June 30, 2019 from $4.9 million for the same period in 2018. The increase was due to our higher average debt balances outstanding during the six months ended June 30, 2019 versus the same period in 2018.

Foreign Exchange Loss. We recorded a foreign exchange loss of $1.4 million for the six months ended June 30, 2019 as compared to $4.0 million for the same period in 2018. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the six months ended June 30, 2019 was due to a decrease in the value of the TRY compared to the USD. From December 31, 2018 to June 30, 2019, the TRY to the USD declined 9.4%.  At June 30, 2019, the exchange rate was 5.7551 as compared to 5.2609 at December 31, 2018.

Loss on Derivative Contracts. We recorded a net loss on derivative contracts of $0.4 million for the six months ended June 30, 2019 as compared to $3.9 million for the same period in 2018. During the six months ended June 30, 2019, we recorded a $0.4 million loss to mark our currency derivative contracts to their fair value. During the same period in 2018, we recorded a $0.7 million loss to mark our commodity derivative contracts to their fair value and a $3.2 million loss on settled contracts.

Capital Expenditures

For the three months ended June 30, 2019, we incurred $6.2 million in capital expenditures, including seismic and corporate expenditures, as compared to $5.6 million for the same period in 2018.

We expect our net field capital expenditures for the remainder of 2019 to range between $10.0 million and $15.0 million. We expect net field capital expenditures during the remainder of 2019 to include between $9.0 million and $14.0 million in drilling and completion expense and approximately $1.0 million in recompletion expense.  We expect that cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2019 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected remaining 2019 capital expenditure budget is subject to change.

Cash flows

Net cash provided by operating activities during the six months ended June 30, 2019 was $10.6 million, a decrease from net cash provided by operating activities of $12.2 million for the same period in 2018. The decrease was primarily due to an increase in our accounts receivable due to early collections on our oil and natural gas receivables in December of 2018, which was partially offset by an increase in our revenues.

Net cash used in investing activities during the six months ended June 30, 2019 was $15.7 million, an increase from net cash used in investing activities of $11.4 million for the same period in 2018. The increase was primarily due to an increase in our capital expenditures as compared to the same period in 2018.

Net cash provided by financing activities during the six months ended June 30, 2019 was $10.1 million, an increase from net cash provided by financing activities of $1.7 million for the same period in 2018. The change was primarily due to an increase in our outstanding loans.

Liquidity and Capital Resources

As of June 30, 2019, we had $31.2 million of indebtedness, not including $9.6 million of trade payables, as further described below. We believe that our cash flow from operations will be sufficient to meet our normal operating requirements and to fund planned capital expenditures during the next 12 months. As of June 30, 2019, we had a working capital surplus of $7.7 million.

Outstanding Debt and Series A Preferred Shares

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

At June 30, 2019, we had $6.2 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

At June 30, 2019, we had $5.0 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

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

At June 30, 2019, we had $20.0 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Series A Preferred Shares. As of June 30, 2019, we had 921,000 Series A Preferred Shares outstanding. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of June 30, 2019, we had $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (See Note 3. “Series A Preferred Shares”).

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

As of June 30, 2019, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2019, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A.	Risk Factors

During the second quarter of 2019, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2019, we issued an aggregate of 2,321,568 common shares to holders of the Series A Preferred Shares as payment of the June 30, 2019 quarterly dividend on the Series A Preferred Shares.  Each common share was issued at a value of $0.7934 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American on June 14, 2019.

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

10.1

Third Amendment to Service Agreement, dated April 17, 2019 and effective as of August 1, 2017, by and among TransAtlantic Petroleum Ltd. and its subsidiaries and Longfellow Energy, LP, Viking Drilling, LLC, Riata Management, LLC, LFN Holdco LLC, Red Rock Minerals, LP, Red Rock Minerals II, LP, Red Rock Advisors, LLC, Production Solutions International Limited, and NexLube Operating, LLC and their subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2019, filed with the SEC on April 17, 2019).

10.2	TransAtlantic Petroleum Ltd. 2019 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 18, 2019).

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 4, 2019, filed with the SEC on June 7, 2019).

10.4

Amendment No. 1 to the Pledge Agreement, dated June 28, 2019, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2019, filed with the SEC on June 28, 2019).

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

Date: August 7, 2019