Form 10-Q
period 2019-09-30
TRANSATLANTIC PETROLEUM LTD.
filed 2019-11-12
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 8, 2019, the registrant had 57,708,698 common shares outstanding.

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity, and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018. Such factors include, but are not limited to, the following: our ability to access sufficient capital to fund our operations; fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including sanctions, armed conflicts, and actions by insurgent groups; the negotiation and closing of material contracts or sale of assets; future capital requirements and the availability of financing; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; asset sales; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs or operations; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing; and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,452	$9,892
Accounts receivable, net
Oil and natural gas sales	12,032	12,912
Joint interest and other	1,567	982
Related party	853	878
Prepaid and other current assets	12,331	8,696
Derivative asset	384	–
Note receivable - related party	–	5,828
Inventory	4,804	5,167
Total current assets	46,423	44,355
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	170,237	163,006
Unproved	14,911	15,695
Equipment and other property	13,091	14,408
	198,239	193,109
Less accumulated depreciation, depletion and amortization	(108,646)	(105,850)
Property and equipment, net	89,593	87,259
Other long-term assets:
Other assets	3,107	986
Note receivable - related party	4,150	–
Total other assets	7,257	986
Total assets	$143,273	$132,600
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,067	$3,896
Accounts payable - related party	3,552	2,922
Accrued liabilities	13,956	13,073
Derivative liability	414	–
Loans payable	18,912	22,000
Total current liabilities	42,901	41,891
Long-term liabilities:
Asset retirement obligations	4,836	4,667
Accrued liabilities	9,994	7,259
Deferred income taxes	22,720	20,314
Loans payable	7,143	–
Total long-term liabilities	44,693	32,240
Total liabilities	87,594	74,131
Commitments and contingencies
Series A preferred shares, $0.01 par value, 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of September 30, 2019 and December 31, 2018	21,300	21,300
Series A preferred shares-related party, $0.01 par value, 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of September 30, 2019 and December 31, 2018	24,750	24,750
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 57,708,698 shares and 52,413,588 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5,771	5,241
Treasury stock	(970)	(970)
Additional paid-in-capital	580,843	577,488
Accumulated other comprehensive loss	(145,855)	(142,021)
Accumulated deficit	(430,160)	(427,319)
Total shareholders' equity	9,629	12,419
Total liabilities, Series A preferred shares and shareholders' equity	$143,273	$132,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil and natural gas sales	$14,543	$20,098	$50,537	$54,859
Other	110	42	372	405
Total revenues	14,653	20,140	50,909	55,264
Costs and expenses:
Production	3,162	2,307	8,376	7,980
Transportation and processing	1,262	1,054	3,802	3,385
Exploration, abandonment and impairment	488	162	6,267	393
Seismic and other exploration	48	122	233	340
General and administrative	2,503	2,539	8,247	9,662
Depreciation, depletion and amortization	3,021	2,938	10,179	10,673
Accretion of asset retirement obligations	56	35	157	124
Total costs and expenses	10,540	9,157	37,261	32,557
Operating income	4,113	10,983	13,648	22,707
Other income (expense):
Interest and other expense	(2,780)	(2,776)	(8,011)	(7,649)
Interest and other income	381	211	776	842
Gain (loss) on derivative contracts	403	(1,290)	(30)	(5,156)
Foreign exchange loss	(797)	(2,991)	(2,185)	(6,987)
Total other expense	(2,793)	(6,846)	(9,450)	(18,950)
Income from operations before income taxes	1,320	4,137	4,198	3,757
Income tax expense	(250)	(5,857)	(7,039)	(8,258)
Net income (loss)	1,070	(1,720)	(2,841)	(4,501)
Other comprehensive income (loss):
Foreign currency translation adjustment	808	(11,765)	(3,834)	(23,217)
Comprehensive income (loss)	$1,878	$(13,485)	$(6,675)	$(27,718)

Net income (loss) per common share
Basic net income (loss) per common share	$0.02	$(0.03)	$(0.05)	$(0.09)
Weighted average common shares outstanding	57,680	50,597	54,249	50,465
Diluted net income (loss) per common share	$0.02	$(0.03)	$(0.05)	$(0.09)
Weighted average common and common equivalent shares outstanding	57,680	50,597	54,249	50,465

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
Three months ended September 30, 2019	Shares	Shares	Warrants	Shares	Stock	Capital	Loss	Deficit	Equity
Balance at June 30, 2019	52,723	333	-	$5,273	$(970)	$577,538	$(146,663)	$(431,230)	$3,948
Issuance of common shares	4,986			498		3,186			3,684
Issuance of restricted stock units	-	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	-	119	-	-	119
Tax effect of restricted stock	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	808	-	808
Net income	-	-	-	-	-	-	-	1,070	1,070
Balance at September 30, 2019	57,709	333	-	$5,771	$(970)	$580,843	$(145,855)	$(430,160)	$9,629
Nine months ended September 30, 2019
Balance at December 31, 2018	52,413	333	-	$5,241	$(970)	$577,488	$(142,021)	$(427,319)	$12,419
Issuance of common shares	4,986			498		3,186			3,684
Issuance of restricted stock units	310	-	-	32	-	(32)	-	-	-
Share-based compensation	-	-	-	-	-	298	-	-	298
Tax effect of restricted stock	-	-	-	-	-	(97)	-	-	(97)
Foreign currency translation adjustment	-	-	-	-	-		(3,834)	-	(3,834)
Net loss	-	-	-	-	-	-	-	(2,841)	(2,841)
Balance at September 30, 2019	57,709	333	-	$5,771	$(970)	$580,843	$(145,855)	$(430,160)	$9,629
Three months ended September 30, 2018
Balance at June 30, 2018	50,591	333	-	$5,059	$(970)	$575,591	$(136,218)	$(424,884)	$18,578
Issuance of restricted stock units	14	-	-	1	-	(1)	-	-	-
Share-based compensation	-	-	-	-	-	122	-	-	122
Tax effect of restricted stock	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(11,765)	-	(11,765)
Net loss	-	-	-	-	-	-	-	(1,720)	(1,720)
Balance at September 30, 2018	50,605	333	-	$5,060	$(970)	$575,712	$(147,983)	$(426,604)	$5,215
Nine Months Ended September 30, 2018
Balance at December 31, 2017	50,319	333	700	$5,032	$(970)	$575,411	$(124,766)	$(422,103)	$32,604
Expiration of warrants	-	-	(700)	-	-	-	-	-	-
Issuance of restricted stock units	286	-	-	28	-	(28)	-	-	-
Share-based compensation	-	-	-	-	-	340	-	-	340
Tax effect of restricted stock	-	-	-	-	-	(11)	-	-	(11)
Foreign currency translation adjustment	-	-	-	-	-	-	(23,217)	-	(23,217)
Net loss	-	-	-	-	-	-	-	(4,501)	(4,501)
Balance at September 30, 2018	50,605	333	-	$5,060	$(970)	$575,712	$(147,983)	$(426,604)	$5,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net loss	$(2,841)	$(4,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	298	340
Foreign currency loss	1,776	20,748
Interest on Series A Preferred Shares paid in common shares	3,684	–
Loss on derivative contracts	30	5,156
Cash settlement on derivative contracts	–	(3,710)
Amortization on loan financing costs	31	31
Deferred income tax expense	4,396	5,577
Exploration, abandonment and impairment	6,267	393
Depreciation, depletion and amortization	10,179	10,673
Accretion of asset retirement obligations	157	124
Changes in operating assets and liabilities:
Accounts receivable	172	(14,920)
Prepaid expenses and other assets	(6,567)	(6,831)
Accounts payable and accrued liabilities	8,122	12,136
Net cash provided by operating activities	25,704	25,216
Investing activities:
Additions to oil and natural gas properties	(24,847)	(17,708)
Additions to equipment and other properties	(341)	(3,254)
Net cash used in investing activities	(25,188)	(20,962)
Financing activities:
Tax withholding on restricted share units	(97)	(15)
Note receivable - related party	1,000	–
Loan proceeds	20,605	10,000
Loan repayment	(16,550)	(12,425)
Net cash provided by (used in) financing activities	4,958	(2,440)
Effect of exchange rate on cash flows, cash equivalents, and restricted cash	(914)	(8,535)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,560	(6,721)
Cash, cash equivalents and restricted cash, beginning of period (1)	10,032	20,432
Cash, cash equivalents and restricted cash, end of period (2)	$14,592	$13,711
Supplemental disclosures:
Cash paid for interest	$3,387	$7,333
Cash paid for taxes	$2,988	$2,847

(1)

The beginning of period balance at December 31, 2018 includes cash and cash equivalents of $9.9 million and restricted cash of $0.1 million in other assets.  The beginning of period balance at December 31, 2017 includes cash and cash equivalents of $18.9 million and restricted cash of $1.5 million in other assets

(2)

The end of period balance at September 30, 2019 includes cash and cash equivalents of $14.5 million and restricted cash of $0.1 million in other assets. The end of period balance at September 30, 2018 includes cash and cash equivalents of $13.6 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company,” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure, and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of November 8, 2019, approximately 46% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

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

2. Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. The new standard became effective for us beginning with the first quarter of 2019. We adopted the accounting standard using a prospective transition approach, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We also made an accounting policy election to keep leases with an initial term of twelve months or less off of the consolidated balance sheet. On January 1, 2019, we recognized $2.7 million of additional right-of-use assets and liabilities on our consolidated balance sheets.

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

3. Series A Preferred Shares

As of September 30, 2019 and 2018, we had 921,000 outstanding shares of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of September 30, 2019, there were $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (See Note 13. “Related party transactions”).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is

12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three and nine months ended September 30, 2019, we accrued $1.8 million and $5.1 million, respectively, in dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of operations and comprehensive (loss) income under the caption “Interest and other expense”. Such amounts were paid in cash and in common shares. On July 2, 2019, we issued an aggregate of 2,321,568 common shares to holders of the Series A Preferred Shares as payment of the June 30, 2019 quarterly dividend on the Series A Preferred Shares, and on September 30, 2019, we issued an aggregate of 2,664,164 common shares to holders of the Series A Preferred Shares as payment of the September 30, 2019 quarterly dividend on the Series A Preferred Shares.

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

4. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	September 30, 2019	December 31, 2018
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$169,758	$162,494
Bulgaria	479	512
Total oil and natural gas properties, proved	170,237	163,006
Oil and natural gas properties, unproved:
Turkey	14,911	14,965
Bulgaria	–	730
Total oil and natural gas properties, unproved	14,911	15,695
Gross oil and natural gas properties	185,148	178,701
Accumulated depletion	(103,235)	(100,582)
Net oil and natural gas properties	$81,913	$78,119

At September 30, 2019 there were no amounts excluded from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.  At December 31, 2018, we excluded $0.5 million, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At September 30, 2019, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $5.5 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $63.8 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the three months ended September 30, 2019 and 2018, we recorded $0.5 million of exploratory dry-hole costs and $0.2 million of impairment of proved properties and exploratory well costs, respectively, which are primarily measured using Level 3 inputs.

During the nine months ended September 30, 2019 and 2018, we recorded $6.3 million of exploratory dry-hole costs and $0.4 million of impairment of proved properties and exploratory well costs, respectively, which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of September 30, 2019, and December 31, 2018 there were no exploratory well costs greater than one year.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Other equipment	$1,176	$1,240
Land	139	149
Inventory	5,858	6,791
Gas gathering system and facilities	181	194
Vehicles	316	336
Leasehold improvements, office equipment and software	5,421	5,698
Gross equipment and other property	13,091	14,408
Accumulated depreciation	(5,411)	(5,268)
Net equipment and other property	$7,680	$9,140

At September 30, 2019, and December 31, 2018, in addition to the above, we have classified $4.8 million and $5.2 million, respectively, of inventory as a current asset, which represents our expected inventory consumption during the next twelve months. We classify our remaining materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At September 30, 2019 and December 31, 2018, we excluded $11.7 million and $12.0 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

5. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Asset retirement obligations at beginning of period	$4,667	$4,727
Foreign exchange change effect	(320)	(1,270)
Additions	332	1,036
Accretion expense	157	174
Asset retirement obligations at end of period	$4,836	$4,667

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

Commodity price derivatives

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing.  We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of operations and comprehensive (loss) income under the caption “Gain (loss) on derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on derivative contracts.”

At September 30, 2019, we had outstanding derivative contracts with respect to our future crude oil production as set forth in the table below:

Fair Value of Commodity Derivative Instruments as of September 30, 2019

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Additional Call	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Ceiling	Value of Asset
						(in thousands)
Three-way collar	October 1, 2019 - April 30, 2020	1,000	$55.00	$72.90	$80.00	$384
Total estimated fair value of asset						$384

As of December 31, 2018, we had no outstanding derivative contracts with respect to our future crude oil production.

Foreign currency derivatives

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our foreign exchange derivative contracts are settled based upon the contract rate. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of operations and comprehensive (loss) income under the caption “Gain (loss) on derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on derivative contracts.”

At September 30, 2019, we had outstanding foreign exchange derivative contracts as set forth in the table below:

Fair Value of Foreign Exchange Derivative Instruments as of September 30, 2019

					Buy		Sell	Estimated Fair
Type	Buy/Sell	Rate	Settlement Date	Buy Currency	Currency Amount	Sell Currency	Currency Amount	Value of Asset (Liability)
								(in thousands)

FXOPT	Buy	6.090	10/28/19	USD	1,400,000	TRY	8,526,000	(414)
Total estimated fair value of liability								$(414)

During the three months ended September 30, 2019 and 2018, we recorded a net gain on derivative contracts of $0.4 million and a net loss of $1.3 million, respectively.  During the nine months ended September 30, 2019 and 2018, we recorded a net loss on derivative contracts of $0.03 million and $5.2 million, respectively.

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at September 30, 2019, and (ii) the net recorded fair value as reflected on our consolidated balance sheet at September 30, 2019.

As of September 30, 2019
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets (Liabilities)
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Type of Derivative Contract	Balance Sheets	Assets (Liabilities)	Sheets	Balance Sheets
(in thousands)
Foreign exchange	Current liabilities	$(414)	$-	$(414)
Commodity - crude oil	Current assets	$384	$-	$384

As of December 31, 2018, we had no outstanding derivative contracts with respect to foreign exchange.

7. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	September 30,	December 31,
	2019	2018
Fixed and Floating Rate Loans	(in thousands)
Term Loans (1)	$25,450	$22,000
Unsecured line of credit	605	-
Less: current portion	18,912	22,000
Long-term portion	$7,143	$–

_________________________________________________________

(1)	Includes the 2019 Term Loan, the 2018 Term Loan, and the 2017 Term Loan (each as defined below and collectively, “Term Loans”).

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

At September 30, 2019, we had $3.2 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

At September 30, 2019, we had $2.3 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

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

At September 30, 2019, we had $20.0 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank. At September 30, 2019, we had $0.6 million outstanding borrowings under these lines of credit.

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

Operating lease costs were comprised of the following:

September 30, 2019
(in thousands)
Operations yards	$439
Office rent	176
Vehicles	103
Other	62
Total lease costs	$780

Future non-cancelable minimum lease payments under our operating lease commitments as of September 30, 2019 were as follows for each of the next five years and thereafter:

September 30, 2019
(in thousands)
Remainder of 2019	$276
2020	731
2021	658
2022	648
2023	327
2024	-
Thereafter	-
Total	$2,640
Less: Imputed interest	348
Present value of lease liabilities	$2,292

As of September 30, 2019, the weighted average remaining lease term in years is 3.8 years and the weighted average discount rate used was 7.6%.

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

10. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million for awards of restricted stock units (“RSUs”) for each of the three months ended September 30, 2019 and 2018.  We recorded share-based compensation expense of $0.3 million for awards of RSUs for each of the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, we had approximately $0.6 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.4 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and nine months ended September 30, 2019 and 2018 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs and preferred shares, whether exercisable or not. For the three and nine months ended September 30, 2019, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss)	$1,070	$(1,720)	$(2,841)	$(4,501)
Basic net income (loss) earnings per common share:
Shares:
Weighted average common shares outstanding	57,680	50,597	54,249	50,465
Basic net income (loss) per common share:	$0.02	$(0.03)	$(0.05)	$(0.09)
Diluted net income (loss) per common share:
Shares:
Weighted average common shares outstanding	57,680	50,597	54,249	50,465
Diluted net income (loss) per common share:	$0.02	$(0.03)	$(0.05)	$(0.09)

11. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended September 30, 2019
Total revenues	$-	$14,653	$-	$14,653
(Loss) income from operations before income taxes	(3,984)	5,932	(628)	1,320
Capital expenditures	$-	$9,696	$487	$10,183
For the three months ended September 30, 2018
Total revenues	$-	$20,140	$-	$20,140
(Loss) income from operations before income taxes	(2,995)	7,184	(52)	4,137
Capital expenditures	$-	$6,087	$-	$6,087
For the nine months ended September 30, 2019
Total revenues	$-	$50,909	$-	$50,909
(Loss) income from operations before income taxes	(9,524)	20,304	(6,582)	4,198
Capital expenditures	$-	$20,424	$5,537	$25,961
For the nine months ended September 30, 2018
Total revenues	$-	$55,264	$-	$55,264
(Loss) income from operations before income taxes	(11,230)	15,160	(173)	3,757
Capital expenditures	$-	$17,708	$-	$17,708
Segment assets
September 30, 2019	$8,842	$133,806	$625	$143,273
December 31, 2018	$8,358	$122,325	$1,917	$132,600

12. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, the European Union Euro, and the TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the USD reporting currency. At September 30, 2019, we had 38.0 million TRY (approximately $6.7 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY. At September 30, 2019, we were a party to foreign exchange derivative contracts (See Note 6. “Derivative instruments”).

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand.  At September 30, 2019, we were a party to commodity derivative contracts (See Note 6. “Derivative instruments”). At December 31, 2018, we were not party to any commodity derivative contracts.

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

Fair value measurements

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at September 30, 2019 and December 31, 2018, due to the short maturity of those instruments.

The following table summarizes the valuation of our financial assets and liabilities as of September 30, 2019:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets:
Commodity derivative contracts	$-	$384	$-	$384
Liabilities:
Foreign exchange derivative contracts	$-	$(414)	$-	$(414)
Disclosed but not carried at fair value
Liabilities:
2019 Term Loan	-	-	(17,349)	(17,349)
2018 Term Loan	-	-	(2,189)	(2,189)
2017 Term Loan	-	-	(3,116)	(3,116)
Total	$-	$-	$(22,654)	$(22,654)

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

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. At September 30, 2019 and December 31, 2018, the fair values of the 2019 Term Loan, the 2018 Term Loan, and the 2017 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

13. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	September 30,	December 31,
	2019	2018
	(in thousands)
Related party accounts receivable:
Service Agreement	$381	$526
PSI MSA	472	352
Total related party accounts receivable	$853	$878
Related party accounts payable:
Service Agreement	$127	$372
PSI MSA	3,425	2,439
Other - board of directors fees	-	111
Total related party accounts payable	$3,552	$2,922

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

As of September 30, 2019, we had $0.4 million of outstanding receivables and $0.1 million of outstanding payables pursuant to the Service Agreement.

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interests in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services Ltd. (“Viking Geophysical”), to a third party. As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover, and similar services, which equipment is owned and operated by Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSI”). PSI is beneficially owned by PSIL, which is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSI MSA”) with PSI on substantially similar terms to our then current master services agreements with Viking International, VOS, and Viking Geophysical. Pursuant to the PSI MSA, PSI performs the services on behalf of TEMI and its affiliates. On February 28, 2019, TEMI and PSI entered into an amendment (the “PSI MSA Amendment”) to the PSI MSA, pursuant to which PSI and TEMI agreed to extend the primary term of the PSI MSA to February 26, 2021, with automatic successive renewal terms of one (1) year each, unless terminated by PSI or TEMI by written notice at least sixty (60) days prior to the end of the primary term or any successive renewal term. The master services agreement with each of Viking International, VOS, and Viking Geophysical currently remain in effect.

As of September 30, 2019, we had $0.5 million of outstanding receivables and $3.4 million of outstanding payables pursuant to the PSI MSA.

Office sublease

On August 7, 2018 and effective as of June 14, 2018, TransAtlantic USA entered into a sublease agreement (the “Sublease”) with Longfellow to lease corporate office space located at 16803 North Dallas Parkway, Addison, Texas. The Sublease was approved by the audit committee of the board of directors.

TransAtlantic USA subleases approximately 10,000 square feet of corporate office space in Addison, Texas. The initial lease term under the Sublease commenced on June 14, 2018 (the “Commencement Date”) and expires on June 30, 2020, unless earlier terminated in accordance with the Sublease. From the Commencement Date until June 30, 2019, TransAtlantic USA was required to pay monthly rent of $18,333.33 to Longfellow, plus utilities, real property taxes, and liability insurance (to the extent that TransAtlantic USA does not obtain its own liability insurance). The monthly rent increased by $416.67 for the period commencing June 30, 2019 and ending June 30, 2021.

Pursuant to the Sublease, effective as of June 14, 2018, TransAtlantic USA and Longfellow agreed to terminate the Amended and Restated Office Lease, dated June 26, 2017, by and between TransAtlantic USA and Longfellow.

Series A Preferred Shares Dividends

During the nine months ended September 30, 2019, we issued an aggregate of 4,985,732 common shares to holders of the Series A Preferred Shares as payment of the June 30, 2019 and September 30, 2019 quarterly dividends on the Series A Preferred Shares. Of the 4,985,732 common shares, 2,224,903 common shares were issued to Dalea Partners, LP (“Dalea”), Longfellow, and the trusts of Mr. Mitchell’s four adult children.

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

During the nine months ended September 30, 2019, we reduced the principal amount of the Note by $1.0 million for amounts prepaid by Dalea on February 28, 2019 in conjunction with the Note Amendment and by $0.2 million as a result of dividends paid on the Series A Preferred Shares.

As of September 30, 2019, the amount receivable under the Note was $4.2 million.

Pledge fee agreements

In connection with the pledge of certain Gundem real estate and Muratli real estate to DenizBank as collateral, on August 31, 2016, we entered into a pledge fee agreement (the “Gundem Fee Agreement”) with Gundem Turizm Yatirim ve Isletme A.S., predecessor-in-interest to Gundem Yatirim with respect to the Gundem real estate and Muratli real estate pledged as collateral for the Term Loans (“Gundem”). Pursuant to the Gundem Fee Agreement, we pay Gundem Yatirim a fee equal to 5% per annum of the collateral value of the Gundem real estate and Muratli real estate pledged as collateral for the Term Loans. Pursuant to the Gundem Fee Agreement, the Gundem real estate has a deemed collateral value of $10.0 million and the Muratli real estate has a deemed collateral value of $5.0 million.

In connection with the pledge of the Diyarbakir real estate to DenizBank as collateral, on August 31, 2016, we entered into a pledge fee agreement with Messrs. Mitchell and Uras (the “Diyarbakir Fee Agreement”) pursuant to which we pay Mr. Mitchell and Mr. Uras a fee of 5% per annum of the collateral value of the Diyarbakir real estate. Pursuant to the Diyarbakir Fee Agreement, the Diyarbakir real estate has a deemed collateral value of $5.0 million.

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Note. During the nine months ended September 30, 2019, we reduced the principal amount of the Note by $0.5 million for amounts paid under the pledge fee agreements.

14. Subsequent Events

On October 17, 2019, we entered into foreign exchange option and forward contracts to hedge against currency fluctuations between the TRY and USD. The forward contract settlement date was October 31, 2019, and we had an unrealized a loss of $0.1 million. The option contract settlement dates are December 3 and December 30, 2019 for $1.0 million at a strike price of 5.935 TRY to $1.00 USD.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure, and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. As of September 30, 2019, we held interests in 373,948 and 162,500 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of November 8, 2019, approximately 46% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Financial and Operational Performance Summary

The following summarizes our financial and operational performance for the third quarter of 2019:

•	We reported $1.1 million of net income for the three months ended September 30, 2019.
•	We derived 98.3% of our oil and natural gas revenues from the production of oil and 1.7 % from the production of natural gas during the three months ended September 30, 2019.
•

Total oil and natural gas sales revenues decreased 27.6 % to $14.5 million for the quarter ended September 30, 2019 from $20.1 million in the same period in 2018. The decrease was the result of a $15.52 decrease in the average price received per barrel of oil equivalent (“Boe”) and a decrease in sales volumes of 23,000 barrels of oil equivalent (“Mboe”).

•

For the quarter ended September 30, 2019, we incurred $10.2 million in capital expenditures, including seismic and corporate expenditures, as compared to $6.1 million for the quarter ended September 30, 2018.

•

As of September 30, 2019, we had $7.1 million in long-term debt, $18.9 million in short-term debt, and $46.1 million in Series A Preferred Shares as compared to no long-term debt, $22.0 million in short-term debt, and $46.1 million in Series A Preferred Shares as of December 31, 2018.

Third Quarter 2019 Operational Update

During the third quarter of 2019, we spud two wells and continued workover and recompletion production optimizations in southeastern Turkey.

Southeastern Turkey

Molla

Yeniev Field. In the third quarter of 2019, completion operations continued on the Yeniev-4 well, which had been drilled to a total measured depth of 9,520 feet targeting the Bedinan, Hazro, and Mardin formations. We successfully recovered 84 feet of core from the Bedinan sandstone, which is currently undergoing analysis to assist in infill development planning and secondary recovery evaluation. The well was completed naturally in the lower Bedinan sandstone with an unstimulated initial production rate of 167 barrels of oil per day (“Bopd”).

In the third quarter of 2019, we drilled the Yeniev-5 well to a total measured depth of 7,060 feet targeting the Mardin formation. We successfully recovered 159 feet of core from two intervals within the Mardin, both of which showed live streaming oil on the cores. Completion operations are ongoing.

In October 2019, we drilled the Yeniev-6 well to a total measured depth of 9,650 feet, targeting the Mardin and Bedinan formations. Completion operations are ongoing.

The West Yeniev-1 well underwent production optimization with the installation of artificial lift in the third quarter of 2019. Production increased to 173 Bopd from 104 Bopd when the well was flowing naturally. Further production optimization is planned in the fourth quarter of 2019 with the goal of further increasing production.

Bahar Field. We drilled the Bahar-12 well in the third quarter of 2019, targeting the Bedinan and Hazro formations. A three-stage Bedinan stimulation was executed. The well had an initial production rate of 382 Bopd flowing naturally. We successfully recovered a total of 274 feet of core from intervals within the Bedinan and Hazro formations. We intend to analyze the cores to assist in optimizing reservoir development.

Bati-Yasince Field. In the third quarter of 2019, we reentered the Bati-Yasince-1 well, targeting the Hazro formation. We drilled the well to a total measured depth of 8,628 feet. Completion operations are ongoing.

Arpatepe Field. In the third quarter of 2019, we engaged in technical design and planning of a water-flood of the Arpatepe field. Following completion of the design and planning, we plan to recomplete the Arpatepe-2 well as a water injection well and execute the first phase of the water-flood.

Selmo

During the third quarter of 2019, we continued recompletion, workover, and production optimization operations in the Selmo field.

Northwestern Turkey

Thrace Basin BCGA

We continue to evaluate our prospects in the Thrace Basin’s Basin Center Gas Accumulation (“Thrace Basin BCGA”) in light of the recent exploration activity by Valeura Energy Inc. with its partner Equinor ASA (formerly Statoil ASA) on a license directly adjacent to our 120,000 net acres in the Thrace Basin of which we believe approximately 50,000 net acres (100% working interest, 87.5% net revenue interest) is in the Thrace Basin BCGA.

In the second quarter of 2019, we drilled the Karli-1 well to a total measured depth of 1,289 feet and encountered several shallow gas sand intervals. While the shallow gas horizon proved non-productive, the well is strategically positioned to test our Thrace Basin BCGA acreage.

Bulgaria

We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for the remainder of 2019 to range between $2.5 million and $5.0 million for drilling and completion expenses.

We expect that cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2019 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected remaining 2019 capital expenditure budget is subject to change.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in Note 3. “Significant accounting policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Our results of operations for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Change
	2019	2018	2019-2018
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	237	261	(24)
Natural gas (Mmcf)	47	45	2
Total production (Mboe)	245	268	(23)
Average daily sales volumes (Boepd)	2,662	2,917	(255)
Average prices:
Oil (per Bbl)	$60.12	$76.32	$(16.20)
Natural gas (per Mcf)	$6.18	$4.23	$1.95
Oil equivalent (per Boe)	$59.37	$74.89	$(15.52)
Revenues:
Oil and natural gas sales	$14,543	$20,098	$(5,555)
Other	110	42	68
Total revenues	14,653	20,140	(5,487)
Costs and expenses (income):
Production	3,162	2,307	855
Transportation and processing	1,262	1,054	208
Exploration, abandonment and impairment	488	162	326
Seismic and other geological and geophysical	48	122	(74)
General and administrative	2,503	2,539	(36)
Depletion	2,885	2,800	85
Depreciation and amortization	136	138	(2)
Interest and other expense	2,780	2,776	4
Interest and other income	(381)	(211)	(170)
Foreign exchange loss	797	2,991	(2,194)
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	-	(510)	510
Change in fair value on derivative contracts	403	(780)	1,183
Total gain (loss) on derivative contracts	403	(1,290)	1,693
Oil and natural gas costs per Boe:
Production	$11.30	$7.52	$3.78
Depletion	$10.31	$9.13	$1.18

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased to $14.5 million for the three months ended September 30, 2019 from $20.1 million for the same period in 2018. The decrease was primarily due to a decrease in the average realized price per Boe and a decrease in the average daily sales volumes. Our average price received decreased $15.52 per Boe to $59.37 per Boe for the three months ended September 30, 2019 from $74.89 per Boe for the same period in 2018. Our average daily sales volumes decreased 255 Boe per day (“Boepd”) for the three months ended September 30, 2019 as compared to the same period in 2018.

Production. Production expenses increased to $3.2 million, or $11.30 per Boe, for the three months ended September 30, 2019 from $2.3 million, or $7.52 per Boe for the same period in 2018. The increase was primarily due to increased costs for electricity, rental equipment, and diesel fuel consumption associated with new wells on production and the devaluation of the TRY as compared to the same period in 2018.

Transportation and Processing. Transportation and processing expense increased to $1.3 million for the three months ended September 30, 2019 from $1.1 million for the same period in 2018. The increase in transportation expenses was primarily due to an increase in the service cost per barrel as compared to the same period in 2018.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $0.5 million for the three months ended September 30, 2019 from $0.2 million for the same period in 2018. The increase was due to the exploratory dry hole write-off of the Deventci R-1 well.

General and Administrative. General and administrative expense was flat at $2.5 million for each of the three months ended September 30, 2019 and 2018.

Depletion. Depletion expense increased to $2.9 million, or $10.31 per Boe, for the three months ended September 30, 2019 from $2.8 million, or $9.13 per Boe, for the same period of 2018. The increase was primarily due to an increase to our proved properties during the three months ended September 30, 2019.

Interest and Other Expense. Interest and other expense was flat at $2.8 million for each of the three months ended September 30, 2019 and 2018.

Foreign Exchange Loss. We recorded a foreign exchange loss $0.8 million for the three months ended September 30, 2019 as compared to $3.0 million for the same period in 2018. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss.

Gain (Loss) on Derivative Contracts. We recorded a net gain on derivative contracts of $0.4 million for the three months ended September 30, 2019 as compared to a net loss of $1.3 million for the same period in 2018. During the three months ended September 30, 2019, we recorded a $0.4 million gain to mark our commodity and currency derivative contracts to their fair value. During the same period in 2018, we recorded a $0.8 million loss to mark our commodity derivative contracts to their fair value and a $0.5 million loss on settled contracts.

Results of Operations—Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Our results of operations for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,		Change
	2019	2018	2019-2018
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	760	750	10
Natural gas (Mmcf)	145	168	(23)
Total production (Mboe)	784	778	6
Average daily sales volumes (Boepd)	2,871	2,839	32
Average prices:
Oil (per Bbl)	$65.42	$72.09	$(6.67)
Natural gas (per Mcf)	$5.84	$4.74	$1.10
Oil equivalent (per Boe)	$64.48	$70.52	$(6.04)
Revenues:
Oil and natural gas sales	$50,537	$54,859	$(4,322)
Other	372	405	(33)
Total revenues	50,909	55,264	(4,355)
Costs and expenses (income):
Production	8,376	7,980	396
Transportation and processing	3,802	3,385	417
Exploration, abandonment and impairment	6,267	393	5,874
Seismic and other geological and geophysical	233	340	(107)
General and administrative	8,247	9,662	(1,415)
Depletion	9,779	10,142	(363)
Depreciation and amortization	400	531	(131)
Interest and other expense	8,011	7,649	362
Interest and other income	(776)	(842)	66
Foreign exchange loss	2,185	6,987	(4,802)
Loss on derivative contracts:
Cash settlements on derivative contracts	-	(3,710)	3,710
Change in fair value on derivative contracts	(30)	(1,446)	1,416
Total loss on derivative contracts	(30)	(5,156)	5,126
Oil and natural gas costs per Boe:
Production	$9.35	$8.97	$0.38
Depletion	$10.92	$11.42	$(0.50)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased to $50.5 million for the nine months ended September 30, 2019 from $54.9 million for the same period in 2018. The decrease was primarily due to a decrease in the average realized price per Boe. Our average price received decreased $6.04 per Boe to $64.48 per Boe for the nine months ended September 30, 2019 from $70.52 per Boe for the same period in 2018. This was partially offset by an increase in our average daily sales volumes of 32 Boepd for the nine months ended September 30, 2019 as compared to the same period in 2018.

Production. Production expenses increased to $8.4 million, or $9.35 per Boe, for the nine months ended September 30, 2019 from $8.0 million, or $8.97 per Boe, for the same period in 2018. The increase was primarily due to increased costs for electricity, rental equipment and diesel fuel consumption associated with new wells on production.

Transportation and Processing. Transportation and processing expense increased to $3.8 million for the nine months ended September 30, 2019 from $3.4 million for the same period in 2018. The increase in transportation expenses was primarily due to the increase in our average daily sales volumes of 32 Boepd and an increase in the service cost per barrel as compared to the same period in 2018.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $6.3million for the nine months ended September 30, 2019 from $0.4 million for the same period in 2018. The increase was due to the exploratory dry hole write-off of the Deventci R-1 well.

General and Administrative. General and administrative expense decreased to $8.2 million for the nine months ended September 30, 2019 from $9.7 million for the same period in 2018. The decrease was primarily due to a decrease in professional and accounting fees associated with the evaluation of strategic alternatives in 2018.

Depletion. Depletion expense decreased to $9.8 million, or $10.92 per Boe, for the nine months ended September 30, 2019 from $10.1 million, or $11.42 per Boe, for the same period of 2018. The decrease was primarily due to the devaluation of the TRY to the USD.

Interest and Other Expense. Interest and other expense increased to $8.0 million for the nine months ended September 30, 2019 from $7.6 million for the same period in 2018. The increase was due to paying our Series A Preferred dividend in common shares and our higher average debt balances outstanding during the nine months ended September 30, 2019 versus the same period in 2018.

Foreign Exchange Loss. We recorded a foreign exchange loss of $1.9 million for the nine months ended September 30, 2019 as compared to $7.0 million for the same period in 2018. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the nine months ended September 30, 2019 was due to a decrease in the value of the TRY compared to the USD. From December 31, 2018 to September 30, 2019, the TRY to the USD declined 7.6%. At September 30, 2019, the exchange rate was 5.6591 as compared to 5.2609 at December 31, 2018.

Loss on Derivative Contracts. We recorded a net loss on derivative contracts of $0.03 million for the nine months ended September 30, 2019 as compared to $5.2 million for the same period in 2018. During the nine months ended September 30, 2019, we recorded a $0.03 million loss to mark our commodity and currency derivative contracts to their fair value. During the same period in 2018, we recorded a $1.4 million loss to mark our commodity derivative contracts to their fair value and a $3.7 million loss on settled contracts.

Capital Expenditures

For the three months ended September 30, 2019, we incurred $10.2 million in capital expenditures, including seismic and corporate expenditures, as compared to $6.1 million for the same period in 2018.

We expect our net field capital expenditures for the remainder of 2019 to range between $2.5 million and $5.0 million for drilling and completion expenses. We expect that cash on hand and cash flow from operations will be sufficient to fund the remainder of our 2019 net field capital expenditures. If not, we will either curtail our discretionary capital expenditures or seek other funding sources. Our projected remaining 2019 capital expenditure budget is subject to change.

Cash flows

Net cash provided by operating activities during the nine months ended September 30, 2019 was $25.7 million, an increase from net cash provided by operating activities of $25.2 million for the same period in 2018. The increase was primarily due to an increase in our operating assets and liabilities and a decrease in our net loss.

Net cash used in investing activities during the nine months ended September 30, 2019 was $25.2 million, an increase from net cash used in investing activities of $21.0 million for the same period in 2018. The increase was primarily due to an increase in our capital expenditures as compared to the same period in 2018.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $5.0 million, an increase from net cash used in financing activities of $2.4 million for the same period in 2018. The change was primarily due to an increase in our outstanding loans.

Liquidity and Capital Resources

As of September 30, 2019, we had $26.1 million of indebtedness, not including $9.6 million of trade payables, as further described below. We believe that our cash flow from operations will be sufficient to meet our normal operating requirements and to fund planned capital expenditures during the next 12 months. As of September 30, 2019, we had a working capital surplus of $3.5 million.

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

At September 30, 2019, we had $3.2 million outstanding under the 2017 Term Loan and no availability, and we were in compliance with the covenants in the 2017 Term Loan.

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

At September 30, 2019, we had $2.3 million outstanding under the 2018 Term Loan and no availability, and we were in compliance with the covenants in the 2018 Term Loan.

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

At September 30, 2019, we had $20.0 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Unsecured lines of credit. At September 30, 2019, we had $0.6 million outstanding borrowings under these lines of credit.

Series A Preferred Shares. As of September 30, 2019, we had 921,000 Series A Preferred Shares outstanding. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of September 30, 2019, we had $21.3 million of Series A Preferred Shares and $24.8 million of Series A Preferred Shares – related party outstanding (See Note 3. “Series A Preferred Shares”).

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

As of September 30, 2019, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2019, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A.	Risk Factors

Except as set forth below, during the third quarter of 2019, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018:

Acts of violence, terrorist attacks, or civil unrest in Turkey and nearby countries, or sanctions on Turkey, could adversely affect our business.

During 2019, we derived all of our revenue from our operations in Turkey and substantially all of our oil production was derived from southeastern Turkey. Historically, the southeastern area of Turkey and nearby countries such as Iran, Iraq, and Syria have occasionally experienced political, social, security, and economic problems, terrorist attacks, insurgencies, war, and civil unrest. Since December 2010, political instability has increased in a number of countries in the Middle East and North Africa. As a result of the civil war in Syria, large numbers of Syrian refugees have fled to Turkey. In addition, tensions continue between Turkey and Syria. In October 2019, President Trump announced a decision to withdraw U.S. military forces from certain areas of northeastern Syria, and Turkey announced the establishment of a safe zone along the border with Syria, contiguous to the region where our southeast Turkey licenses are located. Separately, Turkey has experienced occasional terrorist incidents.  In July 2016, there was a failed attempt to overthrow the government of President Recep Tayyip Erdoğan.

On October 14, 2019, U.S. President Trump issued an executive order authorizing certain sanctions against Turkey, including specifically parties specially designated under this order in connection with Turkey’s military actions in Northern Syria. The U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) specifically designated and placed sanctions on two Turkish ministries and three government officials, including the Turkish Ministry of Energy and Natural Resources (“MENR”) and the Turkish Minister of Energy and Natural Resources, and issued a 30-day wind down license for affected operations and businesses. Our licenses in Turkey are issued by the MENR. Subsequently, on October 23, 2019, OFAC lifted these sanctions designations, while leaving the executive order in place. While the executive order does not impose any specific sanctions affecting Turkey at this time, additional sanctions could be imposed by OFAC under the authority established by this order against ministries, entities, or persons in Turkey, including in connection with or unrelated to draft bills that have been proposed in the U.S. House of Representatives and the U.S. Senate that call for a range of potential new sanctions on Turkey, including sanctions against the Turkish energy industry, that could have a materially adverse effect on our business.

The recent conflict with the terrorist group Islamic State in Iraq and Syria (“ISIS”), the tension in and involving the Kurdish regions of northern Iraq and northern Syria, which are contiguous to the region where our southeast Turkey licenses are located, the aftermath of the attempted coup d’etat, and the threat of sanctions on Turkey may have political, social, or security implications in Turkey or otherwise may impact the Turkish economy.

Turkey has also experienced problems with domestic terrorist and ethnic separatist groups. For example, Turkey has been in conflict for many years with the People’s Congress of Kurdistan (formerly known as the PKK), an organization that is listed as a terrorist organization by states and organizations, including Turkey, the European Union, and the United States.

The potential impact on our business from such events, conditions, and conflicts in these countries is uncertain. We may be unable to access the locations where we conduct operations or transport oil to our offtakers in a reliable manner. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and our operations.

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

On September 30, 2019, we issued an aggregate of 2,664,164 common shares to holders of the Series A Preferred Shares as payment of the September 30, 2019 quarterly dividend on the Series A Preferred Shares. Each common share was issued at a value of

$0.6914 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American on September 13, 2019.

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

Date: November 12, 2019