Form 10-K
period 2019-12-31
TRANSATLANTIC PETROLEUM LTD.
filed 2020-03-25
CIK 1092289

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common shares, par value $0.10 per share, held by non-affiliates of the registrant, based on the last sale price of the common shares on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $17.0 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 20, 2020, there were 62,349,063 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2020 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TRANSATLANTIC PETROLEUM LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity, and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. Such factors include, but are not limited to, the following: our ability to access sufficient capital to fund our operations, pay our debt and accounts payable when due and continue as a going concern; fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including sanctions, armed conflicts, and actions by insurgent groups; the negotiation and closing of material contracts or sale of assets; future capital requirements and the availability of financing; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; asset sales; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs or operations; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing; and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

Standardized measure of discounted future net cash flows or the Standardized Measure. Under the Standardized Measure, future cash flows for the years ended December 31, 2019 and 2018 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

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

Our Business

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2019, we held interests in 365,171 and 162,800 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 20, 2020, N. Malone Mitchell 3rd beneficially owned approximately 49.9% of our outstanding common shares. Persons and entities associated with Mr. Mitchell also owned 739,000 of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

Based on the reserves report prepared by DeGolyer and MacNaughton, independent petroleum engineers, our estimated proved reserves at December 31, 2019 in Turkey were 10,670 Mboe, of which 96.1% was oil. Of these estimated proved reserves, 56.3% were proved developed reserves. As of December 31, 2019 and 2018, the Standardized Measure and PV-10 of our proved reserves in Turkey were $234.5 million and $288.5 million, respectively. See “Item 2. Properties—Value of Proved Reserves” for a reconciliation of PV-10 to the Standardized Measure.

Internal Restructuring

Historically, our operations in Turkey have been conducted through various subsidiaries that we acquired over time. These subsidiaries are predominantly domiciled in Australia or the Bahamas. During the fourth quarter of 2019, we commenced an internal restructuring with the goal of consolidating our Turkish operations in a new Turkish domiciled operating subsidiary. We believe that the restructuring will simplify our organizational structure, simplify and reduce the cost of our accounting, and allow us to more effectively utilize certain net operating loss carryforwards. We expect to complete the restructuring in the second quarter of 2020.

Recent Oil Price Decline and Going Concern

We incurred a net loss of $5.4 million for the year ended December 31, 2019.  As of December 31, 2019, we had $2.9 million in long-term debt, $17.1 million in short-term debt, $9.7 million in cash and a $2.0 million working capital surplus.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the coronavirus (COVID-19) as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. The current futures forward curve for Brent crude indicates that prices may continue at or near current prices for an extended time. As a result, we have reduced our planned capital expenditures to those necessary for production lease maintenance and those projecting a return on invested capital at current prices. In order to mitigate the impact of reduced prices on our 2020 cash flows and liquidity, we plan to implement cost reduction measures to reduce our operating costs and general and administrative expenses. In connection therewith, we intend to prioritize funding operating expenditures over general and administrative expenditures, whenever possible.

Notwithstanding these measures, there remain risks and uncertainties regarding our ability to generate sufficient revenues at current oil prices to pay our debt obligations and accounts payable when due. As a result, there is substantial doubt about our ability to continue as a going concern.

Management believes the going concern assumption to be appropriate for these consolidated financial statements.  If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses and in the balance sheet classifications used in these consolidated financial statements

Recent Developments

On February 24, 2020, we sold the shares in our wholly-owned subsidiary Petrogas Petrol Gaz ve Petrokemya Urunleri Insaat Sanayive Ticaret A.S. (“Petrogas”), which held the Edirne, Dogu Adatepe, Adatepe, and Gocerler production leases (the “Petrogas Leases”) and 14 employees, to Reform Ham Petrol Dogal Gaz Arama Uretim Sanayi ve Ticaret A.S. (“Reform”) in exchange for $1.5 million and a release of all plugging and abandonment obligations for 65 wells on the Petrogas Leases and certain former leases. During 2019, average production for the Petrogas Leases was approximately 500 Mcf/d or 83 Boepd.

On March 9, 2020, we unwound our three-way collar contract with DenizBank, A.S. (“Denizbank”), which hedged approximately 1,000 Bbl/d of our oil production in Turkey. The three-way collar contract had a Brent floor of $55.00, a Brent ceiling of $72.90, and a Brent long call of $80.00, and was in place through April 30, 2020. We also unwound our swap contract with Denizbank, which hedged approximately 1,000 Bbl/d of our oil production in Turkey. The swap contract had a Brent strike price of $60.30 and was in place through December 31, 2020. In connection with these transactions, we received approximately $6.5 million. We used these proceeds to pay down the 2019 Term Loan (as defined below), which left approximately $10.6 million outstanding under the 2019 Term Loan. Following these transactions, we do not have any commodity derivative contracts that hedge our oil price risk.

Our Properties and Operations

Summary of Geographic Areas of Operations

The following table shows net reserves information as of December 31, 2019:

		Proved
	Proved Developed	Undeveloped	Total Proved	Probable Reserves	Possible Reserves
	Reserves (Mboe)	Reserves (Mboe)	Reserves (Mboe)	(Mboe)	(Mboe)
Turkey	6,004	4,666	10,670	7,353	6,906

For more information on our reserves, see “Item 2. Properties”.

Turkey

As of December 31, 2019, we held interests in four onshore exploration licenses and 20 onshore production leases covering a total of 436,388 gross (365,171 net) acres in Turkey. As of December 31, 2019, we had total net proved reserves of 10,259 Mbbl of oil and 2,466 Mmcf of natural gas, net probable reserves of 7,212 Mbbl of oil and 845 Mmcf of natural gas and net possible reserves of 6,742 Mbbl of oil and 984 Mmcf of natural gas in Turkey. During 2019, our average wellhead production was 2,850 net Boepd of oil and natural gas in Turkey. The following summarizes our core producing properties in Turkey:

Southeastern Turkey. During 2019, substantially all of our oil production was concentrated in Southeastern Turkey, primarily in the Arpatepe, Bahar, Goksu, Selmo, and Yeniev oil fields. These fields are located in the northwest region within the Turkish portion of the North Arabian Basin. The North Arabian Basin includes prolific oil trends that extend from Iran and Iraq into Turkey.

We hold a 100% working interest in the Selmo production lease, which expires in June 2025. We also hold a 100% working interest in the Selmo exploration license. The Selmo oil field is the second largest oil field in Turkey in terms of historical cumulative production and is responsible for a large portion of our current crude oil production. For 2019, our net wellhead production of crude oil from the Selmo field was 486,545 Bbls at an average rate of 1,333 Bbl/d. Turkiye Petrolleri Anonim Ortakligi (“TPAO”), a Turkish government-owned oil and natural gas company, and Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchase all of our crude oil production, which are transported by truck to their neighboring facilities. At December 31, 2019, we had 51 gross and net producing wells in the Selmo oil field.

We hold a 100% working interest in the Molla exploration license, which includes the Bahar and Cavuslu fields. We also hold a 100% working interest in each of the three Molla production leases, which includes the Goksu, Yeniev, West Yeniev, Pinar, Catak and Bati Yasince fields. In the Molla licenses, we target Bedinan, Dadas, Hazro, and Mardin formations, which produce on the licenses.  For 2019, our net wellhead production of crude oil from the Molla area was 478,150 Bbls at an average rate of 1,310 Bbl/d. At December 31, 2019, we had 20 gross and net producing wells on the Molla licenses.

We hold a 50% working interest in our Arpatepe production lease. For 2019, our share of wellhead production of net crude oil from the Arpatepe field was 42,340 Bbls at an average rate of 116 Bbl/d. At December 31, 2019, we had four gross (two net) producing wells on the Arpatepe production lease. We have operated the Arpatepe production lease since December 2015.

We hold a 50% working interest in the Bakuk production lease.  In 2017, our production was shut in due to security precautions and remained shut in during 2019.

Northwestern Turkey. Substantially all of our natural gas production is concentrated in the Thrace Basin, which is one of Turkey’s most productive onshore natural gas regions. It is located in northwestern Turkey close to Istanbul province.  For 2019, our net wellhead production was 197,753 Mcf at an average rate of 542 Mcf/d from all of the gas fields. On February 24, 2020, we sold the shares in Petrogas, which held certain of our production leases in the Thrace Basin. See “Item 1. Business—Recent Developments.”

Bulgaria

As of December 31, 2019, we held interests in one production concession covering a total of 162,800 net undeveloped acres in Bulgaria. During 2019, we had no production or reserves in Bulgaria.

Current Operations

Southeastern Turkey

Molla

During 2020, we plan to continue our recompletion, workover, and production optimization plans in our producing fields, including Bahar, Yeniev, Goksu, Pinar, Southeast Bahar, Catak, and Karagoz. Drilling additional wells will be dependent on oil prices.

Bahar Field. In the first quarter of 2020, we started construction of phase II electrification of the Bahar field to replace diesel generated power with gas generated power, which will be distributed to each well in the field. The phase II electrification is expected to be completed and operational in the second quarter of 2020.

Goksu Field. We whipstocked the Goksu-4H well in January 2020. The well was re-drilled to a total depth of 5,720 feet. Although we encountered high permeability in the Mardin formation, tests did not indicate commercial quantities of oil.

Arpatepe Field.  In the first quarter of 2020, we started implementation of a full field waterflood of the Arpatepe field. We plan to recomplete four wells in the field as water injection wells and one well as a water source well. Additionally, we plan to build a central facility and gathering system to handle increased volumes.

Selmo

During 2020, we plan to continue our recompletion, workover, and production optimization operations in the Selmo field.

Bulgaria

We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for 2020 to range between $2.5 million and $15.0 million. We expect net field capital expenditures during 2020 to include between $1.0 million and $9.0 million in drilling and completion expense for between one and five planned wells, between $1.0 million and $3.0 million for recompletions, between $1.0 million and $2.0 million implementing a waterflood in the Bedinan sandstone in the Arpatepe field, and approximately $1.0 million in facilities upgrades to our natural gas power generation infrastructure. Our projected 2020 capital expenditure budget is subject to change.

Customers

Oil. During 2019, 78.5% of our oil production, which is U.S. Dollar indexed, was concentrated in the Selmo and Bahar oil fields in Turkey. TUPRAS purchases substantially all of our oil production. During 2019, we sold $65.8 million of oil to TUPRAS, representing 97.7% of our total revenues. We sell all of our Southeastern Turkey oil to TUPRAS pursuant to a domestic crude oil purchase and sale agreement. Under the purchase and sale agreement, TUPRAS purchases oil produced by us that is delivered to TPAO’s Batman tanks from which it is pumped to a TUPRAS vessel at the Dörtyol plant via the national pipeline operated by Boru

Hatlari ile Petrol Tasima A.S. (“BOTAŞ”). The price of the oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. The purchase and sale agreement automatically renews for successive one-year terms unless earlier terminated in writing by either party. All payments for our oil production made by TUPRAS for the past nine years have been in full and on time. In November 2019, TUPRAS filed a lawsuit seeking restitution from us for alleged overpayments resulting from a February 2019 amendment to the Turkish domestic crude oil pricing formula under Petroleum Market Law No. 5015. See “Item 3. Legal Proceedings.” No other purchasers of our oil accounted for more than 10% of our total revenues.

Natural Gas. During 2019, no purchasers of our natural gas production, which is indexed on the New Turkish Lira (“TRY”), accounted for 10% or more of our total revenues.

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

Governmental Regulations

Government Regulations. Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations concerning exploration, development, production, exports, taxes, labor laws and standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

•

the risk of expropriation, nationalization, war, revolution, political instability, border disputes, renegotiation or modification of existing contracts, sanctions, and import, export and transportation regulations and tariffs;

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

There has been interest among the media, government regulators and private citizens concerning the possible negative environmental and geological effects of fracture stimulation. Some have alleged that fracture stimulation results in the contamination of aquifers and may even contribute to seismic activity. In January 2012, the government of Bulgaria enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria and imposed large monetary penalties on companies that violate that ban.  There is a risk that Turkey could at some point impose similar legislation or regulations. Such legislation or regulations could severely impact our ability and the cost to drill and complete wells. We are committed to complying with legislation and regulations involving fracture stimulation wherever we operate.

Insurance

We currently carry general liability insurance and excess liability insurance, including pollution insurance. These insurance policies contain maximum policy limits and are subject to customary exclusions and limitations. Our general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if, the general liability insurance per occurrence limit is reached.  In addition, we carry a political risk policy, which covers our scheduled production facilities in the event of an act of terrorism. We will continue to monitor our insurance coverage and will maintain appropriate levels of insurance to satisfy applicable regulations, as well as maintain levels of insurance appropriate for prudent operations within the industry in which we operate.

We require our third-party service providers to sign master service agreements with us pursuant to which they generally agree to indemnify us for the personal injury and death of the service provider’s employees as well as subcontractors that are hired by the service provider. Similarly, we generally agree to indemnify our third-party service providers against similar claims regarding our employees and our other contractors.

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

Employees

As of December 31, 2019, we employed 117 people in Turkey, 25 people in Addison, Texas and 5 people in Bulgaria. Approximately 36 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with the Petroleum, Chemical and Rubber Workers Union of Turkey (“PETROL-IS”). We consider our employee relations to be satisfactory.

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

Our common shares are listed on the NYSE American exchange. Section 110 of the NYSE American company guide permits the NYSE American to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE American listing criteria, and to grant exemptions from NYSE American listing criteria based on these considerations. A description of the significant ways in which our governance practices differ from those followed by U.S. domestic companies pursuant to NYSE American standards is available on our website, www.transatlanticpetroleum.com, under Corporate Governance page, which is accessible under the About heading on the home page.

Information about our Executive Officers

The following table and text sets forth certain information with respect to our executive officers as of March 1, 2020:

Name	Age	Positions
N. Malone Mitchell 3rd	58	Chairman and Chief Executive Officer
Todd C. Dutton	66	President
Selami E. Uras	62	Executive Vice President, Turkey
G. Fabian Anda	48	Vice President, Finance
Tabitha T. Bailey	34	Vice President, General Counsel and Corporate Secretary
Michael P. Hill	38	Chief Accounting Officer
David G. Mitchell	39	Vice President of Engineering

N. Malone Mitchell 3rd has served as our chief executive officer since May 2011, as a director since April 2008, and as our chairman since May 2008. Since 2005, Mr. Mitchell has served as the president of Riata Corporate Group, LLC and Longfellow Energy, LLC, a Dallas-based private oil and natural gas exploration and production company. From June to December 2006, Mr. Mitchell served as president and chief operating officer of SandRidge Energy, Inc. (formerly Riata Energy, Inc.), an independent oil and natural gas company concentrating in exploration, development, and production activities. Until he sold his controlling interest in Riata Energy, Inc. in June 2006, Mr. Mitchell also served as president, chief executive officer, and chairman of Riata Energy, Inc., which Mr. Mitchell founded in 1985 and built into one of the largest privately held energy companies in the United States. Mr. Mitchell earned a B.S. from Oklahoma State University.

Todd C. Dutton has served as our president since May 2014. Mr. Dutton has served as president of Longfellow Energy, LP, a Dallas, Texas-based independent oil and natural gas exploration and production company owned by our chairman and chief executive officer, N. Malone Mitchell 3rd and his family (“Longfellow”), since January 2007, where his primary responsibility is to originate and develop oil and natural gas projects. He brings 42 years of experience in the oil and natural gas industry, focusing on exploration, acquisitions and property evaluation. He has served in various supervisory and management roles at Texas Pacific Oil Company, Coquina Oil Corporation, BEREXCO INC., and Riata Energy, Inc. Mr. Dutton earned a B.B.A. in Petroleum Land Management from the University of Oklahoma.

Selami E. Uras has served as our executive vice president since 2016. From 2006 to 2016, Mr. Uras served as our resident representative / manager in Turkey. Prior to joining us in 2006, Mr. Uras served as the resident general manager of ARCO Oil and Gas Company in Turkey for fifteen years. Mr. Uras began his career in the oil and gas industry in 1980 at Geophysical Services Inc., a subsidiary of Texas Instruments Corporation. Mr. Uras is also a successful entrepreneur in certain other industries, including mining. Mr. Uras graduated from TED Ankara College in 1976 and earned his CPA certificate from The Faculty of Economical & Commercial Sciences in Ankara in 1980.

G. Fabian Anda has served as our vice president of finance since January 2019. Mr. Anda served as our principal accounting and financial officer and vice president of finance from January 2018 to January 2019, as our interim principal accounting and financial officer and vice president of finance from October 2016 to January 2018, and as our director of finance and accounting from October 2011 to October 2016. Mr. Anda previously served as a finance director with ConocoPhillips, where he worked for ten years in positions of increasing responsibility in the Houston, Texas location. Mr. Anda earned a B.B.A in Finance and an MBA in International Finance from the University of St. Thomas at Houston.

Tabitha T. Bailey has served as our vice president, general counsel, and corporate secretary since January 2019, and as associate general counsel from June 2017 to January 2019. Previously, Ms. Bailey served as an attorney in the corporate department at Akin Gump Strauss Hauer & Feld LLP from October 2013 to June 2017, where she represented clients in mergers, acquisitions, capital raising, securities compliance, and other strategic transactions across a broad range of industries. Ms. Bailey began her career as an attorney in the corporate department at Haynes and Boone, LLP. Ms. Bailey earned a B.A. in International Studies from the University of Mississippi and a J.D. from Vanderbilt University Law School.

Michael P. Hill has served as our chief accounting officer and principal accounting and principal financial officer since January 2019. Mr. Hill served as chief accounting officer of AVAD Energy Partners, LLC from December 2017 to January 2019, where he was responsible for internal and external financial reporting, cash management, debt compliance, relationships with oil and gas purchasers, execution of the hedging strategy, and analyzing profitability. Previously, Mr. Hill served as our corporate controller from June 2017 to December 2017, our financial reporting manager from 2012 to June 2017, and our senior financial reporting accountant from 2010 to 2012. Mr. Hill also served as international controller at Toreador Resources Corporation and began his career as an auditor at Grant Thornton LLP. Mr. Hill earned a B.B.A. in Accounting and Finance from Texas Tech University.

David G. Mitchell has served as our vice president of engineering since February 2017. Previously, Mr. Mitchell served as our operations manager from January 2017 to February 2017 and senior operations engineer from May 2013 to January 2017. In addition to his experience at the Company, Mr. Mitchell has also served in corresponding positions at Longfellow since May 2016. Previously, Mr. Mitchell held various positions in production, midstream, development, and completions engineering throughout British Columbia, Alberta, New York, and Pennsylvania with Talisman Energy. Mr. Mitchell holds a BASC (Engineering) from the University of British Columbia and is a registered Professional Engineer (Alberta).

Item 1A. Risk Factors

Risks Related to Our Business

The prevailing commodity price environment may require us to sell certain assets, restructure our debt, raise additional capital or seek bankruptcy protection.

During March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude, and the price remains volatile and unpredictable.  At current prices for Brent crude, our current liquidity position is constrained and is forecast to worsen during 2020 as revenues are insufficient to meet our ordinary course expenditures and debt obligations. Our management is actively pursuing improving our working capital position and/or reducing our future debt service obligations in order to remain a going concern for the foreseeable future. If we are unable to restructure our outstanding debt or accounts payable obligations, obtain additional debt or equity financing, or raise adequate proceeds from sales of assets, we may not be able to make payments on our indebtedness or accounts payable, and we may find it necessary to file a voluntary petition for reorganization relief in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.

There is substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $5.4 million for the fiscal year ended December 31, 2019. We continue to experience decreased liquidity as a result of the decline in oil commodity prices. In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the coronavirus (COVID-19) as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. The current futures forward curve for Brent crude indicates that prices may continue at or near current prices for an extended time. As a result, we have reduced our planned capital expenditures to those necessary for production lease maintenance and those projecting a return on invested capital at current prices. In order to mitigate the impact of reduced prices on our 2020 cash flows and liquidity, we plan to implement cost reduction measures to reduce our operating costs and general and administrative expenses. In connection therewith, we intend to prioritize funding operating expenditures over general and administrative expenditures, whenever possible. Notwithstanding these measures, there remain risks and uncertainties regarding our ability to generate sufficient revenues at current oil prices to pay our debt obligations and accounts payable when due. These risks and uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

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

•

laws and policies of Canada and the United States, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and of the other countries in which we operate affecting foreign trade, taxation and investment, including sanctions and anti-bribery and anti-corruption laws;

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

Acts of violence, terrorist attacks or civil unrest in Turkey and nearby countries, or sanctions on Turkey or individuals or entities in Turkey, could adversely affect our business.

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

On October 14, 2019, U.S. President Trump issued an executive order authorizing certain sanctions against Turkey, including specifically parties specially designated under this order in connection with Turkey’s military actions in Northern Syria. The U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) specifically designated and placed sanctions on two Turkish ministries and three government officials, including the Turkish Ministry of Energy and Natural Resources (“MENR”) and the Turkish Minister of Energy and Natural Resources, and issued a 30-day wind down license for affected operations and businesses. Our licenses in Turkey are issued by the MENR. Subsequently, on October 23, 2019, OFAC lifted these sanctions designations, while leaving the executive order in place. While the executive order does not impose any specific sanctions affecting Turkey at this time, additional sanctions could be imposed by OFAC under authority established by this order against ministries, entities, or persons in Turkey, including in connection with or unrelated to draft bills that have been proposed in the U.S. House of Representatives and the U.S. Senate that call for a range of potential new sanctions on Turkey, including sanctions against the Turkish energy industry, that could have a materially adverse effect on our business.

On November 11, 2019, the European Union adopted a framework for restrictive measures in response to Turkey’s illegal drilling activities in the Eastern Mediterranean.  On February 27, 2020, the EU took its first action under this framework, designating two individuals connect4ed with TPAO, namely Mehmet Ferru Akalin, the Vice-President and member of the Board of Directors, and Mr. Ali Coscun Namoglu, Deputy Director of the Exploration Department.  While the designations of these two individuals does not prohibit activities with TPAO, additional sanctions could be imposed by the EU under authority established by this framework including further sanctions against the Turkish energy industry, that could have a materially adverse effect on our business.

The recent conflict with the terrorist group Islamic State in Iraq and Syria (“ISIS”), the tension in and involving the Kurdish regions of Northern Iraq and Northern Syria, which are contiguous to the region where our Southeast Turkey licenses are located, the aftermath of the attempted coup d’etat, as well as activities relating to Libya, and the threat of sanctions on Turkey may have political, social, or security implications in Turkey or otherwise may impact the Turkish economy.

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

We have incurred substantial losses in prior years. During 2019, we generated a net loss of $5.4 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described herein, unforeseen expenses, difficulties, complications and delays and other unknown risks.

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

At December 31, 2019, of our total net undeveloped acreage, 38.5% and 9.3% will expire during 2020 and 2023, respectively, unless we are able to extend the permits or licenses covering this acreage or commence production on this acreage and convert the permits or licenses into production leases or concessions. If our permits or licenses expire, we will lose our right to explore and develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.  In addition, if our liquidity continues to be constrained and we are not able to access additional capital, we may be unable to fund the drilling of some of our obligation wells, and we could lose some of our licenses.

Substantially all of our oil is sold to one customer, and the loss of this customer could have a material adverse impact on our results of operations.

TUPRAS, an affiliate of Koç Holding, purchases substantially all of our oil production from Turkey, representing 97.7% of our total revenues in 2019. Under Turkish law, TUPRAS is obligated to purchase all of our oil production in Turkey, and we are prohibited from selling any of our oil produced in Turkey to any other customer. Pursuant to a purchase and sale agreement with TUPRAS, the price of oil delivered to TUPRAS is determined under the Petroleum Market Law No. 5015 (the “Pricing Amendment”) under the laws of the Republic of Turkey. In February 2019, Turkey amended Petroleum Market Law No. 5015 to change the statutory pricing formula for purchases of Turkish domestic crude oil. In November 2019, TUPRAS filed a lawsuit against us, and filed similar lawsuits against other domestic oil producers, in the Batman 4th Civil Court of First Instance seeking restitution from TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) for alleged overpayments resulting from the implementation of the Pricing Amendment plus interest thereon. In addition, TUPRAS claimed that the Pricing Amendment violates the Constitution of the Republic of Turkey and seeks to have the Pricing Amendment cancelled. If TUPRAS reduces its oil purchases or fails to purchase our oil production, or there is a material non-payment, our results of operations could be materially and adversely affected. TUPRAS may be subject to its own operating risks that could increase the risk that it could default on its obligations to us. Changes to Turkish law or our commercial relationship with TUPRAS could adversely affect our business and results of operations.

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

•	increase our vulnerability to general adverse economic, industry and competitive conditions, especially declines in oil and natural gas prices;
•	limit our ability to borrow additional funds; and
•	limit our financial flexibility.

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

As of December 31, 2019, 36 of our employees at one of our subsidiaries operating in Turkey were represented by collective bargaining agreements with PETROL-IS. Potential work disruptions from labor disputes with these employees could disrupt our business and adversely affect our financial condition and results of operations.

Risks Related to the Oil and Natural Gas Industry

Oil and natural gas prices are volatile. Declines in prices could adversely affect our financial condition, results of operations, cash flows, access to capital, and ability to grow.

Oil and natural gas prices are volatile.  The decline since late 2014 in oil and natural gas prices has reduced our revenue, cash flows, and access to capital, and on March 9, 2020, the price of oil fell approximately 20% due to a dispute over production levels between Russia and Saudi Arabia, as a result of which Saudi Arabia increased its production to record levels.  Since that time, the price of oil has continued to fall due to concerns about the impact of coronavirus (COVID-19) on the demand for oil. Lower oil and natural gas prices also potentially reduce the amount of oil and natural gas that we can economically produce resulting in a reduction in the proved oil and natural gas reserves we could recognize. Thus, significant and sustained commodity price reductions could materially and adversely affect our financial condition and results of operations which could impact, maintain or increase our current levels of borrowing, our ability to repay current or future indebtedness, refinance our current indebtedness or obtain additional capital on attractive terms.

The markets for crude oil and natural gas have historically been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

•	worldwide and domestic supplies of oil and gas, and the productive capacity of the oil and gas industry as a whole;
•	changes in the supply and the level of consumer demand for such fuels;
•	overall global and domestic economic conditions;
•	political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;
•	the availability and capacity of gathering, transportation, processing, and/or refining facilities in regional or localized areas that may affect the realized price for crude oil or natural gas;
•	the price and level of imports of crude oil, refined petroleum products, and liquefied natural gas;
•	weather conditions, including effects of weather conditions on prices and supplies in worldwide energy markets;
•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus (COVID-19), or any government response to such occurrence or threat;
•	technological advances affecting energy consumption and conservation;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other exporting countries to agree to and maintain crude oil prices and production controls;
•	the oil price war between Russia and Saudi Arabia;
•	the competitive position of each such fuel as a source of energy as compared to other energy sources;
•	strengthening and weakening of the U.S. Dollar relative to other currencies; and
•	the effect of governmental regulations and taxes on the production, transportation, and sale of oil, natural gas, and other fuels.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty, but in general we expect oil and gas prices to continue to fluctuate significantly.

The recent global downturn in the price of oil may materially and adversely affected our results of operations, cash flows and financial condition, and this trend could continue during 2020 and potentially beyond. As mentioned above, in early March 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the a highly transmissible and pathogenic coronavirus (COVID-19) and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. The recent announcement by Saudi Arabia of a significant reduction in its export prices as well as a recent announcement by Russia that previously agreed upon production cuts will expire on April 1, 2020, have contributed to the recent significant decline in the price of oil. Generally, demand for oil has declined substantially. These trends could materially and adversely affect our results of operations, cash flows and financial condition, and unless conditions in our industry improve, this trend will continue during 2020 and potentially beyond.

In addition, if a pandemic or epidemic such as the coronavirus (COVID-19) pandemic were to significantly impact areas of Turkey where we have operations, our local workforce could be affected which could also significantly disrupt our operations and decrease our ability to produce oil or natural gas.  The duration of the business disruption and related financial impact from the coronavirus (COVID-19) pandemic cannot be reasonably estimated at this time. If the impact of the coronavirus (COVID-19) pandemic continues for an extended period of time, it could materially adversely affect the demand for oil or natural gas and our ability to operate our business. The extent to which the coronavirus (COVID-19) or other health pandemics or epidemics may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

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

The capitalized costs of our oil and natural gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net revenues, we generally must write down the costs of each depletion pool to the estimated fair value (discounted future net cash flows of that depletion pool). Any such charge will not affect our cash flow from operating activities or liquidity but will reduce our earnings and shareholders’ equity. The recent decline in oil or natural gas prices could cause an impairment write-down of capitalized costs and a non-cash charge against future earnings. Once incurred, a write-down of oil and natural gas properties cannot be reversed at a later date, even if oil or natural gas prices increase.

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

Our long-term success depends on the success of our exploration, development and production activities in each of our prospects. These activities are subject to numerous risks beyond our control, including the risk that we will be unable to economically produce our reserves or be able to find commercially productive oil or natural gas reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project unprofitable. Further, many factors may curtail, delay or prevent drilling operations, including:

•	unexpected drilling conditions;
•	pressure or irregularities in geological formations;
•	equipment failures or accidents;

•	pipeline and processing interruptions or unavailability;
•	title problems;
•	adverse weather conditions;
•	lack of market demand for oil and natural gas;
•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus (COVID-19), or any government response to such occurrence or threat that disrupts our operations;
•	delays imposed by, or resulting from, compliance with environmental laws and other regulatory requirements;
•	declines in oil and natural gas prices; and
•	shortages or delays in the availability of drilling rigs, equipment and qualified personnel.

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

Our reserves are estimated by independent petroleum engineers. At December 31, 2019, approximately 43.7% of our total estimated net proved reserves in Turkey were proved undeveloped reserves. Undeveloped reserves, by their nature, are significantly less certain than developed reserves. At December 31, 2019, we also had a significant amount of unproved reserves, which consist of probable and possible reserves. There is significant uncertainty attached to unproved reserves estimates. The discovery, determination and exploitation of undeveloped or unproved reserves requires significant capital expenditures and successful drilling and exploration programs. We do not currently have the funds available to develop our undeveloped reserves. We may not be able to raise the additional capital that we need to develop these reserves. There is no certainty that we will be able to convert undeveloped reserves to developed reserves or unproved reserves into proved reserves or that our undeveloped or unproved reserves will be economically viable or technically feasible to produce.

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

From time to time, we enter into commodity derivative contracts to hedge the price volatility of oil. These hedging transactions may expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract, and we may not be able to realize the benefit of the derivative contract. As of March 15, 2020, we were not a party to any commodity derivative contracts that hedge our oil price risk.

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

As of March 20, 2020, Mr. Mitchell beneficially owned approximately 49.9% of our outstanding common shares. Persons and entities associated with Mr. Mitchell also own Series A Preferred Shares. Dalea Partners, LP, an affiliate of Mr. Mitchell, owns 42,000 Series A Preferred Shares; trusts benefitting three of Mr. Mitchell’s children each own 41,000 Series A Preferred Shares; one of Mr. Mitchell’s children owns 41,000 Series A Preferred Shares, and Longfellow owns 533,000 Series A Preferred Shares. Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap. As a result, Mr. Mitchell could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and make some future transactions more difficult or impossible without the support of Mr. Mitchell. The interests of Mr. Mitchell may not coincide with your interests or the interests of our other shareholders.

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

The value of our common shares may be affected by matters that are not related to our operating performance and which are outside of our control. These matters include the following:

•	general economic conditions in the United States, Turkey, Bulgaria and globally;
•	industry conditions, including fluctuations in the price of oil and natural gas;
•	the ability of the members of OPEC and other exporting countries to agree to and maintain crude oil prices and production controls;
•	the oil price war between Russia and Saudi Arabia;
•	governmental regulation of the oil and natural gas industry, including environmental regulation and regulation of fracture stimulation activities;
•	fluctuation in foreign exchange or interest rates;
•	liabilities inherent in oil and natural gas operations;
•	geological, technical, drilling and processing problems;
•	unanticipated operating events which can reduce production or cause production to be shut in or delayed;
•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus, or any government response to such occurrence or threat;
•	failure to obtain industry partner and other third-party consents and approvals, when required;
•	stock market volatility and market valuations;
•	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;
•	the need to obtain required approvals from regulatory authorities;
•	worldwide supplies and prices of, and demand for, oil and natural gas;
•	political conditions and developments in each of the countries in which we operate;
•	political conditions in oil and natural gas producing regions;
•	revenue and operating results failing to meet expectations in any particular period;
•	investor perception of the oil and natural gas industry;
•	limited trading volume of our common shares;
•	announcements relating to our business or the business of our competitors;
•	the sale of assets;
•	the issuance of common shares, debt or other securities;
•	our liquidity;
•	our ability to raise additional funds or restructure our debt; and
•	loss of key management.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Turkey

General. As of December 31, 2019, we held interests in four onshore exploration licenses and 20 onshore production leases covering a total of 436,388 gross (365,171 net) acres in Turkey. We acquired our interests in Turkey through acquisitions, farm-in agreements with existing third-party license holders and applications submitted to the Turkish General Directorate of Mineral and Petroleum Affairs (the “GDMPA”), the agency responsible for the regulation of oil and natural gas activities under the Ministry of Energy and Natural Resources in Turkey. The following map shows our interests in Turkey:

TURKEY LICENSE STATUS
Moldova
Ukraine
Romania
Russia
Bulgaria
Black Sea
Georgia
Armenia
Azerbaijan
Iran
Gre
Turkey
ANKARA
I
II
III
IV
V
VI
VII
VIII
IX
X
XI
XII
XIII
XIV
XV
XVI
XVII
XVIII
Aegean Sea
Selmo L46-C1
New Molla
Cyprus
Syria
Iraq
Mediterranean Sea
Lebanon
Israel
Palestinian Territory
Jordan
Saudi Arabia
Egypt
TAT Licenses & JV
Production Leases
Districts
0 50 100 200 300 400 Km

Reserves. As of December 31, 2019, we had total net proved reserves of 10,259 Mbbl of oil and 2,466 Mmcf of natural gas, net probable reserves of 7,212 Mbbl of oil and 845 Mmcf of natural gas and net possible reserves of 6,742 Mbbl of oil and 984 Mmcf of natural gas in Turkey.

Equipment Yards. As of December 31, 2019, we leased equipment yards in Muratli and Diyarbakir and owned an equipment yard at Gocerler. On February 24, 2020, we sold the shares in Petrogas, which held the Gocerler equipment yard. Additionally, in connection with the sale of Petrogas, Reform transferred an equipment yard in Tekirdağ to us. See “Item 1. Business—Recent Developments.”

Commercial Terms. Turkey’s fiscal regime for oil and natural gas licenses is presently comprised of royalties and income tax. The royalty rate is 12.5%. As of December 31, 2019, the corporate income tax rate was 22%. There is a 5% net profits interest burden for certain of our non-core wells in the Thrace region of Turkey.  Dividends repatriated from Turkey would be subject to a withholding tax rate of 15% unless reduced by a tax treaty. There is also an 18% value added tax. However, for exploration licenses, no value added tax is assessed on drilling, completion, workover, seismic and geologic activities.

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

Southeastern Turkey. The following map shows our interests in Southeastern Turkey at December 31, 2019:

TransAtlantic Licenses: SE Turkey
Selmo
829 (prod)
Selmo
L46-C1
New Molla
M45-A1-2
West Molla
M44-B2-1 (prod)
New Molla
M45-A2-1
Goksu
M45-A4-1 (prod)
Molla
M45-A1-1 (prod)
Arpatepe
5003 (prod)
X
XI
Bakuk
5043 (prod)
License Status
Production
Exploration
0 5 10 Mile
0 10 20 Km
Document Path: D:\GIS\Projects\Turkey\SE Turkey\SE Turkey License Map_9-9-2019.mxd

Arpatepe (Production Lease 5003). We own a 50% working interest in Production Lease 5003, which covers approximately 11,200 gross acres. For 2019, our wellhead production of oil from the Arpatepe field was 42,340 Bbls of oil, at an average rate of 116 Bbl/d.  We are the operator of this production lease, which expires in November 2028, with extensions available under the new petroleum laws.

Bakuk (Production Lease 5043). We own a 50% working interest in Production Lease 5043, which covers approximately 34,400 gross acres.  Park Place Energy, Ltd. is the operator of this production lease, which expires in January 2032, with extensions available under the new petroleum laws. The Bakuk-1R well was shut in during 2017 for security precautions and remained shut in during 2019.

Bati Yasince (Production Lease M45-A1-1). We own a 100% operated working interest in Production Lease M45-A1-1, which covers 7,200 gross acres.  We are the operator of this production lease, with extensions available under the new petroleum laws. We applied for an extension of this production lease in November 2019.  During 2019, we reentered the Bati-Yasince-1 well, targeting the Hazro formation.

Göksu (Production Lease M45-A4-1). We own a 100% operated working interest in Production Lease M45-A4-1, which covers approximately 14,500 gross acres. For 2019, our wellhead production of oil from this production lease was 14,965 Bbls of oil, at an average rate of 41 Bbls/d. We are the operator of this production lease, which expires in December 2020, with extensions available under the new petroleum laws.  We expect to apply for extension of this production lease in 2020.

New Molla (Production Lease M45 -A1-2). We own a 100% operated working interest in the Bahar wells in Production Lease M45-A1-2, which covers approximately 24,130 gross acres. For 2019, our wellhead production of oil from the Bahar wells was 302,585 Bbls of oil, at an average rate of 829 Bbl/d. We are the operator of this production lease, which expires in March 2039, with extensions available under the new petroleum laws.  During 2019, we drilled the Southeast Bahar-1 well and the Bahar-12 well, both of which began producing in 2019.

New Molla (Production Lease M45 -A2-1). We own a 100% operated working interest in Production Lease M45-A2-1, which covers approximately 29,331 gross acres.  We are the operator of this production lease, which expires in March 2024, with extensions available under the new petroleum laws.  During 2019, we drilled the Blackeye-1 well which began producing in 2019.

West Molla (Production Lease M44-B2-1). We own a 100% operated working interest in Production Lease M44-B2-1. In 2019, our wellhead production of oil from this production lease was 152,935 Bbls of oil, at an average rate of 419 Bbl/d. We are the operator of this production lease, which expires in June 2023, with extensions available under the new petroleum laws. During 2019, we drilled the Yeniev-4, Yeniev-5 and Yeniev-6 wells on this production lease. These wells began producing in 2019.

Selmo (Production Lease 829). We own a 100% operated working interest in Production Lease 829, which covers approximately 8,900 gross acres and includes the Selmo oil field.  For 2019, our wellhead production of oil in the Selmo field was 486,545 Bbls of oil, at an average rate of 1,333 Bbl/d. We are the operator of this production lease, which expires in June 2025.

Selmo (Exploration License L46-C1). We own a 100% operated working interest in Exploration License L46-C1, which covers 28,921 gross acres. We are the operator of this exploration license, which expires in November 2023, with extensions available under the new petroleum laws.

Northwestern Turkey. The following map shows our interests in northwestern Turkey at December 31, 2019:

TransAtlantic Licenses: Thrace
Bulgaria
Greece
Ortakci
E17-B4-1 (prod)
Kisla
E17-C1-2 (prod)
Arpaci-Ikihoyuk
E17-C2-1 (prod)
Umur-Kuzey Arpaci
E17-C1-1 (prod)
Reisdere
E18-C3-2 (prod)
Dikilitas
E19-D4-1 (prod)
Pelit
F19-A1-1 (prod)
Alpullu
4794 (prod)
Temrez
F17-B3
Temrez
F18-A4
Temrez
F18-A3
Temrez
F18-B4
Gocerler
4200 (prod)
Dogu Adatepe
F19-B4-1 (prod)
Adatepe
4959 (prod)
Banarli
5059 (prod)
Exploration License
Production License
Production License Sold in 2020
License Grid
Date: 3/12/2020
27° E
28° E
42° N
41° N

Adatepe (Production Lease 4959). We owned a 50% operated working interest in Production Lease 4959, which covers 3,086 gross acres.  We were the operator of this production lease, which expires in September 2031, with extensions available under the new petroleum laws. On February 24, 2020, we sold the shares in Petrogas, which held this production lease. See “Item 1. Business—Recent Developments.”

Alpullu (Production Lease 4794) and Temrez (Exploration Licenses F17-B3, F18-A3, F18-A4, and F18-B4). We own a 100% operated working interest in this production lease and these exploration licenses, which cover 3,158 acres and 119,865 acres, respectively.  We are the operator of this production lease and these exploration licenses, which expire in September 2028 and July 2020, respectively, with extensions available under the new petroleum laws. In 2019, we drilled the Karli-1 well.

Banarli (Production Lease 5059). We own a 50% operated working interest in Production Lease 5059, which covers 4,608 gross acres.  We are the operator of this production lease, which expires in February 2032, with extensions available under the new petroleum laws.

Dogu Adatepe (Production Lease F19-B4-1). We owned a 50% working interest in Production Lease F19-B4-1, which covers part of our former Cayirdere license and approximately 4,000 gross acres. TPAO is the operator of this production lease, which expires in October 2020, with an additional 32 years of extensions under the new petroleum laws available with the maintenance of production on the lease. On February 24, 2020, we sold the shares in Petrogas, which held this production lease. See “Item 1. Business—Recent Developments.”

Edirne (Production Leases Ortakci E17-B4-1, Arpaci-Ikihoyuk E17-C2-1, and Umur-Kuzey Arpaci E17-C1-1) and Habiller (Production Lease Kisla E17-C1-2). We owned a 55% operated working interest in Production Leases Ortakci E17-B4-1, Arpaci-Ikihoyuk E17-C2-1, and Umur-Kuzey Arpaci E17-C1-1 and a 100% operated working interest in Production Lease Kisla E17-C1-2, which cover an aggregate of approximately 65,000 gross acres.  We were the operator of these production leases, which each expire in 2020, with extensions available under the new petroleum laws. On February 24, 2020, we sold the shares in Petrogas, which held these production leases. See “Item 1. Business—Recent Developments.”

Gocerler (Production Lease 4200 and Production Leases E18-C3-2, E19-D4-1, and F19-A1-1). We owned a 50% operated working interest in Production Lease 4200 and Production Leases E18-C3-2, E19-D4-1, and F19-A1-1, which cover approximately 3,363 gross acres and 37,000 gross acres, respectively.  We were the operator of these production leases, which expire in May 2023 and August 2021 through August 2025, respectively, with extensions available under the new petroleum laws. On February 24, 2020, we sold the shares in Petrogas, which held these production leases. See “Item 1. Business—Recent Developments.”

In 2019, our net wellhead production was 197,753 Mcf at an average rate of 542 Mcf/d from all the gas fields listed above.

Bulgaria

General. As of December 31, 2019, we operated and held interests in one production concession in Bulgaria.  In January 2012, the Bulgarian Parliament enacted legislation that banned the fracture stimulation of oil and natural gas wells in the Republic of Bulgaria. The legislation also had the effect of preventing conventional drilling and completion activities. In June 2012, the Bulgarian Parliament amended the legislation to clarify that conventional drilling and completion activities were not intended to be affected by the law. As long as this legislation remains in effect, completion activity, production from our cased cemented existing wells, and our unconventional natural gas exploration, development, and production activities in Bulgaria will be significantly constrained. The following map shows our interests in Bulgaria at December 31, 2019:

Romania
Kozloduy
ROMANIA
BULGARIA
Corabia
VRATSA
PLEVEN
Bulgaria
Pleven
LOVECH
Vratsa
PLEVEN
Lovech
Romania
Serbia
Bulgaria
FYROM
Greece
Turkey
0 2.5 5
Miles
0 5 10
Km
Koynare Concession
Esri, HERE, DeLorme, MapmyIndia, © OpenStreetMap

Reserves. As of December 31, 2019, there were no reserves associated with our properties in Bulgaria.

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

Under an exploration permit, the government grants exploration rights for a term of up to five years to conduct seismic and other exploratory activities, including drilling. The recipient of an exploration permit commits to a work program and posts a bank guarantee in the amount of 10% of the estimated cost for the program. The area covered by an onshore exploration permit may be as large as 5,000 square kilometers. The exploration permit may be extended for up to two additional two-year terms, subject to fulfillment of minimum work programs, and may be extended for an additional one-year term in order to appraise potential geologic discoveries. Interests under an exploration permit are transferable, subject to government approval. The permit holder is required to pay an annual area fee equal to 40 Bulgarian Lev (approximately $23 at December 31, 2019) per square kilometer, or 40 Bulgarian Lev (approximately $23 at December 31, 2019) per square kilometer in the event the permit term is extended.

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

Koynare. We own a 100% working interest, subject to a 3.02% overriding royalty interest, in the Koynare production concession covering approximately 163,000 acres. The Koynare Concession Area contains the Devinci-R1 well, where we discovered a reservoir in the Jurassic-aged Ozirovo formation at a depth of approximately 13,800 feet, which the Bulgarian government has certified as a geologic and commercial discovery. We commenced the side-track and re-drilling of the Deventci R-1 well in December 2018, targeting the Ozirovu and Dolmi Dabnik formations. The well was drilled to a total depth of 16,450 feet. Although we encountered the targeted formations, tests did not indicate commercial quantities of reservoir quality rock, and we plugged and abandoned the well.  We are currently evaluating future activity in Bulgaria.  For purposes of our royalty conversion under the “R” factor, we have a cost recovery pool of approximately $47.2 million at December 31, 2019.

Summary of Oil and Natural Gas Reserves

The following table summarizes our net proved, probable, and possible reserves at December 31, 2019.

	Reserves
	Oil and Condensate (Mbbl)	Natural Gas (Mmcf)	Total (Mboe)
Reserves Category
Total (1)
Proved reserves
Proved developed	5,624	2,281	6,004
Proved undeveloped	4,635	185	4,666
Total proved	10,259	2,466	10,670
Probable reserves
Probable developed	920	815	1,056
Probable undeveloped	6,292	30	6,297
Total probable	7,212	845	7,353
Possible reserves
Possible developed	1,062	951	1,221
Possible undeveloped	5,680	33	5,686
Total possible	6,742	984	6,906

(1)	All of our reserves are located in Turkey

Value of Proved Reserves

The following table shows our estimated future net revenue, Standardized Measure, and PV-10 as of December 31, 2019:

Total
(in thousands)
Future net revenue	$433,131
Total Standardized Measure (1)	$234,468
Total PV-10 (2)	$288,510

(1)	DeGolyer and MacNaughton did not estimate the Standardized Measure.
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

Total
(in thousands)
Total PV-10	$288,510
Future income taxes (1)	(76,762)
Discount of future income taxes at 10% per annum (1)	22,720
Standardized Measure (1)	$234,468

(1)	DeGolyer and MacNaughton did not estimate future income taxes, the discount of future income taxes at 10% per annum, or the Standardized Measure.

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors. See “Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2019, our estimated proved reserves were 10,670 Mboe, an increase of 287 Mboe, or 2.8%, compared to 10,383 Mboe at December 31, 2018.  This increase was primarily attributable to the discovery of productive pay in the Beloka formation in the Yeniev field of 1,059 Mboe.  This was partially offset by 1,038 Mboe for volumes sold.

Proved Undeveloped Reserves

At December 31, 2019, our estimated proved undeveloped reserves were 4,666 Mboe, a decrease of 294 Mboe, or 5.9%, compared to 4,960 Mboe at December 31, 2018. The decrease in proved undeveloped reserves was primarily attributable to revisions of previously estimated recoveries in the Yeniev, Bahar and Selmo oil fields.  This decrease was partially offset by a 1,059 Mboe increase in proved undeveloped reserves due to the discovery of productive pay in the Beloka formation in the Yeniev oil field.  All of our proved undeveloped reserves as of December 31, 2019 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve. The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $54.9 million.

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

Internal Controls

Management has established, and is responsible for, a number of internal controls designed to provide reasonable assurance that the estimates of proved, probable, and possible reserves are computed and reported in accordance with rules and regulations provided by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls consist of documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. We also retained an outside independent engineering firm to prepare estimates of our proved, probable, and possible reserves for Turkey. We work closely with this firm, and management is responsible for providing accurate operating and technical data to it. Management has tested the processes and controls regarding our reserves estimates for 2019. Senior management reviews and approves our reserves estimates, whether prepared internally or by third parties. In addition, our audit committee serves as our reserves committee and is composed of three outside directors, all of whom have experience in the review of energy company reserves evaluations. The audit committee reviews the final reserves estimate and also meets with representatives from the outside engineering firm to discuss their process and findings.

Oil and Natural Gas Reserves under U.S. Law

In the United States, we are required to disclose proved reserves, and we are permitted to disclose probable and possible reserves, using the standards contained in Rule 4-10(a) of the SEC’s Regulation S-X. The estimates of proved, probable, and possible reserves presented as of December 31, 2019 for Turkey have been prepared by DeGolyer and MacNaughton, our external engineers. The technical person at DeGolyer and MacNaughton that is primarily responsible for overseeing the preparation of our reserves estimates is a Registered Professional Engineer in the State of Texas and has a Bachelor of Science degree in Petroleum Engineering from Texas A&M University. He has over 35 years of experience in oil and natural gas reservoir studies and evaluations and is a member of the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with DeGolyer and MacNaughton to ensure the integrity, accuracy and timeliness of data furnished to them for the preparation of their reserves estimates. Our vice president of engineering has over 12 years of experience in oil and natural gas reservoir studies and evaluations. He has a BASC (Engineering) from the University of British Columbia and is a registered Professional Engineer (Alberta).

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

The estimates of proved, probable, and possible reserves prepared by DeGolyer and MacNaughton for the year ended December 31, 2019 included a detailed evaluation of our Selmo, Arpatepe, Bakuk, Molla, and certain Thrace Basin properties in Turkey. DeGolyer and MacNaughton determined that their estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about whether proved reserves are economically producible from a given date forward, under existing economic conditions, operating methods and government regulations, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Oil and Natural Gas Reserves under Canadian Law

As a reporting issuer under Alberta, British Columbia and Ontario securities laws, we are required under Canadian law to comply with National Instrument 51-101 “Standards of Disclosure for Oil and Gas Activities” (“NI 51-101”) implemented by the members of the Canadian Securities Administrators in all of our reserves related disclosures. DeGolyer and MacNaughton evaluated our reserves as of December 31, 2019 for Turkey in accordance with the reserves definitions of NI 51-101 and the Canadian Oil and Gas Evaluators Handbook (“COGEH”). Our annual oil and natural gas reserves disclosures prepared in accordance with NI 51-101 and COGEH and filed in Canada are available at www.sedar.com.

Oil and Natural Gas Sales Volumes

The following table sets forth our sales volumes of oil and natural gas (including by field for any field that contained 15% or more of our total proved reserves) for 2019 and 2018:

	Sales Volumes
	Oil (1)	Natural Gas	Total
Year	(Bbls)	(Mcf)	(Boe)
2019
Total Turkey	1,004,980	197,753	1,037,939
Selmo field	485,760	–	485,760
Bahar field	303,534	–	303,534
Yeniev field	151,870	–	151,870
2018
Total Turkey	1,020,144	211,686	1,055,425
Selmo field	570,189	–	570,189
Bahar field	322,129	–	322,129

(1)	“Oil” volumes include condensate (light oil) and medium crude oil.

Average Sales Price and Production Costs

The following table sets forth the average sales price per Bbl of oil and Mcf of natural gas and the average production cost, not including ad valorem and severance taxes, per unit of production for each of 2019 and 2018:

	2019	2018
Turkey:
Average Sales Price Oil ($/Bbl)	$65.34	$67.84
Natural Gas ($/Mcf)	$5.88	$5.01
Unit Costs Production ($/Boe)	$9.85	$8.93

Drilling Activity

The following table sets forth the number of net productive and dry exploratory wells and net productive and dry development wells we drilled in 2019 and 2018:

	Development Wells		Exploratory Wells
	Productive	Dry	Productive	Dry
Turkey:
2019	3.0	–	3.0	–
2018	3.0	–	2.0	–
Bulgaria:
2019	–	–	–	1.0
2018	–	–	–	–

Oil and Natural Gas Properties, Wells, Operations and Acreage

Productive Wells. The following table sets forth the number of productive wells (wells that were producing oil or natural gas or were capable of production) in which we held a working interest as of December 31, 2019:

	Oil		Natural Gas
	Gross (1)	Net (2)	Gross (1)	Net (2)
Turkey	75.0	73.0	33.0	23.5
Bulgaria	–	–	–	–

(1)	“Gross wells” means the wells in which we held a working interest (operating or non-operating).
(2)	“Net wells” means the sum of the fractional working interests owned in gross wells.

Developed Acreage. The following table sets forth our total gross and net developed acreage as of December 31, 2019:

	Developed Acres
	Gross (1)	Net (2)
Turkey	287,601	216,384
Bulgaria	–	–
Total	287,601	216,384

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage. The following table sets forth our undeveloped land position as of December 31, 2019:

	Undeveloped Acres
	Gross (1)	Net (2)
Turkey	148,787	148,787
Bulgaria	162,800	162,800
Total	311,587	311,587

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

Undeveloped Acreage Expirations. The following table summarizes by year our undeveloped acreage as of December 31, 2019 that is scheduled to expire in the next five years:

	Undeveloped Acres		% of Total Undeveloped Acres
	Gross (1)	Net (2)	Net (2)
2020	119,865	119,865	38.5
2021	-	-	–
2022	-	-	–
2023	28,922	28,922	9.3
2024	-	-	–

(1)	“Gross” means the total number of acres in which we had a working interest.
(2)	“Net” means the sum of the fractional working interests owned in gross acres.

We anticipate that we will be able to extend the license terms for substantially all of our undeveloped acreage in Turkey scheduled to expire in 2020 through the execution of our current work commitments.

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

In 2003, the villagers applied to the Kozluk Civil Court of First Instance in Turkey with seven title survey certificates dating back to Ottoman times. These villagers were granted title registration certificates, and in 2005, these villagers applied to the Kozluk Civil Court of First Instance to enlarge the areas covered by the certificates to approximately 20 square kilometers. Neither we nor, to our knowledge, any ministry in the Turkish government received notice of this court proceeding. Almost all of our production wells at the Selmo oil field lie within this enlarged area. In 2009, the Supreme Court overruled the Kozluk Civil Court of First Instance and directed it to re-examine the case (the “Surface Litigation”). On June 27, 2012, the Kozluk Civil Court of First Instance dismissed the Surface Litigation. The court issued its formal decision on August 8, 2012, and the plaintiffs filed an appeal with the Court of Appeal. The decision was reversed by the Court of Appeal and sent back to the Kozluk Civil Court of First Instance in August 2014. The Court of Appeals ruled that the Kozluk Civil Court of First Instance investigate the merits of the dispute to determine the ownership position of the parties, that TPAO should be added as a party to the litigation, and that the cadastral map sheet depicting the real properties at issue must be investigated.  The parties then appealed to the Court of Appeals for correction of judgment. The file was reversed by the Court of Appeals and sent back to the Kozluk Cadastre Court on May 4, 2015. The Kozluk Cadastre Court merged the Surface Litigation with other similar files and dismissed the Surface Litigation. The plaintiffs then appealed to the Court of Appeals. On March 4, 2018, the Court of Appeals sent the Surface Litigation back to the Kozluk Cadastre Court on the grounds of insufficient examination. The Kozluk Cadastre Court is conducting notification procedures. Upon the completion of the notification procedures, the Surface Litigation will be resent to the Court of Appeals for correction of judgment.

In 2006, the Turkish Forestry Authority filed a claim in the Kozluk Cadastre Court against the villagers for attempting to register land that is registered with the Turkish government as forest. TEMI joined the Turkish government as a plaintiff in that case. On January 15, 2016, the Kozluk Cadastre Court merged this case with the Surface Litigation.

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

Bulgarian Minister of Energy. In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000 in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. In November 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. In January 2019, the Bulgarian Minister of Energy filed an appeal in the Supreme Court of Cassation. The Supreme Court of Cassation held a court hearing on October 21, 2019. Pursuant to a notice on the website of the Supreme Court of Cassation, a ruling was issued on March 10, 2020, by virtue of which the court rejected to admit the appeal of the Minster of Energy. Such ruling should be final; however, it has not been published as of the date hereof, and therefore, we cannot conclusively confirm the ruling.

TUPRAS Litigation. During 2019, we sold $65.8 million of oil to TUPRAS, representing 97.7% of our total revenues. We sell all of our Southeastern Turkey oil to TUPRAS pursuant to a domestic crude oil purchase and sale agreement between TUPRAS and TEMI. The price of the oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. In February 2019, Turkey entered into the Pricing Amendment to change the statutory pricing formula for purchases of Turkish domestic crude oil.

In November 2019, TUPRAS filed a lawsuit against us, and filed similar lawsuits against other domestic oil producers, in the Batman 4th Civil Court of First Instance seeking restitution from TEMI for alleged overpayments resulting from the implementation of the Pricing Amendment plus interest thereon. In addition, TUPRAS claimed that the Pricing Amendment violates the Constitution of the Republic of Turkey and seeks to have the Pricing Amendment cancelled. TEMI is vigorously defending against these allegations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares and Dividends

Our common stock is traded on the NYSE American exchange under the symbol TAT. As of March 20, 2020, we had 62,349,063 common shares issued and outstanding and held by 167 record holders, including nominee holders such as banks and brokerage firms who hold shares for beneficial owners.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored, petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. As of December 31, 2019, we held interests in 365,171 and 162,800 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of March 20, 2020, Mr. Mitchell beneficially owned approximately 49.9% of our outstanding common shares. Persons and entities associated with Mr. Mitchell also owned 739,000 of our Series A Preferred Shares. Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

Recent Oil Price Decline and Going Concern

We incurred a net loss of $5.4 million for the year ended December 31, 2019.  As of December 31, 2019, we had $2.9 million in long-term debt, $17.1 million in short-term debt, $9.7 million in cash and a $2.0 million working capital surplus.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the coronavirus (COVID-19) as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. The current futures forward curve for Brent crude indicates that prices may continue at or near current prices for an extended time. As a result, we have reduced our planned capital expenditures to those necessary for production lease maintenance and those projecting a return on invested capital at current prices. In order to mitigate the impact of reduced prices on our 2020 cash flows and liquidity, we plan to implement cost reduction measures to reduce our operating costs and general and administrative expenses. In connection therewith, we intend to prioritize funding operating expenditures over general and administrative expenditures, whenever possible.

Notwithstanding these measures, there remain risks and uncertainties regarding our ability to generate sufficient revenues at current oil prices to pay our debt obligations and accounts payable when due.   As a result, there is substantial doubt about our ability to continue as a going concern.

Management believes the going concern assumption to be appropriate for these consolidated financial statements.  If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses and in the balance sheet classifications used in these consolidated financial statements

2019 Financial and Operational Performance

•	We derived 98.3% of our revenues from the production of oil and 1.7% of our revenues from the production of natural gas during the year ended December 31, 2019.
~~•~~

Total oil and natural gas sales revenues decreased 4.9% to $66.8 million for in 2019, compared to $70.3 million in 2018. The decrease was primarily the result of a decrease in our average realized price which decreased $2.19 to $64.39 per Boe in 2019 compared to $66.58 per Boe in 2018, resulting in a $2.3 million decrease in revenue.  Additionally, revenues decreased $1.1 million due to a decrease in our sales volumes of 17 Mboe.

•	Sales volumes were 1,005 Mbbls of oil and 198 Mmcf of natural gas in 2019, as compared to 1,020 Mbbls of oil and 212 Mmcf of natural gas in 2018.
•	In 2019, we incurred $31.0 million in total capital expenditures, including license acquisition, seismic and corporate expenditures, as compared to $23.7 million in total capital expenditures in 2018.
•

As of December 31, 2019, we had $2.9 million in long-term debt, $17.1 million in short-term debt and $46.1 million in Series A Preferred Shares, as compared to no long-term debt, $22.0 million in short-term debt and $46.1 million Series A Preferred Shares as of December 31, 2018.

2019 Operations

Southeastern Turkey

Molla

We reprocessed approximately 1,023 square kilometers of 3D seismic to better evaluate our acreage.

Yeniev Field. We drilled the Yeniev-4 well to a total measured depth of 9,520 feet for a drilling cost of approximately $2.5 million. We successfully recovered 84 feet of core from the Bedinan sandstone. The well was completed naturally in the Bedinan sandstone with an unstimulated initial production rate of 167 Bbl/d.

We drilled the Yeniev-5 well to a total measured depth of 7,060 feet for a drilling cost of approximately $2.0 million. We successfully recovered 159 feet of core from two intervals within the Mardin, both of which showed live streaming oil on the cores. The well was completed in the Mardin formation with an initial production rate of 75 Bbl/d.

We drilled the Yeniev-6 well to a total measured depth of 9,650 feet for a drilling cost of approximately $3.0 million. The well was completed in the Bedinan sandstone with an unstimulated initial production rate of 110 Bbl/d, which increased to 135 Bbl/d following stimulation.

Bahar Field. We drilled the Southeast Bahar-1 well to a total measured depth of 11,000 feet for a drilling cost of approximately $5.0 million. Oil shows were observed in both the Bedinan and Mardin formations. The well was completed in the Bedinan sandstone with an initial production rate of 71 Bbl/d. After a production test period the Bedinan was temporarily suspended to test uphole oil shows in the Hazro and Mardin formations. Completions operations are ongoing.

We drilled the Bahar-12 well to a total measured depth of 10,790 feet for a drilling cost of approximately $4.2 million. We successfully recovered a total of 274 feet of core from intervals within the Bedinan and Hazro formations. A three-stage Bedinan stimulation was executed. The well had an initial production rate of 382 Bbl/d flowing naturally.

Bati-Yasince Field. We redrilled the Bati-Yasince-1 well to a total measured depth of 8,628 feet for a drilling cost of approximately $1.3 million. We tested several intervals within the Hazro and Mardin but were unable to establish commercial production.

Blackeye Field. We drilled the Blackeye-1 well to a total measured depth of 11,105 feet for a drilling cost of approximately $2.8 million. The well encountered oil shows in the Hazro, Mardin, and Bedinan formations. The well was completed in the Hazro formation with an initial production rate of 34 Bbl/d.

Arpatepe Field. We engaged in technical design and planning of a waterflood of the Arpatepe field.  Following completion of the design and planning, we along with our partners, have approved the implementation of full field water development.

Selmo

We re-entered the Selmo-1 well for a cost of approximately $0.8 million. During a short-term flow test of a previously untested interval, the well tested 29 Bbl/d of 45.6 API condensate along with 8.5 Mmcf/d of natural gas containing a high carbon dioxide percentage component. The well was suspended following the production test.

Northwestern Turkey

We reprocessed approximately 715 square kilometers of 3D seismic to better evaluate our acreage.

We drilled the Karli-1 well to a total measured depth of 1,289 feet for a drilling cost of approximately $0.3 million. While the shallow gas horizon proved non-productive, the well may be deepened at a later time.

Bulgaria

We reentered the Deventci R-1 well and executed a side-track to a total depth of 16,450 feet for a drilling cost of approximately $6.3 million. Although we encountered the targeted formations, tests did not indicate commercial quantities of reservoir quality rock, and we plugged and abandoned the well.

Current Operations

Southeastern Turkey

Molla

During 2020, we plan to continue our recompletion, workover, and production optimization plans in our producing fields, including Bahar, Yeniev, Goksu, Pinar, Southeast Bahar, Catak, and Karagoz. Drilling additional wells will be dependent on oil prices.

Bahar Field. In the first quarter of 2020, we started construction of phase II electrification of the Bahar field to replace diesel generated power with gas generated power, which will be distributed to each well in the field. The phase II electrification is expected to be completed and operational in the second quarter of 2020.

Goksu Field. We whipstocked the Goksu-4H well in January 2020. The well was re-drilled to a total depth of 5,720 feet. Although we encountered high permeability in the Mardin formation, tests did not indicate commercial quantities of oil.

Arpatepe Field. In the first quarter of 2020, we started implementation of a full field waterflood of the Arpatepe field. We plan to recomplete four wells in the field as water injection wells and one well as a water source well. Additionally, we plan to build a central facility and gathering system to handle increased volumes.

Selmo

During 2020, we plan to continue our recompletion, workover, and production optimization operations in the Selmo field.

Bulgaria

We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for 2020 to range between $2.5 million and $15.0 million. We expect net field capital expenditures during 2020 to include between $1.0 million and $9.0 million in drilling and completion expense for between one and five planned wells, between $1.0 million and $3.0 million for recompletions, between $1.0 million and $2.0 million implementing a waterflood in the Bedinan sandstone in the Arpatepe field, and approximately $1.0 million in facilities upgrades to our natural gas power generation infrastructure. Our projected 2020 capital expenditure budget is subject to change.

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

Oil and Gas Reserves. The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged DeGolyer and MacNaughton, our independent reserve engineers, to independently evaluate our Turkey and Bulgaria properties that result in estimates for all of our estimated proved reserves at December 31, 2019.

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

Other Recent Accounting Pronouncements and Reporting Rules.

     In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. The new standard became effective for us beginning with the first quarter of 2019. We adopted the accounting standard using a prospective transition approach, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. On January 1, 2019 we recognized $2.7 million of additional right-of-use assets and liabilities on our consolidated balance sheets.

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

     In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC Topic 815. The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU became effective for fiscal years beginning after December 15, 2018 and for interim periods therein.  The new standard does not impact accounting for derivatives that are not designated as accounting hedges. We do not currently account for any of our derivative position as accounting hedges.

     In June 2018, the FASB issued ASU 2018-07, Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting.  This update applied the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update became effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted this standard effective January 1, 2019. The adoption of this update had no impact on our consolidated financial statements and results of operations.

     In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather Topic 842, Leases. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not believe the adoption of this standard will have an impact on its consolidated financial statements.

     In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. This update removes certain exceptions to the general principles in Topic 740 and provides clarifications related to certain franchise taxes, transactions with a government that result in a step-up in the tax basis of goodwill, allocation of current and deferred income tax expense and the annual effective tax rate.  This update is effective January 1, 2021.  We are currently assessing the potential impact of this update on our consolidated financial statements and results of operations.

     We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Results of Operations—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,		Change
	2019	2018	2019-2018
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	1,005	1,020	(15)
Natural gas (Mmcf)	198	212	(14)
Total production (Mboe)	1,038	1,055	(17)
Average daily sales volumes (Boepd)	2,844	2,892	(48)
Average prices:
Oil (per Bbl)	$65.34	$67.84	$(2.50)
Natural gas (per Mcf)	$5.88	$5.01	$0.87
Oil equivalent (per Boe)	$64.39	$66.58	$(2.19)
Revenues:
Oil and natural gas sales	$66,829	$70,268	$(3,439)
Other	551	521	30
Total revenues	67,380	70,789	(3,409)
Costs and expenses:
Production	11,674	10,769	905
Transportation costs	5,101	4,665	436
Exploration, abandonment and impairment	6,267	401	5,866
Seismic and other exploration	330	489	(159)
General and administrative	11,785	14,719	(2,934)
Depletion	12,702	13,387	(685)
Depreciation and amortization	525	672	(147)
Interest and other expense	10,667	10,048	619
Foreign exchange loss	4,569	10,292	(5,723)
Deferred income tax expense	5,775	6,854	(1,079)
(Loss) gain on commodity derivative contracts:
Cash settlements on derivative contracts	-	(4,012)	4,012
Change in fair value on derivative contracts	(966)	2,215	(3,181)
Total loss on derivative contracts	(966)	(1,797)	831
Oil and natural gas costs per Boe:
Production	$9.85	$8.93	$0.92
Depletion	$10.71	$11.10	$(0.39)

Oil and Natural Gas Sales. Total oil and natural gas sales decreased to $66.8 million in 2019 compared to $70.3 million in 2018. The $3.4 million decrease was primarily a result of a decrease in our average realized price by $2.19 to $64.39 per Boe in 2019, compared to $66.58 per Boe in 2018, resulting in a $2.3 million decrease in revenue. Additionally, revenues decreased $1.1 million due to a decrease in sales volumes of 17 Mboe.  Our sales of oil are denominated in U.S. Dollars and are not impacted by foreign exchange rates.

Production. Production expenses in 2019 increased to $11.7 million or $9.85 per Boe, compared to $10.8 million or $8.93 per Boe in 2018.  The $0.9 million increase was primarily due to increased costs for electricity, rental equipment, diesel fuel consumption and repairs and maintenance compared to the same period in 2018.

Transportation and Processing. Transportation and processing expense increased to $5.1 million in 2019 compared to $4.7 million in 2018. The increase was due to an increase in the service cost per barrel as compared to 2018.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment costs increased to $6.3 million in 2019, compared to $0.4 million in 2018.  The increase was primarily due to the exploratory dry hole write-off of the Deventci R-1 well.

Seismic and Other Exploration. Seismic and other exploration costs decreased to $0.3 million in 2019, compared to $0.5 million in 2018. The decrease was primarily due to lower seismic acquisition activities conducted during 2019.

General and Administrative. General and administrative expense decreased $2.9 million to $11.8 million in 2019, compared to $14.7 million in 2018. The decrease was primarily due to decreases in wages and professional fees associated with the evaluation of strategic alternatives in 2018.

Depletion. Depletion expense decreased to $12.7 million or $10.71 per Boe in 2019, compared to $13.4 million or $11.10 per Boe in 2018. The decrease was due primarily to a reduction in our sales volumes year-over-year.

Interest and Other Expense. Interest and other expense increased to $10.7 million in 2019, compared to $10.0 million in 2018. The increase was primarily due to a higher average interest rates during 2019 as compared to 2018.

Foreign Exchange Loss. We recorded a foreign exchange loss of $4.6 million in 2019, compared to $10.3 million in 2018. The change in foreign exchange is primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the U.S.Dollar to the TRY increases our foreign exchange loss. The decrease in foreign exchange loss in 2019 was due to a 13.0% devaluation of the TRY compared to the U.S. Dollar in 2019, compared to a 39.5% devaluation during 2018 and was partially offset by fluctuations in our U.S. Dollar denominated balances in Turkey. At December 31, 2019, the exchange rate was 5.9402 as compared to 5.2609 at December 31, 2018.

Deferred Income Tax Expense. Deferred income tax expense decreased to an expense of $5.8 million in 2019, compared to a $6.9 million expense in 2018.  The decrease was primarily due to changes in our deferred tax liabilities related to our permanent reinvestment assertion in Turkey and changes in temporary differences between our U.S. GAAP and statutory balances in Turkey.

Loss on Commodity Derivative Contracts. During 2019, we recorded a net loss on derivative contracts of $1.0 million, compared to $1.8 million in 2018.  In 2019, we recorded a $1.0 million gain to mark our commodity derivative contracts to their fair value.  In 2018, we recorded a $4.0 million loss on settled contracts and a $2.2 million gain to mark our commodity derivative contracts to their fair value.

Capital Expenditures

In 2019, we incurred $31.0 million in total capital expenditures, including license acquisition, seismic and corporate expenditures from operations, compared to $23.7 million for 2018.

We expect our net field capital expenditures for 2020 to range between $2.5 million and $15.0 million. We expect net field capital expenditures during 2020 to include between $1.0 million and $9.0 million in drilling and completion expense for between one and five planned wells, between $1.0 million and $3.0 million for recompletions, between $1.0 million and $2.0 million implementing a waterflood in the Bedinan sandstone in the Arpatepe field, and approximately $1.0 million in facilities upgrades to our natural gas power generation infrastructure. Our projected 2020 capital expenditure budget is subject to change.

Liquidity and Capital Resources

Our primary sources of liquidity for 2019 were our cash and cash equivalents, cash flow from operations and borrowings under the 2019 Term Loan. At December 31, 2019, we had cash and cash equivalents of $9.7 million, $2.9 million in long-term debt, $17.1 million in short-term debt and a working capital surplus of $2.0 million, compared to cash and cash equivalents of $9.9 million, no long-term debt, $22.0 million in short-term debt and a working capital surplus of $2.5 million at December 31, 2018.

During 2019, we repaid the 2017 Term Loan and the 2018 Term Loan (each as defined below) in full in accordance with their terms. In addition, we entered into the 2019 Term Loan under our general credit agreement with DenizBank (the “Credit Agreement”).

Net cash provided by operations during 2019 was $33.2 million, an increase from net cash provided by operations of $28.7 million in 2018, primarily due to a decrease in cash settlements on our commodity derivative contracts and a decrease in our general and administrative expenses, which was partially offset by a decrease in our oil and natural gas revenues.

Net cash used in investing activities during 2019 was $30.8 million, compared to net cash used in investing activities of $26.5 million in 2018, primarily due to an increase in additions of oil and gas properties in 2019 compared to the same period in 2018.

Net cash used in financing activities was $1.1 million in 2019, compared to net cash used in financing activities of $6.6 million in 2018.  The decrease was primarily due to a decrease in our net debt borrowings and repayments in 2019 compared to the same period in 2018.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the coronavirus (COVID-19) as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. The current futures forward curve for Brent crude indicates that prices may continue at or near current prices for an extended time. As a result, we have reduced our planned capital expenditures to those necessary for production lease maintenance and those projecting a return on invested capital at current prices. In order to mitigate the impact of reduced prices on our 2020 cash flows and liquidity, we plan to implement cost reduction measures to reduce our operating costs and general and administrative expenses. In connection therewith, we intend to prioritize funding operating expenditures over general and administrative expenditures, whenever possible.

On March 9, 2020, we unwound our commodity derivative contracts with respect to our future crude oil production. See “Item 1. Business—Recent Developments.” In connection with these transactions, we received approximately $6.5 million. We used these proceeds to pay down the 2019 Term Loan, which left approximately $10.6 million outstanding under the 2019 Term Loan.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude, and the price remains volatile and unpredictable.  At current prices for Brent crude, our current liquidity position is constrained and is forecast to worsen during 2020 as revenues are insufficient to meet our ordinary course expenditures and debt obligations. Our management is actively pursuing improving our working capital position and/or reducing our future debt service obligations in order to remain a going concern for the foreseeable future.

As of December 31, 2019, we had $20.0 million of debt and $46.1 million of Series A Preferred Shares outstanding, which we discuss below.

Series A Preferred Shares. As of December 31, 2019 and 2018 we had 921,000 Series A Preferred Shares.  The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares.  As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheet.

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on March 31, June 30, September 30, and December 31 of each year.  The holders of the Series A Preferred Shares are also entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis.  For 2019, we paid $1.4 million in cash and issued 9,507,092 common shares as dividends on the Series A Preferred Shares.

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

2017 Term Loan. On November 17, 2017, DenizBank entered into a $20.4 million term loan (the “2017 Term Loan”) with TEMI under the Credit Agreement.

The 2017 Term Loan bore interest at a fixed rate of 6.0% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2017 Term Loan had a grace period which bore no interest or payments due until July 2018. Thereafter, the 2017 Term Loan was payable in one monthly installment of $1.38 million, nine monthly installments of $1.2 million each through April 2019 and thereafter in eight monthly installments of $1.0 million each through December 2019, with the exception of one monthly installment of $1.2 million occurring in October 2019.  The 2017 Term Loan matured in December 2019.

On December 30, 2019, we repaid the 2017 Term Loan in full in accordance with its terms.

2018 Term Loan. On May 28, 2018, DenizBank entered into a $10.0 million term loan (the “2018 Term Loan”) with TEMI under the Credit Agreement.

The 2018 Term Loan bore interest at a fixed rate of 7.25% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2018 Term Loan had a grace period through July 2018 during which no payments were due. Thereafter, accrued interest on the 2018 Term Loan was payable monthly and the principal on the 2018 Term Loan was payable in five monthly installments of $0.2 million each through December 2018, four monthly installments of $0.5 million each through April 2019, four monthly installments of $1.0 million each through August 2019, and four monthly installments of $0.75 million each through December 2019. The 2018 Term Loan matured in December 2019.

On December 30, 2019, we repaid the 2018 Term Loan in full in accordance with its terms.

2019 Term Loan. On February 22, 2019, DenizBank entered into a $20.0 million term loan (the “2019 Term Loan”) with TEMI under the Credit Agreement.

The 2019 Term Loan bears interest at a fixed rate of 7.5% (plus 0.375% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2019 Term Loan had a grace period through December 2019 during which no payments were due. Thereafter, accrued interest on the 2019 Term Loan is payable monthly, and the principal on the 2019 Term Loan is payable in 14 monthly installments of $1.4 million each. The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by and Petrogas, Amity Oil International Pty Ltd (“Amity”), Talon Exploration, Ltd. (“Talon Exploration”), DMLP, Ltd. (“DMLP”), and TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”).

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

The 2019 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Turizm Yatirim ve Isletmeleri A.S. (“Gundem”), (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2019 Term Loan.

At December 31, 2019, we had $20.0 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan. On March 9, 2020, we unwound our commodity derivative contracts with respect to our future crude oil production. See “Item 1. Business—Recent Developments.” In connection with these transactions, we received approximately $6.5 million. We used these proceeds to pay down the 2019 Term Loan, which left approximately $10.6 million outstanding under the 2019 Term Loan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2019.

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

As of December 31, 2019, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Our management, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required in response to this Item 10 is contained under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K. Other information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

1.	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operation and Comprehensive Loss for the years ended December 31, 2019 and 2018
Consolidated Statements of Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
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

3.5

Memorandum of Increase of Share Capital of TransAtlantic Petroleum Ltd., dated July 2017 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K dated December 31, 2018, filed with the SEC on March 26, 2019).

4.1

Amended and Restated Registration Rights Agreement, dated December 30, 2008, by and between TransAtlantic Petroleum Corp. and Riata Management, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2008, filed with the SEC on January 6, 2009).

4.2	Specimen Common Share certificate (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 4, 2014, filed with the SEC on March 6, 2014).

4.3*	Description of TransAtlantic Petroleum Ltd.’s common stock.

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

10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 13, 2011, filed with the SEC on July 19, 2011).

10.5

Master Services Agreement, dated March 3, 2016, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 29, 2016, filed with the SEC on March 4, 2016).

10.6

Form of General Credit Agreement, dated August 23, 2016, by and among DenizBank A.S., TransAtlantic Exploration Mediterranean International Pty Ltd, TransAtlantic Turkey, Ltd., DMLP, Ltd. and Talon Exploration, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q dated September 30, 2016, filed with the SEC on November 9, 2016).

10.7

Note Amendment Agreement, dated April 19, 2016, by and among TransAtlantic Petroleum Ltd., Dalea Partners, LP., and N. Malone Mitchell 3rd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.8

Amended and Restated Promissory Note, dated April 19, 2016, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 19, 2016, filed with the SEC on April 22, 2016).

10.9

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

10.11

Gundem Pledge Fee Agreement, dated August 31, 2016, by and between Gundem Turizm Yatirim Ve Isletmeleri A.S. and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2017).

10.12

Diyarbakir Pledge Fee Agreement, dated August 31, 2016, by and among Mr. Mitchell, Mr. Uras and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2017).

10.13

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

10.15	Form of Retention Incentive Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2018, filed with the SEC on April 6, 2018).

10.16

Term Credit Contract, dated May 28, 2018, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and DenizBank A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2018, filed with the SEC on June 1, 2018).

10.17

Sublease Agreement, dated August 7, 2018 and effective June 14, 2018, by and between TransAtlantic Petroleum (USA) Corp. and Longfellow Energy, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2018, filed with the SEC on August 7, 2018).

10.18

Term Loan Contract, dated February 22, 2019, by and between TransAtlantic Exploration Mediterranean International Pty Ltd and DenizBank A.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2019, filed with the SEC on February 28, 2019).

10.19

Amendment No. 1 to the Amended and Restated Promissory Note, dated February 28, 2019, by and between the Company and Dalea Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2019, filed with the SEC on February 28, 2019).

10.20

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

10.22	TransAtlantic Petroleum Ltd. 2019 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 18, 2019).

10.23	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 4, 2019, filed with the SEC on June 7, 2019).

10.24

Amendment No. 1 to the Pledge Agreement, dated June 28, 2019, by and between TransAtlantic Petroleum Ltd. and Dalea Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2019, filed with the SEC on June 28, 2019).

10.25*	Pledge Fee Agreement, dated November 28, 2017, by and between Selami Erdem Uras and TransAtlantic Petroleum Ltd.

10.26*	Diyarbakir Amended Yard Lease Agreement, effective as of January 1, 2019, by and between Selami Erdem Uras and TransAtlantic Exploration Med. Int. Pty. Ltd. Merkezi Avustralya Turkiye Ankara Subesi

10.27*	Thrace “Gundem Property” Yard Lease Agreement, effective as of July 1, 2018, by and between Gundem Yatirim ve Ticaret A.S. and TransAtlantic Turkey Ltd. Turkiye Ankara Subesi

21.1*	Subsidiaries of the Company.

23.1*	Consent of RBSM LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Accounting and Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of DeGolyer and MacNaughton, dated March 3, 2020.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2020

TRANSATLANTIC PETROLEUM LTD.

/S/ N. MALONE MITCHELL 3rd
N. Malone Mitchell 3rd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ N. MALONE MITCHELL 3rd	Chairman and Chief Executive Officer	March 25, 2020
N. Malone Mitchell 3rd	(Principal Executive Officer)

/S/ MICHAEL P. HILL	Chief Accounting Officer	March 25, 2020
Michael P. Hill	(Principal Financial Officer and Principal Accounting Officer)

/S/ BOB G. ALEXANDER	Director	March 25, 2020
Bob G. Alexander

/S/ CHARLES J. CAMPISE	Director	March 25, 2020
Charles J. Campise

/S/ JONATHON T. FITE	Director	March 25, 2020
Jonathon T. Fite

/S/ H. Lee Muncy	Director	March 25, 2020
H. Lee Muncy

/S/ GREGORY K. RENWICK	Director	March 25, 2020
Gregory K. Renwick

/S/ MEL G. RIGGS	Director	March 25, 2020
Mel G. Riggs

/S/ RANDY I. ROCHMAN	Director	March 25, 2020
Randy I. Rochman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Transatlantic Petroleum Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Transatlantic Petroleum Ltd. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and comprehensive loss and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring net losses and had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Change in Accounting Principle

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using a prospective transition approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP
We have served as the Company’s auditor since 2018.
New York, NY
March 25, 2020

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(in thousands of U.S. Dollars, except share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,664	$9,892
Accounts receivable, net
Oil and natural gas sales	13,299	12,912
Joint interest and other	1,218	982
Related party	561	878
Prepaid and other current assets	12,375	8,696
Note receivable - related party	–	5,828
Inventory	7,091	5,167
Total current assets	44,208	44,355
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	167,948	163,006
Unproved	12,978	15,695
Equipment and other property	10,202	14,408
	191,128	193,109
Less accumulated depreciation, depletion and amortization	(106,610)	(105,850)
Property and equipment, net	84,518	87,259
Other long-term assets:
Other assets	3,827	986
Note receivable - related party	3,951	–
Total other assets	7,778	986
Total assets	$136,504	$132,600

LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,555	$3,896
Accounts payable - related party	4,262	2,922
Accrued liabilities	15,244	13,073
Derivative liability	966	–
Loans payable	17,143	22,000
Total current liabilities	42,170	41,891
Long-term liabilities:
Asset retirement obligations	4,749	4,667
Accrued liabilities	10,370	7,259
Deferred income taxes	22,728	20,314
Loans payable	2,857	–
Total long-term liabilities	40,704	32,240
Total liabilities	82,874	74,131
Commitments and contingencies
Series A preferred shares, $0.01 par value, 100,000 shares authorized; 100,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2019 and 426,000 shares authorized; 426,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2018	5,000	21,300
Series A preferred shares-related party, $0.01 par value, 821,000 shares authorized; 821,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2019 and 495,000 shares authorized; 495,000 shares issued and outstanding with a liquidation preference of $50 per share as of December 31, 2018	41,050	24,750
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 62,230,058 shares and 52,413,588 shares issued and outstanding as of December 31, 2019 and 2018, respectively	6,223	5,241
Treasury shares	(970)	(970)
Additional paid-in-capital	582,359	577,488
Accumulated other comprehensive loss	(147,347)	(142,021)
Accumulated deficit	(432,685)	(427,319)
Total shareholders' equity	7,580	12,419
Total liabilities, Series A preferred shares and shareholders' equity	$136,504	$132,600

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended December 31, 2019 and 2018

(U.S. Dollars and shares in thousands, except per share amounts)

	2019	2018
Revenues:
Oil and natural gas sales	$66,829	$70,268
Other	551	521
Total revenues	67,380	70,789
Costs and expenses:
Production	11,674	10,769
Transportation costs	5,101	4,665
Exploration, abandonment and impairment	6,267	401
Seismic and other exploration	330	489
General and administrative	11,785	14,719
Depreciation, depletion and amortization	13,227	14,059
Accretion of asset retirement obligations	213	174
Total costs and expenses	48,597	45,276
Operating income	18,783	25,513
Other (expense) income:
Interest and other expense	(10,667)	(10,048)
Interest and other income	947	1,082
Loss on commodity derivative contracts	(966)	(1,797)
Foreign exchange loss	(4,569)	(10,292)
Total other expense	(15,255)	(21,055)
Income before income taxes	3,528	4,458
Current income tax expense	(3,119)	(2,820)
Deferred income tax expense	(5,775)	(6,854)
Net loss	(5,366)	(5,216)
Other comprehensive loss:
Foreign currency translation adjustment	(5,326)	(17,255)
Comprehensive loss	$(10,692)	$(22,471)

Net loss per common share:
Basic net loss per common share	$(0.10)	$(0.10)
Weighted average common shares outstanding	55,134	50,505
Diluted net loss per common share	$(0.10)	$(0.10)
Weighted average common and common equivalent shares outstanding	55,134	50,505

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity

For the Years ended December 31, 2019 and 2018

(U.S. Dollars and shares in thousands)

							Accumulated
						Additional	Other		Total
	Common	Treasury		Common	Treasury	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Shares	Warrants	Shares (at par)	Stock	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	50,319	333	699	$5,032	$(970)	$575,412	$(124,766)	$(422,103)	$32,605
Issuance of common shares	1,808	–	–	181	–	1,660	–	–	1,841
Issuance of restricted stock units	286	–	–	28	–	(28)	–	–	-
Expiration of warrants	–	–	(699)	–	–	–	–	–	-
Tax withholding on restricted stock units	–	–	–	–	–	(11)	–	–	(11)
Share-based compensation	–	–	–	–	–	455	–	–	455
Foreign currency translation adjustment	–	–	–	–	–	–	(17,255)	–	(17,255)
Net loss	–	–	–	–	–	–	–	(5,216)	(5,216)
Balances at December 31, 2018	52,413	333	–	$5,241	$(970)	$577,488	$(142,021)	$(427,319)	$12,419
Issuance of common shares	9,507	–	–	950	–	4,576	–	–	5,526
Issuance of restricted stock units	310	–	–	32	–	(32)	–	–	-
Tax withholding on restricted stock units	–	–	–	–	–	(92)	–	–	(92)
Share-based compensation	–	–	–	–	–	419	–	–	419
Foreign currency translation adjustment	–	–	–	–	–	–	(5,326)	–	(5,326)
Net loss	–	–	–	–	–	–	–	(5,366)	(5,366)
Balances at December 31, 2019	62,230	333	–	$6,223	$(970)	$582,359	$(147,347)	$(432,685)	$7,580

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2019 and 2018

(in thousands of U.S. Dollars)

	2019	2018
Operating activities:
Net loss	$(5,366)	$(5,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	419	455
Foreign currency loss	5,136	13,299
Loss on commodity derivative contracts	966	1,797
Cash settlement on commodity derivative contracts	–	(4,012)
Amortization on loan financing costs	41	42
Interest on Series A Preferred Shares paid in common shares	5,526	1,842
Deferred income tax expense	5,775	6,854
Exploration, abandonment and impairment	6,267	401
Depreciation, depletion and amortization	13,227	14,059
Accretion of asset retirement obligations	213	174
Changes in operating assets and liabilities:
Accounts receivable	(1,102)	(1,358)
Prepaid expenses and other assets	(7,013)	(6,673)
Accounts payable and accrued liabilities	9,114	7,031
Net cash provided by operating activities	33,203	28,695
Investing activities:
Additions to oil and natural gas properties	(29,348)	(23,517)
Additions to equipment and other properties	(1,482)	(3,015)
Net cash used in investing activities	(30,830)	(26,532)
Financing activities:
Tax withholding on restricted share units	(92)	(11)
Note receivable - related party	1,000	–
Loan proceeds	20,605	10,000
Loan repayment	(22,605)	(16,625)
Net cash used in financing activities	(1,092)	(6,636)
Effect of exchange rate on cash flows, cash equivalents and restricted cash	(1,504)	(5,931)
Net decrease in cash, cash equivalents and restricted cash	(223)	(10,404)
Cash, cash equivalents and restricted cash, beginning of year (1)	10,027	20,431
Cash, cash equivalents and restricted cash, end of year (2)	$9,804	$10,027
Supplemental disclosures:
Cash paid for interest	$4,151	$7,917
Cash paid for taxes	$3,436	$3,239

(1)

The balance at January 1, 2018 includes cash and cash equivalents of $18.9 million and restricted cash of $1.5 million in other assets.  The balance at January 1, 2019 includes cash and cash equivalents of $9.9 million and restricted cash of $0.1 million in other assets.

(2)

The end of period balance at December 31, 2018 includes cash and cash equivalents of $9.9 million and restricted cash of $0.1 million in other assets. The end of period balance at December 31, 2019 includes cash and cash equivalents of $9.7 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Notes to Consolidated Financial Statements

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, have stable governments, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of March 20, 2020, N. Malone Mitchell 3rd beneficially owned approximately 49.9% our outstanding common shares. Persons and entities associated with Mr. Mitchell also owned 739,000 of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

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

We incurred a net loss of $5.4 million for the year ended December 31, 2019.  As of December 31, 2019, we had $2.9 million in long-term debt, $17.1 million in short-term debt, $9.7 million in cash and a $2.0 million working capital surplus.

Recent Oil Price Decline

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the coronavirus (COVID-19) as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. The current futures forward curve for Brent crude indicates that prices may continue at or near current prices for an extended time. As a result, we have reduced our planned capital expenditures to those necessary for production lease maintenance and those projecting a return on invested capital at current prices. In order to mitigate the impact of reduced prices on our 2020 cash flows and liquidity, we plan to implement cost reduction measures to reduce our operating costs and general and administrative expenses. In connection therewith, we intend to prioritize funding operating expenditures over general and administrative expenditures, whenever possible.

Notwithstanding these measures, there remain risks and uncertainties regarding our ability to generate sufficient revenues at current oil prices to pay our debt obligations and accounts payable when due. As a result, there is substantial doubt about our ability to continue as a going concern.

Management believes the going concern assumption to be appropriate for these consolidated financial statements.  If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses and in the balance sheet classifications used in these consolidated financial statements.

3. Significant accounting policies

Basis of preparation

Our reporting standard for the presentation of our consolidated financial statements is U.S. GAAP. The consolidated financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts receivable, net

We have receivables for sales of oil and natural gas, as well as receivables related to joint interest accounts, which have a contractual maturity of one year or less.  An allowance for doubtful accounts has been established based on management’s review of the collectability of the receivables in light of historical experience, the nature and volume of the receivables and other subjective factors.  Accounts receivable are charged against the allowance, upon approval by management, when they are deemed uncollectible.  Our allowance for doubtful accounts was $0.1 million and $0.5 million at December 31, 2019 and 2018, respectively.

Cash and cash equivalents

Cash and cash equivalents include term deposits and investments with original maturities of three months or less at the date of purchase. We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We determine the appropriate classification of our investments in cash and cash equivalents and marketable securities at the time of purchase and reevaluate such designation at each balance sheet date.

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

Revenue recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), under the modified retrospective method.  Under this method, we recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no adjustment was required as a result of adopting the new revenue standard.  Results for reporting periods beginning after January 1, 2018 are presented under the new standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. We believe our business processes, systems, and controls are appropriate to support recognition and disclosure under ASU 2014-09. The adoption of ASU 2014-09 did not have any impact to our net income.

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration we expect to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

During the years ended December 31, 2019 and 2018, we sold $65.8 million and $68.2 million, respectively, of oil to Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, which represented approximately 97.7%, and 96.4% of our total revenues, respectively.

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

Series A Preferred Shares

On November 4, 2016, we issued 921,000 shares of 12.0% Series A Convertible Redeemable Preferred Shares (the “Series A Preferred Shares”).  All of the Series A Preferred Shares were issued at a value of $50.00 per share. As the shares can be redeemed, they have been classified outside of equity (see Note 5 “Series A Preferred Shares”).

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

As of December 31, 2019 and 2018, we have recorded a $6.8 million and $6.7 million liability, respectively, primarily due to uncertain tax positions related to the unwinding of all of our crude oil hedge collars and three-way contracts, which are included in long-term accrued liabilities on our consolidated balance sheet.

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

4. New accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. The new standard became effective for us beginning with the first quarter of 2019. We adopted the accounting standard using a prospective transition approach, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. On January 1, 2019 we recognized $2.7 million of additional right-of-use assets and liabilities on our consolidated balance sheets.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC Topic 815. The new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU became effective for fiscal years beginning after December 15, 2018 and for interim periods therein.  The new standard does not impact accounting for derivatives that are not designated as accounting hedges. We do not currently account for any of our derivative position as accounting hedges.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting.  This update applied the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update became effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted this standard effective January 1, 2019. The adoption of this update had no impact on our consolidated financial statements and results of operations.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather Topic 842, Leases. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not believe the adoption of this standard will have an impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. This update removes certain exceptions to the general principles in Topic 740 and provides clarifications related to certain franchise taxes, transactions with a government that result in a step-up in the tax basis of goodwill, allocation of current and deferred income tax expense and the annual effective tax rate.  This update is effective January 1, 2021.  We are currently assessing the potential impact of this update on our consolidated financial statements and results of operations.

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

5. Series A Preferred Shares

Series A Preferred Shares

On November 4, 2016, we issued 921,000 Series A Preferred Shares.  All of the Series A Preferred Shares were issued at a value of $50.00 per share. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares.  As a result, under U.S GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheet.  As of December 31, 2019, there were $5.0 million of Series A Preferred Shares and $41.1 million of Series A Preferred Shares – related party outstanding (see Note 16 “Related party transactions”).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly, on June 30, September 30, December 31, and March 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis.  For the year ended December 31, 2018, we paid $4.0 million in cash and issued 1,808,001 common shares as dividends on the Series A Preferred Shares. For the year ended December 31, 2019, we paid $1.4 million in cash and issued 9,507,092 common shares as dividends on the Series A Preferred Shares.

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

6. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	2019	2018
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$167,446	$162,494
Bulgaria	502	512
Total oil and natural gas properties, proved	167,948	163,006
Oil and natural gas properties, unproved:
Turkey	12,978	14,965
Bulgaria	-	730
Total oil and natural gas properties, unproved	12,978	15,695
Gross oil and natural gas properties	180,926	178,701
Accumulated depletion	(101,232)	(100,582)
Net oil and natural gas properties	$79,694	$78,119

At December 31, 2019 and 2018, we excluded $0.2 million and $0.5 million, respectively, of costs from the depletion calculation for development wells in progress.

At December 31, 2019, the capitalized costs of our oil and natural gas properties included $5.0 million relating to acquisition costs of proved properties, which are being amortized by the unit-of-production method using total proved reserves, and $63.8 million relating to well costs and additional development costs, which are being amortized by the unit-of-production method using proved developed reserves.

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

During the year ended December 31, 2019, we recorded $6.3 million of exploratory dry-hole costs which were primarily measured using Level 3 inputs.

During the year ended December 31, 2018, we recorded $0.3 million of impairment of proved properties and exploratory well costs which were primarily measured using Level 3 inputs.

Capitalized costs greater than one year

As of December 31, 2019 and 2018, there were no capitalized exploratory well costs greater than one year.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	2019	2018
	(in thousands)
Other equipment	$1,121	$1,240
Land	132	149
Inventory	3,209	6,791
Gas gathering system and facilities	172	194
Vehicles	304	336
Leasehold improvements, office equipment and software	5,264	5,698
Gross equipment and other property	10,202	14,408
Accumulated depreciation	(5,378)	(5,268)
Net equipment and other property	$4,824	$9,140

At December 31, 2019 and 2018, we classified $7.1 million and $5.2 million of inventory, respectively, as a current asset, which represents our expected inventory consumption during the next twelve months.  We classify the remainder of our materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At December 31, 2019 and 2018, we excluded $10.3 million and $12.0 million of inventory, respectively, from depreciation, as the inventory had not been placed into service.

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

Commodity price derivatives

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our oil derivative contracts are settled based upon Brent crude oil pricing. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of operations and comprehensive loss under the caption “(Loss) gain on derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on derivative contracts.”

 At December 31, 2019, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2019

		Derivative Contracts
			Weighted	Weighted
			Average	Average
			Minimum	Maximum	Additional Call
		Quantity	Price	Price	Ceiling	Estimated Fair
Type	Period	(Bbl/day)	(per Bbl)	(per Bbl)	(per Bbl)	Value of Asset (Liability)
						(in thousands)
Three-way collar	January 1, 2020—April 30, 2020	1,000	$55.00	$72.90	$80.00	$21
Swap	January 1, 2020—December 31, 2020	986	$60.30			(987)
Total estimated fair value of liability						$(966)

As of December 31, 2018, we had no outstanding derivative contracts with respect to our future crude oil production.

During the years ended December 31, 2019 and 2018, we recorded a net loss on derivative contracts of $1.0 million and $1.8 million, respectively.

On March 9, 2020, we unwound our commodity derivative contracts with respect to our future crude oil production. See Note 17 “Subsequent Events.”

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our commodity derivative instruments by the appropriate balance sheet classification even when the commodity derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2019, and (ii) the net recorded fair value as reflected on our consolidated balance sheets at December 31, 2019. At December 31, 2018, we did not have any commodity or foreign exchange derivative contracts.

As of December 31, 2019
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
		Recognized	Balance	Consolidated
Underlying Commodity	Location on Balance Sheet	Liabilities	Sheet	Balance Sheet
(in thousands)
Crude oil	Current liabilities	$987	$(21)	$966

8. Asset retirement obligations

As part of our development of oil and natural gas properties, we incur asset retirement obligations (“ARO”). Our ARO results from our responsibility to abandon and reclaim our net share of all working interest properties and facilities. At December 31, 2019, the net present value of our total ARO was estimated to be $4.7 million, with the undiscounted value being $8.7 million. Total ARO at December 31, 2019 and 2018 shown in the table below consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation at a rate of 8.42% and 12.65% per annum for Turkey for the years ended December 31, 2019 and 2018, respectively. These values are discounted to present value using our credit-adjusted risk-free rate of 7.55% per annum for Turkey for the years ended December 31, 2019 and 2018.  The following table summarizes the changes in our ARO for the years ended December 31, 2019 and 2018:

	2019	2018
	(in thousands)
Asset retirement obligations at beginning of period	$4,667	$4,727
Foreign exchange change effect	(519)	(1,270)
Additions	388	1,036
Accretion expense	213	174
Asset retirement obligations at end of period	4,749	4,667
Long-term portion	$4,749	$4,667

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

9. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	December 31,	December 31,
	2019	2018
Fixed and floating rate loans	(in thousands)
Term Loan (1)	$20,000	$22,000
Loans payable	20,000	22,000
Less: current portion	17,143	22,000
Long-term portion	$2,857	$–

_______________________________________________________________________________________________________________

(1)	Includes 2019, 2018, 2017 and 2016 Term Loans.

2016 Term Loan

On August 31, 2016, DenizBank, A.S. (“DenizBank”) entered into a $30.0 million term loan (the “2016 Term Loan”) with TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) under our general credit agreement with DenizBank (the “Credit Agreement”). In addition, we and DenizBank entered into additional agreements with respect to up to $20.0 million of non-cash facilities, including guarantee letters and treasury instruments for future hedging transactions.

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

2017 Term Loan

On November 17, 2017, DenizBank entered into a $20.4 million term loan (the “2017 Term Loan”) with TEMI under the Credit Agreement.

The 2017 Term Loan bore interest at a fixed rate of 6.0% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2017 Term Loan had a grace period which bore no interest or payments due until July 2018. Thereafter, the 2017 Term Loan was payable in one monthly installment of $1.38 million, nine monthly installments of $1.2 million each through April 2019 and thereafter in eight monthly installments of $1.0 million each through December 2019, with the exception of one monthly installment of $1.2 million occurring in October 2019.  The 2017 Term Loan matured in December 2019.

On December 30, 2019, we repaid the 2017 Term Loan in full in accordance with its terms.

2018 Term Loan

On May 28, 2018, DenizBank entered into a $10.0 million term loan (the “2018 Term Loan”) with TEMI under the Credit Agreement.

The 2018 Term Loan bore interest at a fixed rate of 7.25% (plus 0.3% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2018 Term Loan had a grace period through July 2018 during which no payments were due. Thereafter, accrued interest on the 2018 Term Loan was payable monthly and the principal on the 2018 Term Loan was payable in five monthly installments of $0.2 million each through December 2018, four monthly installments of $0.5 million each through April 2019, four monthly installments of $1.0 million each through August 2019, and four monthly installments of $0.75 million each through December 2019. The 2018 Term Loan matured in December 2019.

On December 30, 2019, we repaid the 2018 Term Loan in full in accordance with its terms.

2019 Term Loan

On February 22, 2019, DenizBank entered into a $20.0 million term loan (the “2019 Term Loan”) with TEMI under the Credit Agreement.

The 2019 Term Loan bears interest at a fixed rate of 7.5% (plus 0.375% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2019 Term Loan has a grace period through December 2019 during which no payments were due. Thereafter, accrued interest on the 2019 Term Loan is payable monthly, and the principal on the 2019 Term Loan is payable in 14 monthly installments of $1.4 million each. The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by Petrogas Petrol Gaz ve Petrokimya Urunleri Insaat Sanayi ve Ticaret A.S. (“Petrogas”), Amity Oil International Pty Ltd (“Amity”), Talon Exploration, Ltd. (“Talon Exploration”), DMLP, Ltd. (“DMLP”), and TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”).

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

The 2019 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain real estate owned by Petrogas, (iv) certain Gundem real estate and Muratli real estate owned by Gundem Turizm Yatirim ve Isletmeleri A.S. (“Gundem”), (v) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (vi) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2019 Term Loan.

At December 31, 2019, we had $20.0 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

During the years ended December 31, 2019 and 2018, we recorded interest expense related to the 2016, 2017, 2018, and 2019 Term Loan of $2.2 million and $1.8 million, respectively.

Unsecured lines of credit

Our wholly-owned subsidiaries operating in Turkey are party to unsecured, non-interest bearing lines of credit with a Turkish bank.  At December 31, 2019 and 2018, we had no outstanding borrowings under these lines of credit.

Loan financing costs

We capitalize certain costs in connection with obtaining our borrowings, such as lender’s fees and related attorney’s fees.  These costs are amortized on a straight line basis, which approximates the effective interest method over the term of the loan as a component of interest expense. Amortization of loan financing costs totaled approximately $0.1 million during each of 2019 and 2018.

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

On July 2, 2019, we issued an aggregate of 2,321,568 common shares to holders of the Series A Preferred Shares as payment of the June 30, 2019 quarterly dividend on the Series A Preferred Shares. Each common share was issued at a value of $0.7934 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American exchange on June 14, 2019.

On September 30, 2019, we issued an aggregate of 2,664,164 common shares to holders of the Series A Preferred Shares as payment of the September 30, 2019 quarterly dividend on the Series A Preferred Shares. Each common share was issued at a value of $0.6914 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American exchange on September 13, 2019.

On December 31, 2019, we issued an aggregate of 4,521,360 common shares to holders of the Series A Preferred Shares as payment of the December 31, 2019 quarterly dividend on the Series A Preferred Shares. Each common share was issued at a value of $0.4074 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American exchange on December 13, 2019.

Restricted stock units

Under our 2009 Long-Term Incentive Plan (the “2009 Incentive Plan”) and our 2019 Long-Term Incentive Plan (the “2019 Incentive Plan” and together with the 2009 Incentive Plan, the “Incentive Plans”), we awarded restricted stock units (“RSUs”) and other share-based compensation to certain of our directors, officers, employees and consultants. Each RSU is equal in value to one of our common shares on the grant date. Upon vesting, an award recipient is entitled to a number of common shares equal to the number of vested RSUs. The RSU awards can only be settled in common shares. As a result, RSUs are classified as equity. At the grant date, we make an estimate of the forfeitures expected to occur during the vesting period and record compensation cost, net of the estimated forfeitures, over the requisite service period. The current forfeiture rate is estimated to be 12.5%.

Under the Incentive Plans, RSUs vest over specified periods of time ranging from immediately to four years. RSUs are deemed full value awards and their value is equal to the market price of our common shares on the grant date. ASC 718 requires that the Incentive Plan be approved in order to establish a grant date. Under ASC 718, the approval date for the 2009 Incentive Plan was February 9, 2009 and the approval date for the 2019 Incentive Plan was April 16, 2019, in each case, the date our board of directors approved the Incentive Plans.

Share-based compensation of approximately $0.4 million and $0.5 million with respect to awards of RSUs was recorded for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had approximately $0.5 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.1 years.  The following table sets forth RSU activity for the year ended December 31, 2019:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value Per RSU
Unvested RSUs outstanding at December 31, 2018	454	$1.42
Granted	767	0.77
Forfeited	(4)	1.29
Vested	(362)	1.42
Unvested RSUs outstanding at December 31, 2019	855	$0.84

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the years ended December 31, 2019 and 2018 equals net income divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding RSUs. Diluted earnings per common share for the years ended December 31, 2019 and 2018 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes stock options, RSUs, preferred shares and warrants, whether exercisable or not. The computation of diluted earnings per common share excluded 41.6 million and 42.0 million antidilutive common share equivalents for the years ended December 31, 2019 and 2018, respectively.

The following table presents the basic and diluted earnings per common share computations:

(in thousands, except per share amounts)	2019	2018
Net loss	$(5,366)	$(5,216)
Basic net loss per common share:
Shares:
Weighted average common shares outstanding	55,134	50,505
Basic net loss per common share:	$(0.10)	$(0.10)
Diluted net loss per common share:
Shares:
Weighted average common and common equivalent shares outstanding	55,134	50,505
Diluted net loss per common share:	$(0.10)	$(0.10)

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

11. Income taxes

The income tax provision differs from the amount that would be obtained by applying the Bermuda statutory income tax rate of 0% for 2019 and 2018 to income (loss) from operations as follows:

	2019	2018
	(in thousands except rates)
Statutory rate	0.00%	0.00%

Income before income taxes	$3,528	$4,458
Increase (decrease) resulting from:
Foreign tax rate differentials	$4,339	$4,720
Uncertain tax position	861	935
Unremitted earnings	1,387	2,927
Change in valuation allowance	(3,127)	(4,743)
Expiration of non-capital tax loss carryovers	2,005	4,793
Other	3,429	1,042
Total	$8,894	$9,674

The components of the net deferred income tax liability at December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Deferred tax assets
Property and equipment	$299	$609
Timing of accruals	593	574
Non-capital loss carryovers	12,030	13,261
Valuation allowance	(12,030)	(13,261)
Total deferred tax assets	$892	$1,183
Deferred tax liabilities
Property and equipment	$(12,524)	$(9,728)
Unremitted earnings	(9,690)	(9,401)
Timing of accruals	(1,406)	(2,368)
Total deferred tax liabilities	(23,620)	(21,497)
Net deferred tax liabilities	$(22,728)	$(20,314)
Components of net deferred tax liabilities
Non-current assets	$892	$1,183
Non-current liabilities	(23,620)	(21,497)
Net deferred tax liabilities	$(22,728)	$(20,314)

We have accumulated losses or resource-related deductions available for income tax purposes in Turkey, Romania, Bulgaria and the United States. As of December 31, 2019, we had (i) non-capital tax losses in Turkey of approximately 7.1 million TRY (approximately $1.2 million), which will begin to expire in 2020; (ii) non-capital tax losses in Romania of approximately 1.6 million Romanian New Leu (approximately $0.4 million), which will begin to expire in 2020; (iii) non-capital losses in Bulgaria of approximately 18.9 million Bulgarian Lev (approximately $10.8 million), which will begin to expire in 2020; and (iv) non-capital tax losses in the United States of approximately $50.6 million, which will begin to expire in 2020.  As of December 31, 2019 and 2018, we recorded a valuation allowance of $12.0 million and $13.3 million, respectively, as a reduction to our net operating losses and deferred tax assets.

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

As of December 31, 2019 and 2018, we recorded a $6.8 million and $6.7 million liability, respectively, primarily due to uncertain tax positions related to the unwinding of all our crude oil hedge collars and three-way contracts, which are included in long-term accrued liabilities on our consolidated balance sheet.  The unrecognized tax benefits at December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Unrecognized tax benefits at beginning of period	$6,714	$8,663
Gross increases - tax positions in prior period	861	935
Foreign exchange change effect	(784)	(2,884)
Unrecognized tax benefits at end of period	$6,791	$6,714

As of December 31, 2019, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Primarily due to our obligation to pay dividends on our Series A Preferred Shares, management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet corporate cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of 2015, we withdrew the permanent reinvestment assertion on 135.2 million TRY of cumulative earnings generated by certain of our Turkish foreign subsidiaries through fiscal year 2015. We provided for Turkish dividend withholding taxes on the 135.2 million TRY of cumulative undistributed foreign Turkish earnings, resulting in the recognition of a deferred tax liability.  As of December 31, 2019 and 2018, we provided for Turkish dividend, withholding taxes on 383.7 million and 329.7 million TRY, respectively, of cumulative undistributed foreign Turkish earnings, resulting in an additional increase in our deferred tax liability.

There is no certainty as to the timing of when or if such Turkish foreign earnings will be distributed in whole or in part.

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information concerning our geographic segments is shown in the following tables:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the year ended December 31, 2019
Total revenues	$–	$67,380	$–	$67,380
Production	–	11,513	161	11,674
Transportation costs	–	5,101	–	5,101
Exploration, abandonment, and impairment	–	–	6,267	6,267
Seismic and other exploration	–	330	–	330
General and administrative	5,373	6,274	138	11,785
Depreciation, depletion and amortization	132	13,095	–	13,227
Accretion of asset retirement obligations	–	190	23	213
Total costs and expenses	5,505	36,503	6,589	48,597
Operating (loss) income	(5,505)	30,877	(6,589)	18,783
Interest and other expense	(8,450)	(2,217)	–	(10,667)
Interest and other income	419	528	–	947
Loss on commodity derivative contracts	–	(966)	–	(966)
Foreign exchange gain (loss)	117	(4,626)	(60)	(4,569)
(Loss) income before income taxes	(13,419)	23,596	(6,649)	3,528
Income tax expense	–	(8,894)	–	(8,894)
Net loss (income)	$(13,419)	$14,702	$(6,649)	$(5,366)
Total assets at December 31, 2019	$7,810	$127,986	$708	$136,504
Capital expenditures for the year ended December 31, 2019	$–	$25,146	$5,537	$30,683
For the year ended December 31, 2018
Total revenues	$–	$70,789	$–	$70,789
Production	–	10,649	120	10,769
Transportation costs	–	4,665	–	4,665
Exploration, abandonment, and impairment	–	401	–	401
Seismic and other exploration	–	488	1	489
General and administrative	9,222	5,344	153	14,719
Depreciation, depletion and amortization	142	13,917	–	14,059
Accretion of asset retirement obligations	–	151	23	174
Total costs and expenses	9,364	35,615	297	45,276
Operating (loss) income	(9,364)	35,174	(297)	25,513
Interest and other expense	(7,026)	(3,022)	–	(10,048)
Interest and other income	184	897	1	1,082
Loss on commodity derivative contracts	–	(1,797)	–	(1,797)
Foreign exchange loss	(351)	(9,932)	(9)	(10,292)
(Loss) income before income taxes	(16,557)	21,320	(305)	4,458
Income tax expense	–	(9,674)	–	(9,674)
Net (loss) income	$(16,557)	$11,646	$(305)	$(5,216)
Total assets at December 31, 2018	$8,358	$122,325	$1,917	$132,600
Capital expenditures for the year ended December 31, 2018	$–	$23,517	$–	$23,517

13. Financial instruments

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, European Union Euro, and TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the U.S. Dollar reporting currency. We have used foreign currency forward and swap contracts to manage exchange rate fluctuations. At December 31, 2019 and 2018, we had 28.6 million TRY and 7.8 million TRY, respectively (approximately $4.8 million and $1.5 million, respectively) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY.

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

Fair value measurements

Cash and cash equivalents, receivables, notes receivable, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount at December 31, 2019 and 2018 due to the short maturity of those instruments.

The financial assets and liabilities measured on a recurring basis at December 31, 2019 consisted of our commodity derivative contracts and the 2019 Term Loan. Fair values for options are based on counterparty market prices. The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are verified by us using analytical tools. There are no performance obligations related to the collar and swap contracts to hedge our oil production.

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

The 2019 Term Loan was estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loan payable.  At December 31, 2019, the carrying value approximated the fair value for the 2019 Term Loan.

The following table summarizes the valuation of our financial liabilities as of December 31, 2019:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$–	$(966)	$–	$(966)
Disclosed but not carried at fair value
Liabilities:
2019 Term Loan	–	–	(17,333)	(17,333)
Total	$–	$(966)	$(17,333)	$(18,299)

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

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Disclosed but not carried at fair value
Liabilities:
2017 Term Loan	–	–	(11,938)	(11,938)
2016 Term Loan	–	–	(8,192)	(8,192)
Total	$–	$–	$(20,130)	$(20,130)

14. Leases

Operating and financing leases

We lease office space in Dallas, Texas, Bulgaria, and Turkey.  We also lease apartments, vehicles, and operations yards in Turkey.    The terms of our lease agreements generally range from one to five years, and some contain options to renew, cancel or purchase. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as an operating or financing lease.

Our operating and financing leases are included in other assets and accrued liabilities (current and long-term) on our consolidated balance sheet.  Lease expense for our operating leases is recognized in our consolidated statements of operations and comprehensive loss under the caption “General and administrative”.  Lease expense for our operating leases for our operations yards in Turkey is recognized in our consolidated statements of operations and comprehensive loss under the caption “Production”.

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

Operating lease costs were comprised of the following:

December 31, 2019
(in thousands)
Operations yards	$584
Office rent	176
Vehicles	128
Other	82
Total lease costs	$970

Future non-cancelable minimum lease payments under our operating and financing lease commitments as of December 31, 2019 were as follows for each of the next five years and thereafter:

December 31, 2019
(in thousands)
2020	$960
2021	867
2022	867
2023	557
2024	200
Thereafter	-
Total	$3,451
Less: Imputed interest	342
Present value of lease liabilities	$3,109

As of December 31, 2019, the weighted average remaining lease term is 3.5 years, and the weighted average discount rate used was 7.6%.

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

In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000  in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. In

November 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. In January 2019, the Bulgarian Minister of Energy filed an appeal in the Supreme Court of Cassation. The Supreme Court of Cassation held a court hearing on October 21, 2019. Pursuant to a notice on the website of the Supreme Court of Cassation, a ruling was issued on March 10, 2020, by virtue of which the court rejected to admit the appeal of the Minster of Energy. Such ruling should be final; however, it has not been published as of the date hereof, and therefore, we cannot conclusively confirm the ruling.

As a result of the judgement of the Sofia Court of Appeal, we are currently evaluating an adjustment to our contingencies relating to production leases and exploration permits.

TUPRAS

We sell all of our Southeastern Turkey oil to TUPRAS pursuant to a domestic crude oil purchase and sale agreement between TUPRAS and TEMI. The price of the oil delivered pursuant to the purchase and sale agreement is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. In February 2019, Turkey entered into the Pricing Amendment to change the statutory pricing formula for purchases of Turkish domestic crude oil.

In November 2019, TUPRAS filed a lawsuit against us, and filed similar lawsuits against other domestic oil producers, in the Batman 4th Civil Court of First Instance seeking restitution from TEMI for alleged overpayments resulting from the implementation of the Pricing Amendment plus interest thereon. In addition, TUPRAS claimed that the Pricing Amendment violates the Constitution of the Republic of Turkey and seeks to have the Pricing Amendment cancelled. TEMI is vigorously defending against these allegations. Any adjustment arising out of the claims will be recorded when it becomes probable and measurable.

16. Related party transactions

Series A Preferred Shares transactions

On November 4, 2016, we issued 921,000 Series A Preferred Shares.  Of the 921,000 Series A Preferred Shares, (i) 815,000 shares were issued in exchange for $40.75 million of our 13.0% Senior Convertible Notes due 2017 (the “2017 Notes”), at an exchange rate of 20 Series A Preferred Shares for each $1,000 principal amount of 2017 Notes (the “Exchange Offer”), and (ii) 106,000 shares were issued and sold for $5.3 million of cash to certain holders of the 2017 Notes (the “Offering”).  In the Exchange Offer, Pinon Foundation, a non-profit charitable organization directed by Mr. Mitchell’s spouse exchanged $10.0 million of the 2017 Notes for 200,000 Series A Preferred Shares; Dalea exchanged $2.1 million of the 2017 Notes for 41,000 Series A Preferred Shares; and trusts benefitting Mr. Mitchell’s four adult children each exchanged $2.0 million of the 2017 Notes for 40,000 Series A Preferred Shares.  In the Offering, the Pinon Foundation purchased 5,000 Series A Preferred Shares for $250,000; and each of Mr. Mitchell’s four adult children purchased 1,000 Series A Preferred Shares for $50,000.  Pinon Foundation subsequently sold its Series A Preferred Shares to Longfellow Energy, LP (“Longfellow”), an entity controlled by Mr. Mitchell. Additionally, in December 2019, Longfellow acquired 328,000 additional Series A Preferred Shares in private transactions. For more information see Note 5 “Series A Preferred Shares”.

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

On December 5, 2016, Randy Rochman, chief executive officer of West Family Investments, and Jonathon Fite, co-owner of the general partner of KMF Investment Partners, LP, were appointed to our board of directors. Randy Rochman and KMF Investment Partners, LP held, and currently hold, 15,000 and 69,000 Series A Preferred Shares, respectively. On March 31, 2017, these 84,000 shares ($4.2 million in liquidation value) were re-classified to related party.

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

For the year ended December 31, 2019, we issued 9,507,092 common shares as dividends on the Series A Preferred Shares as payment of the June 30, 2019, September 30, 2019, and the December 31, 2019 quarterly dividends.  Of the 9,507,092 common shares, 6,710,071 common shares were issued to Dalea, the trusts of Mr. Mitchell’s four children, Longfellow Energy, an entity controlled by Mr. Mitchell, KMF Investment Partners, LP, and Randy Rochman.

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

Pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into the Amended Note, which amended and restated the Original Note that was issued in connection with our sale of our former subsidiaries, Viking International and Viking Geophysical Services Ltd. (“Viking Geophysical”) to a joint venture owned by Dalea and Abraaj Investment Management Limited in June 2012. In the Amended Note, we and Dalea acknowledged that (i) while the sale of Dalea’s interest in Viking Services B.V., the beneficial owner of Viking International, VOS and Viking Geophysical (“Viking Services”) enabled us to take the position that the Original Note was accelerated in accordance with its terms, the principal purpose of including the acceleration events in the Original Note was to ensure that certain oilfield services provided by Viking Services to us would continue to be available to us, and (ii) such services will now be provided pursuant to the Master Services Agreement, dated March 3, 2016, by and between Production Solutions International Petrol Arama Hizmetleri Anomin Sirketi (“PSI”), an affiliate of Mr. Mitchell, and TEMI (the “PSI MSA”).  PSI is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. As a result, the Amended Note revised the events triggering acceleration of the repayment of the Original Note to the following: (i) a reduction of ownership by Dalea (and other controlled affiliates of Mr. Mitchell) of equity interest in PSI to less than 50%; (ii) the sale or transfer by Dalea or PSI of all or substantially all of its assets to any person (a “Transferee”) that does not own a controlling interest in Dalea or PSI and is not controlled by Mr. Mitchell (an “Unrelated Person”), or the subsequent transfer by any Transferee that is not an Unrelated Person of all or substantially all of its assets to an Unrelated Person; (iii) the acquisition by an Unrelated Person of more than 50% of the voting interests of Dalea or PSI; (iv) termination of the PSI MSA other than as a result of an uncured default thereunder by TEMI; (v) default by PSI under the PSI MSA, which default is not remedied within a period of 30 days after notice thereof to PSI; and (vi) insolvency or bankruptcy of PSI. The maturity date of the Amended Note was extended to June 13, 2019. The interest rate on the Amended Note remains at 3.0% per annum and continues to be guaranteed by Mr. Mitchell.  The Amended Note contains customary events of default.  During 2019 and 2018, we recorded $0.1 million and $0.2 million, respectively, in interest income on the Amended Note.

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

On June 28, 2019, we and Dalea entered into an amendment to the Pledge Agreement, pursuant to which we and Dalea agreed that any interest payable on the Series A Preferred Shares held by Dalea and pledged under the Pledge Agreement (i) if paid in cash, will be credited first against the outstanding principal of the Note, and upon full repayment of the outstanding principal balance of the Note, any accrued and unpaid interest on the Note, and (ii) if paid other than in cash, will be paid to Dalea and, within five business days of such payment to Dalea, Dalea will pay $61,500 toward the principal and, upon full repayment of the outstanding principal of the Note, any accrued and unpaid interest on the Note.

During 2019, we reduced the principal amount of the Note by $1.0 million for amounts repaid by Dalea on February 28, 2019 in conjunction with the Note Amendment and by $0.2 million as a result of dividends paid on the Series A Preferred Shares.

As of December 31, 2019 and 2018, the amount receivable under the Amended Note was $4.0 million and $5.8 million, respectively.

Pledge fee agreements

In connection with the pledge of the Gundem real estate and Muratli real estate to DenizBank as collateral for certain loans, on August 31, 2016, we entered into a pledge fee agreement with Gundem (the “Gundem Fee Agreement”) pursuant to which we pay Gundem a fee equal to 5% per annum of the collateral value of the Gundem real estate and Muratli real estate.  Pursuant to the Gundem Fee Agreement, the Gundem real estate has a deemed collateral value of $10.0 million and the Muratli real estate has a deemed collateral value of $5.0 million.

In connection with the pledge of certain Diyarbakir real estate to DenizBank as collateral for certain loans, on August 31, 2016, we entered into a pledge fee agreement with Messrs. Mitchell and Uras (the “Diyarbakir Fee Agreement”) pursuant to which we pay Messrs. Mitchell and Uras a fee of 5% per annum of the collateral value of the Diyarbakir real estate.  Pursuant to the Diyarbakir Fee Agreement, the Diyarbakir real estate has a deemed collateral value of $5.0 million.

In connection with the pledge of certain Ankara real estate to DenizBank as collateral for certain loans, on November 28, 2017, we entered into a pledge fee agreement with Mr. Uras (the “Uras Fee Agreement”) pursuant to which we pay Mr. Uras a fee of 5% per annum of the collateral value of the Ankara real estate.  Pursuant to the Uras Fee Agreement, the Ankara real estate has a deemed collateral value of $5.2 million.

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement will be used to reduce the outstanding principal amount of the Amended Note.  During the years ended December 31, 2019 and 2018, we reduced the principal amount of the Amended Note by $0.6 million for amounts earned by Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement.

Leases

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

On July 1, 2018, our wholly owned subsidiary, TransAtlantic Turkey, entered into a yard lease agreement (the “Gundem Yard Lease”) with Gundem to lease four parcels of land located at Muratli – Ballihoca Degirmenyolu, Tekirdag in the Republic of Turkey. TransAtlantic Turkey is permitted to use the land for storage, maintenance, and staging of materials and equipment. The lease term under the Gundem Yard Lease commenced on July 1, 2018 and expires on June 30, 2023, unless earlier terminated in accordance with the Gundem Yard Lease. From July 1, 2018 to December 31, 2018, TransAtlantic Turkey is required to pay monthly rent of $8,500.00; from January 1, 2019 to December 31, 2019, TransAtlantic Turkey is required to pay monthly rent of $8,755.00; from January 1, 2020 to December 31, 2020, TransAtlantic Turkey is required to pay monthly rent of $9,017.00; from January 1, 2021 to December 31, 2021, TransAtlantic Turkey is required to pay monthly rent of $9,288.00; from January 1, 2022 to December 31, 2022, TransAtlantic Turkey is required to pay monthly rent of $9,566.00; and from January 1, 2023 to June 30, 2023, TransAtlantic Turkey is required to pay monthly rent of $9,853.00.

On January 1, 2019, our wholly owned subsidiary, TEMI, entered into a yard lease agreement (the “Diyarbakir Yard Lease”) with Mr. Uras to lease six parcels of land located at Diyarbakir in the Republic of Turkey. TransAtlantic Turkey is permitted to use the land for storage, maintenance, and staging of materials and equipment. The lease term under the Diyarbakir Yard Lease commenced on January 1, 2018 and expires on June 30, 2023, unless earlier terminated in accordance with the Diyarbakir Yard Lease. From January 1, 2019 to December 31, 2019, TransAtlantic Turkey is required to pay monthly rent of $40,000.00; from January 1, 2020 to December 31, 2020, TransAtlantic Turkey is required to pay monthly rent of $41,000.00; from January 1, 2021 to December 31, 2021, TransAtlantic Turkey is required to pay monthly rent of $42,025.00; from January 1, 2022 to December 31, 2022, TransAtlantic

Turkey is required to pay monthly rent of $43,076.00; and from January 1, 2023 to June 30, 2023, TransAtlantic Turkey is required to pay monthly rent of $44,153.00.

Service transactions

We are a party to a Service Agreement (as amended, the “Service Agreement”) with Longfellow, Viking Drilling LLC, Riata Management, LLC, MedOil Supply, LLC, LFN Holdco, LLC, Red Rock Minerals, LP, Red Rock Minerals II, LP, Red Rock Advisors, LLC, Production Solutions International Limited, NexLube Operating, LLC, and their subsidiaries (collectively, the “Riata Entities”), under which we and the Riata Entities agreed to provide technical and administrative services to each other from time to time on an as-needed basis. Under the terms of the Service Agreement, the Riata Entities agree to provide us upon our request certain computer services, payroll and benefits services, insurance administration services, and entertainment services, and we and the Riata Entities agree to provide to each other certain management consulting services, oil and natural gas services, and general accounting services (collectively, the “Services”). Under the terms of the Service Agreement, we pay, or are paid, for the actual cost of the Services rendered plus the actual cost of reasonable expenses on a monthly basis. We or any Riata Entity may terminate the Service Agreement at any time by providing advance notice of termination to the other parties.

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

For the years ended December 31, 2019 and 2018, we incurred capital and operating expenditures of $10.5 million and $10.6 million, respectively, related to our various related party agreements.

The following table summarizes related party accounts receivable and accounts payable as of December 31, 2019 and December 31, 2018:

	2019	2018
	(in thousands)
Related party accounts receivable:
Service Agreement	$433	$526
PSIL MSA	128	352
Total related party accounts receivable	$561	$878
Related party accounts payable:
Service Agreement	$204	$372
PSIL MSA	3,959	2,439
Board of Directors	99	111
Total related party accounts payable	$4,262	$2,922

17. Subsequent events

On February 24, 2020, we sold the shares in our wholly-owned subsidiary Petrogas, which held the Edirne, Dogu Adatepe, Adatepe, and Gocerler production leases (the “Petrogas Leases”) and 14 employees, to Reform Ham Petrol Dogal Gaz Arama Uretim Sanayi ve Ticaret A.S. (“Reform”) in exchange for $1.5 million and a release of all plugging and abandonment obligations for 65 wells on the Petrogas Leases and certain former leases. During 2019, average production for the Petrogas Leases was approximately 500 Mcf/d or 83 Boepd.

On March 9, 2020, we unwound our three-way collar contract with DenizBank, which hedged approximately 1,000 Bbl/d of our oil production in Turkey. The three-way collar contract had a Brent floor of $55.00, a Brent ceiling of $72.90, and a Brent long call of $80.00, and was in place through April 30, 2020. We also unwound our swap contract with Denizbank, which hedged approximately 1,000 Bbl/d of our oil production in Turkey. The swap contract had a Brent strike price of $60.30 and was in place through December 31, 2020. In connection with these transactions, we will receive approximately $6.5 million. We used these proceeds to pay down the 2019 Term Loan (as defined below), which left approximately $10.6 million outstanding under the 2019 Term Loan. Following these transactions, we do not have any commodity derivative contracts that hedge our oil price risk.

TRANSATLANTIC PETROLEUM LTD.

Supplemental Information

(unaudited)

Supplemental quarterly financial data (unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2019 and 2018.

	Three Months Ended (1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
For the year ended December 31, 2019:
Revenues	$19,041	$17,215	$14,653	$16,471
Net (loss) income	(3,902)	(9)	1,070	(2,525)
Comprehensive (loss) income	(8,128)	(425)	1,878	(4,017)
Basic and diluted net (loss) income per common share	$(0.07)	$(0.00)	$0.02	$(0.04)
For the year ended December 31, 2018:
Revenues	$16,926	$18,198	$20,140	$15,525
Net loss	(1,775)	(1,006)	(1,720)	(715)
Comprehensive (loss) income	(4,118)	(10,115)	(13,485)	5,247
Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.03)	$(0.01)

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

Oil and natural gas prices used to estimate reserves were computed by applying the volume-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2019 and 2018. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12-Month
	Average Price
	Oil	Natural Gas
	per (Bbl)	per (Mcf)
Turkey
2019	$58.79	$5.29
2018	$64.91	$4.82

The following table sets forth our estimated net proved reserves, including changes therein, and proved developed reserves:

Disclosure of reserves quantities

Turkey
Oil (Mbbls)
Total proved reserves
December 31, 2017	14,783
Revisions of previous estimates	(5,872)
Sale of reserves	2,085
Sales volumes	(1,020)
December 31, 2018	9,976
Revisions of previous estimates	229
Extensions and discoveries	1,059
Sales volumes	(1,005)
December 31, 2019	10,259
Proved developed reserves
December 31, 2018:
Proved developed producing	4,575
Proved developed non-producing	472
Total	5,047
December 31, 2019:
Proved developed producing	4,651
Proved developed non-producing	973
Total	5,624
Proved undeveloped reserves

As of December 31, 2018	4,929
As of December 31, 2019	4,635

Turkey
Gas (Mmcf)
Total proved reserves
December 31, 2017	4,158
Revisions of previous estimates	(1,506)
Sales volumes	(212)
December 31, 2018	2,440
Revisions of previous estimates	224
Sales volumes	(198)
December 31, 2019:	2,466

Proved developed reserves
December 31, 2018:
Proved developed producing	424
Proved developed non-producing	1,833
Total	2,257
December 31, 2019:
Proved developed producing	456
Proved developed non-producing	1,825
Total	2,281
Proved undeveloped reserves
As of December 31, 2018	184
As of December 31, 2019	185

Proved Reserves

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes, and other factors. See “Oil and Natural Gas Reserves under U.S. Law.”

At December 31, 2019, our estimated proved reserves were 10,670 Mboe, an increase of 287 Mboe, or 2.8%, compared to 10,383 Mboe at December 31, 2018.  This increase was primarily attributable to the discovery of productive pay in the Beloka formation in the Yeniev field of 1,059 Mboe.  This was partially offset by 1,038 Mboe for volumes sold.

Proved Undeveloped Reserves

At December 31, 2019, our estimated proved undeveloped reserves were 4,666 Mboe, a decrease of 294 Mboe, or 6%, compared to 4,960 Mboe at December 31, 2018. The decrease in proved undeveloped reserves was primarily attributable to revisions of previously estimated recoveries in the Yeniev, Bahar and Selmo oil fields.  This decrease was partially offset by a 1,059 Mboe increase in proved undeveloped reserves due to the discovery of productive pay in the Beloka formation in the Yeniev oil field. All of our proved undeveloped reserves as of December 31, 2019 will be developed within five years of the date the reserve was first disclosed as a proved undeveloped reserve. The estimated undiscounted capital costs associated with our proved undeveloped reserves in Turkey is $54.9 million.

The proved undeveloped reserves assume development costs will be funded from future cash flows from operations and financing activities, which may not be sufficient or available at commercially economic terms and could impact the timing of these development activities.

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2019 and 2018 are shown in the table below.  In our calculation of Standardized Measure, we have utilized statutory tax rate of 22% for Turkey.  DeGolyer and MacNaughton did not estimate the Standardized Measure or future income tax expense.

Total
(in thousands)
As of and for the year ended December 31, 2019
Future cash inflows	$616,259
Future production costs	(126,960)
Future development costs	(56,168)
Future income tax expense	(76,762)
Future net cash flows	356,369
10% annual discount for estimated timing of cash flows	(121,901)
Standardized measure of discounted future net cash flows related to proved reserves	$234,468
As of and for the year ended December 31, 2018
Future cash inflows	$659,435
Future production costs	(122,767)
Future development costs	(56,893)
Future income tax expense	(77,533)
Future net cash flows	402,242
10% annual discount for estimated timing of cash flows	(136,085)
Standardized measure of discounted future net cash flows related to proved reserves	$266,157

Changes in the standardized measure of discounted future net cash flows

The following are the principal sources of changes in the Standardized Measure applicable to proved oil and natural gas reserves for the years ended December 31, 2019 and 2018.

Total
(in thousands)
For the year ended December 31, 2019
Standardized measure, January 1,	$266,157
Net change in sales and transfer prices and in production (lifting) costs related to future production	(45,944)
Changes in future estimated development costs	(20,593)
Sales and transfers of oil and natural gas during the period	(55,155)
Net change due to extensions and discoveries	-
Net change due to revisions in quantity estimates	40,476
Previously estimated development costs incurred during the period	25,146
Accretion of discount	31,066
Other	(7,335)
Net change in income taxes	650
Standardized measure, December 31,	$234,468
For the year ended December 31, 2018
Standardized measure, January 1,	$227,133
Net change in sales and transfer prices and in production (lifting) costs related to future production	139,915
Changes in future estimated development costs	55,559
Sales and transfers of oil and natural gas during the period	(58,797)
Net change due to sales of reserves	72,036
Net change due to revisions in quantity estimates	(211,509)
Previously estimated development costs incurred during the period	23,285
Accretion of discount	27,955
Other	6,033
Net change in income taxes	(15,453)
Standardized measure, December 31,	$266,157

Costs incurred in oil and natural gas property acquisition, exploration and development

Costs incurred in oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2019 and 2018 are summarized as follows:

Total
(in thousands)
For the year ended December 31, 2019
Exploration	$10,127
Development	20,556
Total costs incurred	$30,683
For the year ended December 31, 2018
Exploration	$12,001
Development	11,516
Total costs incurred	$23,517