Form 10-Q
period 2020-03-31
TRANSATLANTIC PETROLEUM LTD.
filed 2020-06-17
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

As of June 12, 2020, the registrant had 62,719,448 common shares outstanding.

As previously disclosed in the Current Report on Form 8-K filed by TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company,” or “TransAtlantic”) on May 14, 2020, we delayed the filing of this Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic and in reliance on the order of the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain rules thereunder (Release No. 34-88465) (the “Order”). The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.

Our business has experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic, including, but not limited to, the limited availability of key personnel and professional advisors who are needed to prepare this Quarterly Report on Form 10-Q due in part to suggested and mandated social quarantining and work from home orders. This has, in turn, delayed our ability to prepare this Quarterly Report on Form 10-Q in a timely manner.

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity, and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. Such factors include, but are not limited to, the following: our ability to continue as a going concern; well development results; access to sufficient capital; market prices for natural gas, natural gas liquids, and oil products, including price changes resulting from COVID-19 fears as well as oil oversupply concerns; estimates of reserves and economic assumptions; the ability to produce and transport natural gas, natural gas liquids, and oil products, including price changes resulting from coronavirus fears as well as oil oversupply concerns; the results of exploration and development drilling and related activities; the effects of the coronavirus on our operations, demand for oil and natural gas as well as governmental actions in response to the coronavirus; economic conditions in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities; the unwinding of our hedges against a decline in the price of oil; receipt of required approvals; increases in taxes; legislative and regulatory initiatives relating to fracture stimulation activities; changes in environmental and other regulations; renegotiations of contracts; political uncertainty, including sanctions, armed conflicts, and actions by insurgent groups; outcomes of litigation; the negotiation and closing of material contracts; and the other factors discussed in other documents that we file with or furnish to the SEC and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: liquidity; ability to continue as a going concern; COVID-19; access to sufficient capital; future oil or natural gas production levels; capital expenditures; asset sales; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs or operations; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing; and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,780	$9,664
Accounts receivable, net
Oil and natural gas sales	6,181	13,299
Joint interest and other	1,267	1,218
Related party	456	561
Prepaid and other current assets	12,380	12,375
Inventory	3,763	7,091
Total current assets	36,827	44,208
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	126,597	167,948
Unproved	10,872	12,978
Equipment and other property	12,947	10,202
	150,416	191,128
Less accumulated depreciation, depletion and amortization	(91,286)	(106,610)
Property and equipment, net	59,130	84,518
Other long-term assets:
Other assets	3,524	3,827
Note receivable - related party	3,732	3,951
Total other assets	7,256	7,778
Total assets	$103,213	$136,504
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,189	$4,555
Accounts payable - related party	6,985	4,262
Accrued liabilities	12,790	15,244
Derivative liability	–	966
Loans payable	10,643	17,143
Total current liabilities	33,607	42,170
Long-term liabilities:
Asset retirement obligations	3,602	4,749
Accrued liabilities	9,592	10,370
Deferred income taxes	18,747	22,728
Loans payable	–	2,857
Total long-term liabilities	31,941	40,704
Total liabilities	65,548	82,874
Commitments and contingencies
Series A preferred shares, $0.01 par value, 100,000 shares authorized; 100,000 shares issued and outstanding with a liquidation preference of $50 per share as of March 31, 2020 and December 31, 2019	5,000	5,000
Series A preferred shares-related party, $0.01 par value, 821,000 shares authorized; 821,000 shares issued and outstanding with a liquidation preference of $50 per share as of March 31, 2020 and December 31, 2019	41,050	41,050
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 62,349,063 shares and 62,230,058 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6,235	6,223
Treasury stock	(970)	(970)
Additional paid-in-capital	582,426	582,359
Accumulated other comprehensive loss	(139,426)	(147,347)
Accumulated deficit	(456,650)	(432,685)
Total shareholders' equity (deficit)	(8,385)	7,580
Total liabilities, Series A preferred shares and shareholders' equity	$103,213	$136,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Oil and natural gas sales	$8,343	$18,861
Other	17	180
Total revenues	8,360	19,041
Costs and expenses:
Production	3,519	2,502
Transportation and processing	1,160	1,319
Exploration, abandonment and impairment	20,338	5,113
Seismic and other exploration	45	77
General and administrative	2,352	3,054
Depreciation, depletion and amortization	2,989	3,716
Accretion of asset retirement obligations	53	52
Total costs and expenses	30,456	15,833
Operating income (loss)	(22,096)	3,208
Other income (expense):
Loss on sale	(10,128)	-
Interest and other expense	(2,212)	(2,478)
Interest and other income	121	174
Gain (loss) on derivative contracts	7,513	(110)
Foreign exchange loss	(128)	(1,273)
Total other expense	(4,834)	(3,687)
Loss from operations before income taxes	(26,930)	(479)
Income tax benefit (expense)	2,965	(3,423)
Net loss	(23,965)	(3,902)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,921	(4,226)
Comprehensive loss	$(16,044)	$(8,128)

Net loss per common share
Basic net loss per common share	$(0.38)	$(0.07)
Weighted average common shares outstanding	62,310	52,483
Diluted net loss per common share	$(0.38)	$(0.07)
Weighted average common and common equivalent shares outstanding	62,310	52,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statement of Equity for the Three Months Ended March 31, 2020 and 2019

(Unaudited)

(U.S. Dollars and shares in thousands)

						Accumulated		Total
					Additional	Other		Shareholders'
	Common	Treasury	Common	Treasury	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Shares	Shares	Stock	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2018	52,413	333	$5,241	$(970)	$577,488	$(142,021)	$(427,319)	$12,419
Issuance of restricted stock units	83	-	8	-	(8)	-	-	-
Share-based compensation	-	-	-	-	102	-	-	102
Tax effect of restricted stock	-	-	-	-	(89)	-	-	(89)
Foreign currency translation adjustment	-	-	-	-	-	(4,226)	-	(4,226)
Net loss	-	-	-	-	-	-	(3,902)	(3,902)
Balance at March 31, 2019	52,496	333	$5,249	$(970)	$577,493	$(146,247)	$(431,221)	$4,304

Balance at December 31, 2019	62,230	333	$6,223	$(970)	$582,359	$(147,347)	$(432,685)	$7,580
Issuance of restricted stock units	119	-	12	-	(12)	-	-	-
Share-based compensation	-	-	-	-	115	-	-	115
Tax effect of restricted stock	-	-	-	-	(36)	-	-	(36)
Foreign currency translation adjustment	-	-	-	-	-	7,921	-	7,921
Net loss	-	-	-	-	-	-	(23,965)	(23,965)
Balance at March 31, 2020	62,349	333	$6,235	$(970)	$582,426	$(139,426)	$(456,650)	$(8,385)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(23,965)	$(3,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	115	102
Foreign currency loss	255	1,637
(Gain) loss on derivative contracts	(7,513)	110
Cash settlement on derivative contracts	6,547	–
Loss on sale	10,128	–
Amortization on loan financing costs	7	10
Deferred income tax (benefit) expense	(1,804)	1,769
Exploration, abandonment and impairment	20,338	5,113
Depreciation, depletion and amortization	2,989	3,716
Accretion of asset retirement obligations	53	52
Changes in operating assets and liabilities:
Accounts receivable	7,302	(10,216)
Prepaid expenses and other assets	(950)	(3,757)
Accounts payable and accrued liabilities	589	9,880
Net cash provided by operating activities	14,091	4,514
Investing activities:
Additions to oil and natural gas properties	(2,937)	(9,326)
Additions to equipment and other properties	(158)	–
Proceeds from sale	1,451	–
Net used in provided by investing activities	(1,644)	(9,326)
Financing activities:
Tax withholding on restricted share units	(36)	(88)
Note receivable - related party	–	1,000
Loan proceeds	–	20,000
Loan repayment	(9,357)	(5,100)
Net cash provided by (used in) financing activities	(9,393)	15,812
Effect of exchange rate on cash flows, cash equivalents, and restricted cash	62	(1,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,116	9,982
Cash, cash equivalents and restricted cash, beginning of period (1)	9,804	9,892
Cash, cash equivalents and restricted cash, end of period (2)	$12,920	$19,874
Supplemental disclosures:
Cash paid for interest	$1,851	$526
Cash paid for taxes	$214	$1,178

(1)

 The beginning of period balance at December 31, 2019 includes cash and cash equivalents of $9.7 million and restricted cash of $0.1 million in other assets.  The beginning of period balance at December 31, 2018 includes cash and cash equivalents of $9.8 million and restricted cash of $0.1 million in other assets

(2)

The end of period balance at March 31, 2020 includes cash and cash equivalents of $12.8 million and restricted cash of $0.1 million in other assets. The end of period balance at March 31, 2019 includes cash and cash equivalents of $19.7 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company,” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure, and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of June 22, 2020, approximately 49.9% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors. Persons and entities associated with Mr. Mitchell also owned 739,000 of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

2. Going Concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern.  These principles assume that we will be able to realize our assets and discharge our obligations in the normal course of operations for the foreseeable future.

We incurred a net loss of $24.0 million for the three months ended March 31, 2020.  At March 31, 2020, we had cash and cash equivalents of $12.8 million, $ 10.6 million in short-term debt, and a working capital surplus of $5.9 million, compared to cash and cash equivalents of $9.7 million, $2.9 million in long-term debt, $17.1 million in short-term debt and a working capital surplus of $2.0 million at December 31, 2019.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the COVID-19 as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand.  Since then, Brent crude prices have rebounded to approximately $39.00 per barrel as of June 12, 2020 and remain volatile and unpredictable. The current futures forward curve for Brent crude indicates that prices may continue at or near current prices for an extended time.

As a result of the decline in Brent crude prices, the current near term price outlook and resulting lower current and projected cash flows from operations, we have reduced our planned capital expenditures to those necessary for production lease maintenance and those projecting a return on invested capital at current prices. In order to mitigate the impact of reduced prices on our 2020 cash flows and liquidity, we implemented cost reduction measures to reduce our operating costs and general and administrative expenses. In connection therewith, we intend to prioritize funding operating expenditures over general and administrative expenditures, whenever possible.

On March 9, 2020, we unwound our commodity derivative contracts with respect to our future crude oil production. In connection with these transactions, we received $6.5 million. In order to reduce future interest expense, we used these proceeds to pay down the 2019 Term Loan (as defined in Note 8. “Loans Payable”). On April 3, 2020, we entered into a new swap contract with DenizBank, A.S. (“DenizBank”), which hedged approximately 2,000 barrels of oil per day. The swap contract is in place from May 2020 through February 2021, has an ICE Brent Index strike price of $36.00 per barrel, and is settled monthly. Therefore, DenizBank is required to make a payment to us if the average monthly ICE Brent Index price is less than $36.00 per barrel, and we are required to make a payment to DenizBank if the average monthly ICE Brent Index price is greater than $36.00 per barrel.

Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchases substantially all of our crude oil production. The price of substantially all of the oil delivered pursuant to the purchase and sale agreement with TUPRAS is tied to Arab Medium oil prices adjusted upward based on an API adjustment, Suez Canal tariff costs, and freight charges. Recently, there has been a significant widening of the differential between the ICE Brent Index price and our realized oil prices. In 2018 and 2019, the average monthly differential between the ICE Brent Index Price and our realized oil prices was $2.44 and $0.17 per barrel, respectively. In April and May 2020, the average monthly differential between the ICE Brent Index Price and our realized oil prices was $6.90 and $8.34 per barrel, respectively. The widening of the differential between ICE Brent Index Price and our realized oil prices has rendered our hedges less effective, resulting in significantly lowered revenues. This differential may expand or contract in the future.

The price of the oil delivered pursuant to the purchase and sale agreement with TUPRAS is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. In November 2019, TUPRAS filed a lawsuit seeking restitution from us for alleged overpayments resulting from a February 2019 amendment to the Turkish domestic crude oil pricing formula under Petroleum Market Law No. 5015 (the “Pricing Amendment”). TUPRAS also claimed that the Pricing Amendment violates the Constitution of the Republic of Turkey and seeks to have the Pricing Amendment cancelled. Additionally, in April 2020, TUPRAS notified us that it intends to extend payment terms for oil purchases by 60 days. The outcome of the TUPRAS lawsuit and negotiations regarding the extension of payment terms is uncertain; however, a conclusion of the lawsuit in TUPRAS’s favor or an extension of payment terms would reduce or delay our cash flow and decrease our cash balances.

In the second quarter of 2020, we borrowed approximately $626,000 pursuant to the U.S. Payment Protection Program (the “PPP”) to cover certain payroll, benefit, and rent expenses. We have forecast that amounts borrowed or received pursuant to the PPP will be forgiven for cash flow purposes. New guidance on the criteria for forgiveness continues to be released. Additionally, in the second quarter of 2020, the Turkish government passed legislation permitting employers to reduce the working hours of employees, reducing payroll and benefit expenses, through the end of June 2020. The projected reduction in payroll and benefit expenses due to this legislation is approximately $360,000.

As of March 31, 2020, we had $10.6 million of outstanding principal under the 2019 Term Loan. The 2019 Term Loan is payable in one monthly installment of $0.6 million in June 2020 and seven monthly installments of $1.4 million plus accrued interest from July 2020 through the maturity date in February 2021. In addition, dividends on our Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. In order to conserve cash, we elected to pay the second dividend in 2020 in common shares.

As of the date hereof, based on cash on hand and projected future cash flow from operations, our current liquidity position is severely constrained and is forecast to worsen during 2020 as revenues are insufficient to meet our ordinary course expenditures and debt obligations. Based on our current cash flow forecasts, we may be unable to pay the scheduled monthly installments on the 2019 Term Loan in the fourth quarter of 2020 unless we can increase revenues, obtain additional financing, or restructure our current obligations. To date, we have been unable to restructure our current obligations or obtain additional financing to alleviate these liquidity issues. As a result, substantial doubt exists regarding our ability to continue as a going concern. Our management is actively pursuing improving our working capital position in order to remain a going concern for the foreseeable future.

Management believes the going concern assumption to be appropriate for these consolidated financial statements.  If the going concern assumption was not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, reported revenues and expenses and in the balance sheet classifications used in these consolidated financial statements.

3. Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

In November 2018, the FASB ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather Topic 842, Leases. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted this standard effective January 1, 2020. The adoption of this update had no impact on our consolidated financial statements and results of operations.

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

4. Series A Preferred Shares

Series A Preferred Shares

As of March 31, 2020 and 2019, we had 921,000 outstanding Series A Preferred Shares. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of March 31, 2020, there were $5.0 million of Series A Preferred Shares and $41.1 million of Series A Preferred Shares – related party outstanding (See Note 15. “Related party transactions”).

Pursuant to the Certificate of Designations for the Series A Preferred Shares (as amended to date, the “Certificate of Designations”), each Series A Preferred Share may be converted at any time, at the option of the holder, into 45.754 common shares (which is equal to an initial conversion price of approximately $1.0928 per common share and is subject to customary adjustments for stock splits, stock dividends, recapitalizations or other fundamental changes).

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

Additionally, upon the occurrence of a change of control (as defined in the Certificate of Designations), we are required to offer to redeem the Series A Preferred Shares within 120 days after the first date on which such change of control occurred, for cash at a redemption price equal to the liquidation preference per share, plus any accrued and unpaid dividends.  A change of control excludes a transaction with Mr. Mitchell, his family members, and their affiliates.

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is

12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year, except for the first dividend payable after March 31, 2020, which dividend will be payable thirty business days following our public filing of this Quarterly Report on Form 10-Q. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three months ended March 31, 2020 and 2019, we paid $1.3 million in cash dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”. In order to conserve cash, we have elected to pay the second dividend in 2020 in common shares.

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

5. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	March 31, 2020	December 31, 2019
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$126,107	$167,446
Bulgaria	490	502
Total oil and natural gas properties, proved	126,597	167,948
Oil and natural gas properties, unproved:
Turkey	10,872	12,978
Total oil and natural gas properties, unproved	10,872	12,978
Gross oil and natural gas properties	137,469	180,926
Accumulated depletion	(86,281)	(101,232)
Net oil and natural gas properties	$51,188	$79,694

At March 31, 2020 and December 31, 2019, we excluded $0.3 million and $0.2 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At March 31, 2020, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $3.4 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $56.8 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the three months ended March 31, 2020, we recorded $2.1 million of exploratory dry-hole costs and $18.2 million of impairment of proved properties, which are primarily measured using Level 3 inputs.  During the three months ended March 31, 2019, we recorded $5.1 million of exploratory dry-hole costs, which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of March 31, 2020, there were no exploratory well costs greater than one year.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Other equipment	$1,156	$1,121
Land	121	132
Inventory	6,671	3,209
Gas gathering system and facilities	78	172
Vehicles	252	304
Leasehold improvements, office equipment and software	4,669	5,264
Gross equipment and other property	12,947	10,202
Accumulated depreciation	(5,005)	(5,378)
Net equipment and other property	$7,942	$4,824

At March 31, 2020, in addition to the above, we have classified $3.8 million of inventory as a current asset, which represents our expected inventory consumption during the next twelve months. We classify our remaining materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At March 31, 2020 and December 31, 2019, we excluded $10.4 million and $10.3 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

6. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the three months ended March 31, 2020 and for the year ended December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Asset retirement obligations at beginning of period	$4,749	$4,667
Liabilities settled	(791)	–
Foreign exchange change effect	(409)	(519)
Additions	–	388
Accretion expense	53	213
Asset retirement obligations at end of period	$3,602	$4,749

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

During the three months ended March 31, 2020 and 2019, we recorded accretion expense of $0.1 million and $0.1 million, respectively.

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

On March 9, 2020, we unwound our three-way collar contract with DenizBank, which hedged approximately 1,000 Bbl/d of our oil production in Turkey. The three-way collar contract had a Brent floor of $55.00, a Brent ceiling of $72.90, and a Brent long call of $80.00, and was in place through April 30, 2020. We also unwound our swap contract with DenizBank, which hedged approximately 1,000 Bbl/d of our oil production in Turkey. The swap contract had a Brent strike price of $60.30 and was in place through December 31, 2020. In connection with these transactions, we received approximately $6.5 million. We used these proceeds to pay down the 2019 Term Loan to reduce our future interest expense.

At March 31, 2020, we did not have any commodity or foreign exchange derivative contracts.  At December 31, 2019, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the tables below:

Fair Value of Derivative Instruments as of December 31, 2019

			Weighted	Weighted
			Average	Average	Additional	Estimated Fair
		Quantity	Minimum	Maximum Price	Call Ceiling	Value of Asset
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	(per Bbl)	(Liability)
						(in thousands)
Three-way collar	January 1, 2020 - April 30, 2020	1,000	$55.00	$72.90	$80.00	21
Swap	January 1, 2020 - December 31, 2020	986	$60.30			(987)
Total Estimated Fair Value of Liability						$(966)

During the three months ended March 31, 2020 and 2019, we recorded a net gain on derivative contracts of $7.5 million and a net loss of $0.1 million, respectively.

Balance sheet presentation

The following table summarizes both: (i) the gross fair value of our derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2019, and (ii) the net recorded fair value as reflected on our consolidated balance sheet at December 31, 2019.  At March 31, 2020 we did not have any commodity or foreign exchange derivative contracts.

As of December 31, 2019
Gross
			Amount	Net Amount of
		Gross	Offset in the	Liabilities
		Amount of	Consolidated	Presented in the
	Location on Consolidated	Recognized	Balance	Consolidated
Type of Derivative Contract	Balance Sheets	Liabilities	Sheets	Balance Sheets
(in thousands)
Crude Oil	Current liabilities	$987	$(21)	$966

On April 3, 2020, we entered into a new swap contract DenizBank, which hedged approximately 2,000 barrels of oil per day. The swap contract is in place from May 2020 through February 2021, has an ICE Brent Index strike price of $36.00 per barrel, and is settled monthly. Therefore, DenizBank is required to make a payment to us if the average monthly ICE Brent Index price is less than $36.00 per barrel, and we are required to make a payment to DenizBank if the average monthly ICE Brent Index price is greater than $36.00 per barrel.

On May 20, 2020, we entered into foreign exchange forward contracts to hedge against currency fluctuations between the TRY and USD. The forward contract settlement dates are from June through August for $1.0 million at a strike price of 6.84 TRY to $1.00 USD.

8. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	March 31,	December 31,
	2020	2019
Fixed and floating rate loans	(in thousands)
Term Loans (1)	$10,643	$20,000
Less: current portion	10,643	17,143
Long-term portion	$–	$2,857

_________________________________________________________

(1)	Includes the 2019 Term Loan, the 2018 Term Loan, and the 2017 Term Loan (each as defined below and collectively, “Term Loans”).

On August 23, 2016, the Turkish branch of TransAtlantic Exploration Mediterranean International Pty Ltd (“TEMI”) entered into a Credit Agreement (the “Credit Agreement”) with DenizBank. The Credit Agreement is a master agreement pursuant to which DenizBank may make loans to TEMI from time to time pursuant to additional loan agreements.

On August 31, 2016, we and DenizBank entered into additional agreements with respect to up to $20.0 million of non-cash facilities, including guarantee letters and treasury instruments for future hedging transactions.

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

2019 Term Loan

On February 22, 2019, DenizBank entered into a $20.0 million term loan (the “2019 Term Loan”) with TEMI under the Credit Agreement.

The 2019 Term Loan bears interest at a fixed rate of 7.5% (plus 0.375% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2019 Term Loan had a grace period through December 2019 during which no payments were due. Thereafter, accrued interest on the 2019 Term Loan was payable monthly, and the principal on the 2019 Term Loan was payable in 14 monthly installments of $1.4 million each.

On March 9, 2020, we unwound our three-way collar contract with DenizBank and received approximately $6.5 million in proceeds, which we used to pay down the 2019 Term Loan.  As part of the pay down, DenizBank extended a grace period for principal repayments until June 29, 2020, at which time we will resume principal payments for one monthly installment in June 2020 of $0.6 million and seven monthly installments of $1.4 million beginning in July 2020.The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by Amity Oil International Pty Ltd (“Amity”), Talon Exploration, Ltd. (“Talon Exploration”), DMLP, Ltd. (“DMLP”), and TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”).

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

The 2019 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain Gundem real estate and Muratli real estate owned by Gundem (as defined in Note 15. “Related party transactions”), (iv) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (v) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2019 Term Loan.

At March 31, 2020, we had $10.6 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

For the three months ended March 31, 2020 and 2019, we recorded interest expense related to the term loans of $0.3 million and $0.3 million, respectively.

9. Leases

Operating and financing leases

We lease office space in Dallas, Texas, Bulgaria and Turkey.  We also lease apartments, vehicles and operations yards in Turkey.    The terms of our lease agreements generally range from one to five years, with some containing options to renew or cancel. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as an operating or financing lease.

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

Operating lease costs were comprised of the following:

March 31, 2020
(in thousands)
Operations yards	$150
Office rent	68
Vehicles	20
Other	30
Total lease costs	$268

Future non-cancelable minimum lease payments under our operating lease commitments as of March 31, 2020 are as follows for each of the next five years and thereafter:

March 31, 2020
(in thousands)
Remainder of 2020	$677
2021	867
2022	867
2023	557
2024	200
2025	-
Thereafter	-
Total	$3,168
Less: Imputed interest	290
Present value of lease liabilities	$2,878

As of March 31, 2020, the weighted average remaining lease term in years is 3.7 years and the weighted average discount rate used was 7.55%.

Future non-cancelable minimum lease payments under our operating lease commitments as of December 31, 2019 were as follows for each of the next five years and thereafter:

December 31, 2019
(in thousands)
2020	$960
2021	867
2022	867
2023	557
2024	200
Thereafter	-
Total	$3,451

10. Contingencies relating to production leases and exploration permits

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

In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000 in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. In November 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. In January 2019, the Bulgarian Minister of Energy filed an appeal in the Supreme Court of Cassation.  The Supreme Court of Cessation held a court hearing on October 21, 2019. A ruling was issued on March 10, 2020, by virtue of which the Supreme Court of Cessation decided that the appeal of the Bulgarian Minister of Energy in its substance is inadmissible. The Bulgarian Minister of Energy has no further rights to appeal.

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

11. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million and $0.1 million for awards of restricted stock units (“RSUs”) for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we had approximately $0.3 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.7 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three months ended March 31, 2020 and 2019 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three months ended March 31, 2020 and 2019 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs and preferred shares, whether exercisable or not. For the three months ended March 31, 2020, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2020	2019
Net loss	$(23,965)	$(3,902)
Basic net loss earnings per common share:
Shares:
Weighted average common shares outstanding	62,310	52,483
Basic net loss per common share:	$(0.38)	$(0.07)
Diluted net loss per common share:
Shares:
Weighted average common shares outstanding	62,310	52,483
Diluted net loss per common share:	$(0.38)	$(0.07)

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended March 31, 2020
Total revenues	$-	$8,360	$-	$8,360
Loss from operations before income taxes	(3,516)	(23,291)	(123)	(26,930)
Capital expenditures	$-	$2,937	$-	$2,937
For the three months ended March 31, 2019
Total revenues	$-	$19,041	$-	$19,041
(Loss) income from operations before income taxes	(2,873)	7,616	(5,222)	(479)
Capital expenditures	$-	$9,857	$-	$9,857
Segment assets
March 31, 2020	$10,520	$92,025	$668	$103,213
December 31, 2019	$7,810	$127,986	$708	$136,504

13. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, the European Union Euro, and the TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the USD reporting currency. At March 31, 2020, we had 23.2 million TRY (approximately $3.6 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY. At March 31, 2020, we were a party to foreign exchange derivative contracts (See Note 7. “Derivative instruments”).

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At March 31, 2020, we were not party to any commodity derivative contracts.

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

Fair value measurements

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at March 31, 2020 and December 31, 2019, due to the short maturity of those instruments.

The following table summarizes the valuation of our financial liabilities as of March 31, 2020:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Disclosed but not carried at fair value
Liabilities:
2019 Term Loan	-	-	(9,157)	(9,157)
Total	$-	$-	$(9,157)	$(9,157)

The following table summarizes the valuation of our financial liabilities as of December 31, 2019:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Liabilities:
Commodity derivative contracts	$-	$(966)	$-	$(966)
Disclosed but not carried at fair value
Liabilities:
2019 Term Loan	-	-	(17,333)	(17,333)
Total	$-	$-	$(17,333)	$(17,333)

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. At March 31, 2020 and December 31, 2019, the fair values of the 2019 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

14. Asset divestiture

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

For the three months ended March 31, 2020, we recorded a net loss of $10.1 million on the sale of Petrogas.  The loss primarily related to the reclassification of the accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity and presented below:

Loss on Sale
(in thousands)
Total cash proceeds for Petrogas	$1,451
Less: Petrogas net liabilities	(652)
Gain on sale before accumulated foreign currency translation adjustment	2,103
Less: Petrogas accumulated foreign currency translation adjustment	(12,231)
Net loss on sale of Petrogas	$(10,128)

15. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	March 31,	December 31,
	2020	2019
	(in thousands)
Related party accounts receivable:
Service Agreement	$293	$433
PSI MSA	163	128
Total related party accounts receivable	$456	$561
Related party accounts payable:
Service Agreement	$184	$204
PSI MSA	5,533	3,959
Interest payable on Series A Preferred	1,228	-
Gundem Fee	25	-
Other - board of directors fees	15	99
Total related party accounts payable	$6,985	$4,262

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

As of March 31, 2020, we had $0.3 million of outstanding receivables and $0.2 million of outstanding payables pursuant to the Service Agreement.

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

As of March 31, 2020, we had $0.2 million of outstanding receivables and $5.5 million of outstanding payables pursuant to the PSI MSA.

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

During the three months ended March 31, 2020, we reduced the principal amount of the Note by $0.1 million for cash dividends paid on the Series A Preferred Shares.

As of March 31, 2020, the amount receivable under the Note was $3.7 million.

Pledge fee agreements

In connection with the pledge of certain Gundem real estate and Muratli real estate to DenizBank as collateral for certain loans, on August 31, 2016, we entered into a pledge fee agreement (the “Gundem Fee Agreement”) with Gundem Turizm Yatirim ve Isletme A.S., predecessor-in-interest to Gundem Yatirim with respect to the Gundem real estate and Muratli real estate pledged as collateral for the Term Loans (“Gundem”). Pursuant to the Gundem Fee Agreement, we pay Gundem a fee equal to 5% per annum of the collateral value of the Gundem real estate and Muratli real estate pledged as collateral for the Term Loans. Pursuant to the Gundem Fee Agreement, the Gundem real estate has a deemed collateral value of $10.0 million and the Muratli real estate has a deemed collateral value of $5.0 million.

In connection with the pledge of the Diyarbakir real estate to DenizBank as collateral for certain loans, on August 31, 2016, we entered into a pledge fee agreement with Messrs. Mitchell and Uras (the “Diyarbakir Fee Agreement”) pursuant to which we pay Mr. Mitchell and Mr. Uras a fee of 5% per annum of the collateral value of the Diyarbakir real estate. Pursuant to the Diyarbakir Fee Agreement, the Diyarbakir real estate has a deemed collateral value of $5.0 million.

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Amended Note. During the three months ended March 31, 2020, we reduced the principal amount of the Amended Note by $0.2 million for amounts paid under the pledge fee agreements.

16. Subsequent Events

On April 3, 2020, we entered into an oil swap contract with DenizBank to hedge 2,000 Bbl/day of our oil production in Turkey.  The term began on May 1, 2020 and extends through February 28, 2021, with a swap price of $36.00 per barrel.

On April 21, 2020, the special committee of the board of directors (the “Committee”) received an unsolicited offer (the “April Offer”) from a group of our current shareholders affiliated with Mr. Mitchell and his children (collectively, the “Mitchell Group”) to acquire 100% of our outstanding common shares, subject to certain conditions.  The Committee engaged a financial advisor to assist with its review and evaluation of the April Offer and any other offers that might be received. After consultation with our legal and financial advisors, the Committee rejected the April Offer. On May 28, 2020, the Committee received a revised, non-binding offer (the “May Offer”) from the Mitchell Group to acquire 100% of our outstanding common shares, subject to certain conditions. After consultation with our legal and financial advisors, the Committee rejected the May Offer. The Committee continues to engage in discussions with the Mitchell Group. There is no assurance that discussions with the Mitchell Group will result in a sale of the Company or any other transaction.

On May 20, 2020, we entered into foreign exchange forward contracts to hedge against currency fluctuations between the TRY and USD. The forward contract settlement dates are from June through August for $1.0 million at a strike price of 6.84 TRY to $1.00 USD.

On May 22, 2020, in order to correspond to the revised timing for the filing of this Quarterly Report on Form 10-Q, the holders of the Series A Preferred Shares, unanimously approved Amendment No. 1 to the Certificate of Designations of the Series A Preferred Shares (the “Amendment”). The Amendment revised the definitions for Dividend Payment Date and the Dividend Record Date for the upcoming dividend on the Series A Preferred Shares.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. As of March 31, 2020, we held interests in 365,171 and 162,800 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of June 22, 2020, approximately 49.9% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors. Persons and entities associated with Mr. Mitchell also owned 739,000 Series A Preferred Shares. Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

On April 21, 2020, the Committee received the April Offer from the Mitchell Group to acquire 100% of our outstanding common shares, subject to certain conditions.  The Committee engaged a financial advisor to assist with its review and evaluation of the April Offer and any other offers that might be received. After consultation with our legal and financial advisors, the Committee rejected the April Offer. On May 28, 2020, the Committee received the May Offer from the Mitchell Group to acquire 100% of our outstanding common shares, subject to certain conditions. After consultation with our legal and financial advisors, the Committee rejected the May Offer. The Committee continues to engage in discussions with the Mitchell Group. There is no assurance that discussions with the Mitchell Group will result in a sale of the Company or any other transaction.

On May 22, 2020, in order to correspond to the revised timing for the filing of this Quarterly Report on Form 10-Q, the holders of the Series A Preferred Shares, unanimously approved the Amendment, which revised the definitions for Dividend Payment Date and the Dividend Record Date for the upcoming dividend on the Series A Preferred Shares.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Financial and Operational Performance Summary

The following summarizes our financial and operational performance for the first quarter of 2020:

•	We reported a $24.0 million net loss for the three months ended March 31, 2020, of which $10.1 million was a non-cash loss resulting from the sale of Petrogas.
•	We derived 97.1% of our oil and natural gas revenues from the production of oil and 2.9% from the production of natural gas during the three months ended March 31, 2020.
•

Total oil and natural gas sales revenues decreased 55.8% to $8.3 million for the quarter ended March 31, 2020 from $18.9 million in the same period in 2019. The decrease was the result of a $31.29 decrease in the average price received per barrel of oil equivalent (“Boe”) and a decrease in sales volumes of 50,000 barrels of oil equivalent (“Mboe”).

•	For the quarter ended March 31, 2020, we incurred $2.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $9.9 million for the quarter ended March 31, 2019.
•

As of March 31, 2020, we had $10.6 million in short-term debt, and $46.1 million in Series A Preferred Shares as compared to $2.9 million in long-term debt, $17.1 million in short-term debt, and $46.1 million in Series A Preferred Shares as of December 31, 2019.

First Quarter 2020 Operational Update

Southeastern Turkey

Molla

During 2020, we plan to cointinue our recompletion, workover, and production optimization plans in our producing fields, including Bahar, Yeniev, Goksu, Pinar, Southeast Bahar, Catak, and Karagoz.  Drilling additional wells will be dependent on oil prices.

Bahar Field. In the first quarter of 2020, we started construction of phase II electrification of the Bahar field to replace diesel generated power with gas generated power, which will be distributed to each well in the field. The phase II electrification was completed and operational in the second quarter of 2020.

Goksu Field. We whipstocked the Goksu-4H well in January 2020. The well was re-drilled to a total depth of 5,720 feet. Although we encountered high permeability in the Mardin formation, tests did not indicate commercial quantities of oil.

Arpatepe Field. In the first quarter of 2020, we started implementation of a full field waterflood of the Arpatepe field. We plan to recomplete four wells in the field as water injection wells and one well as a water source well. Additionally, we plan to build a central facility and gathering system to handle increased volumes, however this is subject to change due to budget constraints and partner requests.

Selmo

During 2020, we plan to continue our recompletion, workover, and production optimization operations in the Selmo field.

Bulgaria

We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for the remainder of 2020 to range between $1.0 million and $1.5 million. We expect net field capital expenditures during 2020 may include between $0.5 million and $1.5 million to implement a waterflood in the Bedinan sandstone in the Arpatepe field and up to $0.5 million for recompletions. Our projected 2020 capital expenditure budget is subject to change.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3. Significant accounting policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Our results of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Change
	2020	2019	2020-2019
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	218	269	(51)
Natural gas (Mmcf)	56	50	6
Total production (Mboe)	227	277	(50)
Average daily sales volumes (Boepd)	2,498	3,082	(584)
Average prices:
Oil (per Bbl)	$37.18	$69.00	$(31.82)
Natural gas (per Mcf)	$4.30	$5.94	$(1.64)
Oil equivalent (per Boe)	$36.71	$68.00	$(31.29)
Revenues:
Oil and natural gas sales	$8,343	$18,861	$(10,518)
Other	17	180	(163)
Total revenues	8,360	19,041	(10,681)
Costs and expenses (income):
Production	3,519	2,502	1,017
Transportation and processing	1,160	1,319	(159)
Exploration, abandonment and impairment	20,338	5,113	15,225
Seismic and other geological and geophysical	45	77	(32)
General and administrative	2,352	3,054	(702)
Depletion	2,877	3,579	(702)
Depreciation and amortization	112	137	(25)
Interest and other expense	2,212	2,478	(266)
Interest and other income	(121)	(174)	53
Foreign exchange loss	128	1,273	(1,145)
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	6,547	-	6,547
Change in fair value on derivative contracts	966	(110)	1,076
Total loss on derivative contracts	7,513	(110)	7,623
Oil and natural gas costs per Boe:
Production	$13.55	$7.90	$5.65
Depletion	$11.08	$11.29	$(0.21)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased to $8.3 million for the three months ended March 31, 2020 from $18.9 million for the same period in 2019. The decrease was primarily due to a decrease in the average realized price per Boe. Our average price received decreased $31.29 per Boe to $36.71 per Boe for the three months ended March 31, 2019 from $68.00 per Boe for the same period in 2019. The decrease was also due to a decrease in our average daily sales volumes of 584 Boe per day (“Boepd”) for the three months ended March 31, 2020 as compared to the same period in 2019.

Production. Production expenses increased to $3.5 million, or $13.55 per Boe, for the three months ended March 31, 2020 from $2.5 million, or $7.90 per Boe, for the same period in 2019. The increase was primarily due to an increase in contract labor costs and personnel expenses of $0.5 million and an increase in workover expenses of $0.4 million.

Transportation and Processing. Transportation and processing expense decreased to $1.2 million for the three months ended March 31, 2020 from $1.3 million for the same period in 2019. The decrease in transportation expenses was primarily due to the decrease in our average daily sales volumes of 584 Boepd.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $20.3 million for the three months ended March 31, 2020 from $5.1 million for the same period in 2019. The increase was due to proved property impairments of our Selmo and Bahar fields due to the oil price decline and the exploratory dry hole write-off of the Bati-Yasince well.

General and Administrative. General and administrative expense decreased to $2.4 million for the three months ended March 31, 2020 from $3.1 million for the same period in 2019. The decrease was primarily due to a $0.7 million decrease in personnel expenses compared to the same period in 2019.

Depletion. Depletion expense decreased to $2.9 million, or $11.08 per Boe, for the three months ended March 31, 2020 from $3.6 million, or $11.29 per Boe, for the same period of 2019. The decrease was primarily due to the devaluation of the TRY to the USD and a decrease in production volumes.

Interest and Other Expense. Interest and other expense decreased to $2.2 million for the three months ended March 31, 2020 from $2.5 million for the same period in 2019. The decrease was due to our lower average debt balances outstanding during the three months ended March 31, 2020 versus the same period in 2019.

Foreign Exchange Loss. We recorded a foreign exchange loss of $0.1 million for the three months ended March 31, 2020 as compared to $1.3 million for the same period in 2019. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the three months ended March 31, 2020 was due to a decrease in the value of the TRY compared to the USD.

Gain (Loss) on Derivative Contracts. We recorded a net gain on derivative contracts of $7.5 million for the three months ended March 31, 2020 as compared to a net loss of $0.1 million for the same period in 2019. During the three months ended March 31, 2020, we recorded a $1.0 million gain to mark our currency derivative contracts to their fair value and a $6.5 million gain on settled contracts. During the same period in 2019, we recorded a $0.1 million loss to mark our commodity derivative contracts to their fair value.

Capital Expenditures

For the three months ended March 31, 2020, we incurred $2.9 million in capital expenditures, including seismic and corporate expenditures, as compared to $9.9 million for the same period in 2019.

We expect our net field capital expenditures for the remainder of 2020 to range between $1.0 million and $1.5 million. We expect net field capital expenditures during 2020 to include between $0.5 million and $1.5 million to implement a waterflood in the Bedinan sandstone in the Arpatepe field and up to $0.5 million for recompletions. Our projected 2020 capital expenditure budget is subject to change.

Cash Flows

Net cash provided by operating activities during the three months ended March 31, 2020 was $14.1 million, an increase from net cash provided by operating activities of $4.5 million for the same period in 2019. The increase was primarily due to the changes in our current assets and current liabilities partially offset by a decrease in our revenues.

Net cash used in investing activities during the three months ended March 31, 2020 was $1.6 million, a decrease from net cash used in investing activities of $9.3 million for the same period in 2019. The decrease was primarily due to a decrease in our capital expenditures compared to the same period in 2019.

Net cash used in financing activities during the three months ended March 31, 2020 was $9.4 million, a decrease from net cash provided by financing activities of $15.8 million for the same period in 2019. The change was primarily due to a decrease in our outstanding loan.

Liquidity and Capital Resources

Our primary sources of liquidity for the first quarter of 2020 were our cash and cash equivalents, cash flow from operations and the sale of assets. At March 31, 2020, we had cash and cash equivalents of $12.8 million, $10.6 million in short-term debt, and a working capital surplus of $5.9 million, compared to cash and cash equivalents of $9.7 million, $2.9 million in long-term debt, $17.1 million in short-term debt and a working capital surplus of $2.0 million at December 31, 2019.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the COVID-19 as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand.  Since then, Brent crude prices have rebounded to approximately $39.00 per barrel as of June 12, 2020 and remain volatile and unpredictable. The current futures forward curve for Brent crude indicates that prices may continue at or near current prices for an extended time.

As a result of the decline in Brent crude prices, the current near term price outlook and resulting lower current and projected cash flows from operations, we have reduced our planned capital expenditures to those necessary for production lease maintenance and those projecting a return on invested capital at current prices. In order to mitigate the impact of reduced prices on our 2020 cash flows and liquidity, we implemented cost reduction measures to reduce our operating costs and general and administrative expenses. In connection therewith, we intend to prioritize funding operating expenditures over general and administrative expenditures, whenever possible.

On March 9, 2020, we unwound our commodity derivative contracts with respect to our future crude oil production. In connection with these transactions, we received $6.5 million. In order to reduce future interest expense, we used these proceeds to pay down the 2019 Term Loan. On April 3, 2020, we entered into a new swap contract with DenizBank, which hedged approximately 2,000 barrels of oil per day. The swap contract is in place from May 2020 through February 2021, has an ICE Brent Index strike price of $36.00 per barrel, and is settled monthly. Therefore, DenizBank is required to make a payment to us if the average monthly ICE Brent Index price is less than $36.00 per barrel, and we are required to make a payment to DenizBank if the average monthly ICE Brent Index price is greater than $36.00 per barrel.

TUPRAS purchases substantially all of our crude oil production. The price of substantially all of the oil delivered pursuant to the purchase and sale agreement with TUPRAS is tied to Arab Medium oil prices adjusted upward based on an API adjustment, Suez Canal tariff costs, and freight charges. Recently, there has been a significant widening of the differential between the ICE Brent Index price and our realized oil prices. In 2018 and 2019, the average monthly differential between the ICE Brent Index Price and our realized oil prices was $2.44 and $0.17 per barrel, respectively. In April and May 2020, the average monthly differential between the ICE Brent Index Price and our realized oil prices was $6.90 and $8.34 per barrel, respectively. The widening of the differential between ICE Brent Index Price and our realized oil prices has rendered our hedges less effective, resulting in significantly lowered revenues. This differential may expand or contract in the future.

The price of the oil delivered pursuant to the purchase and sale agreement with TUPRAS is determined under the Petroleum Market Law No. 5015 under the laws of the Republic of Turkey. In November 2019, TUPRAS filed a lawsuit seeking restitution from us for alleged overpayments resulting from the Pricing Amendment. TUPRAS also claimed that the Pricing Amendment violates the Constitution of the Republic of Turkey and seeks to have the Pricing Amendment cancelled. Additionally, in April 2020, TUPRAS notified us that it intends to extend payment terms for oil purchases by 60 days. The outcome of the TUPRAS lawsuit and negotiations regarding the extension of payment terms is uncertain; however, a conclusion of the lawsuit in TUPRAS’s favor or an extension of payment terms would reduce or delay our cash flow and decrease our cash balances.

In the second quarter of 2020, we borrowed approximately $626,000 pursuant to the PPP to cover certain payroll, benefit, and rent expenses. We have forecast that amounts borrowed or received pursuant to the PPP will be forgiven for cash flow purposes. New guidance on the criteria for forgiveness continues to be released. Additionally, in the second quarter of 2020, the Turkish government passed legislation permitting employers to reduce the working hours of employees, reducing payroll and benefit expenses, through the end of June 2020. The projected reduction in payroll and benefit expenses due to this legislation is approximately $360,000.

As of March 31, 2020, we had $10.6 million of outstanding principal under the 2019 Term Loan. The 2019 Term Loan is payable in one monthly installment of $0.6 million in June 2020 and seven monthly installments of $1.4 million plus accrued interest from July 2020 through the maturity date in February 2021. In addition, dividends on our Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. In order to conserve cash, we elected to pay the second dividend in 2020 in common shares.

As of the date hereof, based on cash on hand and projected future cash flow from operations, our current liquidity position is severely constrained and is forecast to worsen during 2020 as revenues are insufficient to meet our ordinary course expenditures and debt obligations. Based on our current cash flow forecasts, we may be unable to pay the scheduled monthly installments on the 2019 Term Loan in the fourth quarter of 2020 unless we can increase revenues, obtain additional financing, or restructure our current obligations. To date, we have been unable to restructure our current obligations or obtain additional financing to alleviate these liquidity issues. As a result, substantial doubt exists regarding our ability to continue as a going concern. Our management is actively pursuing improving our working capital position in order to remain a going concern for the foreseeable future.

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

On December 30, 2019 we repaid the 2017 Term Loan in full in accordance with its terms.

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

On December 30, 2019 we repaid the 2018 Term Loan in full in accordance with its terms.

2019 Term Loan. On February 22, 2019, DenizBank entered into the 2019 Term Loan under the Credit Agreement.

The 2019 Term Loan bears interest at a fixed rate of 7.5% (plus 0.375% for Banking and Insurance Transactions Tax per the Turkish government) per annum. The 2019 Term Loan had a grace period through December 2019 during which no payments were due. Thereafter, accrued interest on the 2019 Term Loan was payable monthly and the principal on the 2019 Term Loan was payable in 14 monthly installments of $1.4 million each.

On March 9, 2020, we unwound our three-way collar contract with DenizBank and received approximately $6.5 million in proceeds which we used to pay down the 2019 Term Loan.  As part of the pay down, DenizBank extended a grace period for principal repayments until June 29, 2020 at which time we will resume principal payments for one monthly installment in June 2020 of $0.6 million and seven monthly installments of $1.4 million beginning in July 2020. The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

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

The 2019 Term Loan is secured by a pledge of (i) the stock of TEMI, DMLP, TransAtlantic Turkey, and Talon Exploration, (ii) substantially all of the assets of TEMI, (iii) certain Gundem real estate and Muratli real estate owned by Gundem, (iv) certain Diyarbakir real estate owned 80% by Mr. Mitchell and 20% by Mr. Uras, and (v) certain Ankara real estate owned 100% by Mr. Uras. In addition, TEMI will assigned its Turkish collection accounts and its receivables from the sale of oil to DenizBank as additional security for the 2019 Term Loan.

At March 31, 2020, we had $10.6 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Series A Preferred Shares. As of March 31, 2020, we had 921,000 Series A Preferred Shares outstanding. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of March 31, 2020, we had $5.0 million of Series A Preferred Shares and $41.1 million of Series A Preferred Shares – related party outstanding (See Note 3. “Series A Preferred Shares”).

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

As of March 31, 2020, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the first quarter of 2020, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the developments described below:

Bulgarian Minister of Energy. In October 2015, the Bulgarian Minister of Energy filed a suit in the Sofia City Court against Direct Petroleum Bulgaria EOOD (“Direct Bulgaria”), claiming $200,000 in liquidated damages for Direct Bulgaria’s alleged failure to fulfill its obligations under the Aglen exploration permit work program. In May 2018, the Sofia City Court concluded that Direct Bulgaria did not fail to fulfill its obligations under the Aglen exploration permit work program as Direct Bulgaria received a force majeure event recognition as a result of a fracture stimulation ban in 2012, imposed by the Bulgarian Parliament, which force majeure event had not been terminated before the expiry of Direct Bulgaria’s obligations under the Aglen exploration permit work program. Additionally, the Sofia City Court concluded that, even if Direct Bulgaria had failed to fulfill its obligations under the Aglen exploration permit work program, the Bulgarian Minister of Energy failed to file suit within the three-year limitation period. Therefore, the Sofia City Court dismissed all claims of the Bulgarian Minister of Energy and ordered the Bulgarian Minister of Energy to pay Direct Bulgaria’s attorney’s fees and legal costs for court experts. In June 2018, the Bulgarian Minister of Energy filed an appeal in the Sofia Court of Appeal. In November 2018, the Sofia Court of Appeal concluded that the judgement of the Sofia City Court was correct and, therefore, dismissed the Bulgarian Minister of Energy’s appeal. In January 2019, the Bulgarian Minister of Energy filed an appeal in the Supreme Court of Cassation. The Supreme Court of Cassation held a court hearing on October 21, 2019. A ruling was issued on March 10, 2020, by virtue of which the Supreme Court of Cessation decided that the appeal of the Bulgarian Minister of Energy in its substance is inadmissible. The Bulgarian Minister of Energy has no further rights to appeal.

Item 1A.	Risk Factors

During the first quarter of 2020, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

3.6

Amendment No. 1 to the Certificate of Designations of 12.0% Series A Convertible Redeemable Preferred Shares of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 22, 2020, filed with the SEC on May 27, 2020).

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

Date: June 17, 2020