Form 10-Q
period 2020-06-30
TRANSATLANTIC PETROLEUM LTD.
filed 2020-08-12
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 7, 2020, the registrant had 68,586,290 common shares outstanding.

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity, and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent Quarterly Reports on Form 10-Q. Such factors include, but are not limited to, the following: the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement (as defined in Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations); the inability to obtain the requisite shareholder approval for the proposed merger or the failure to satisfy other conditions to completion of the proposed merger; risks that the proposed transaction disrupts current plans and operations; the ability to recognize the benefits of the merger; the amount of the costs, fees, and expenses and charges related to the merger; our ability to continue as a going concern; well development results; access to sufficient capital; market prices for natural gas, natural gas liquids, and oil products, including price changes resulting from COVID-19 fears as well as oil oversupply concerns; estimates of reserves and economic assumptions; the ability to produce and transport natural gas, natural gas liquids, and oil products, including price changes resulting from coronavirus fears as well as oil oversupply concerns; the results of exploration and development drilling and related activities; the effects of the coronavirus on our operations, demand for oil and natural gas as well as governmental actions in response to the coronavirus; economic conditions in the countries and provinces in which we carry on business, especially economic slowdowns; actions by governmental authorities; the unwinding of our hedges against a decline in the price of oil; receipt of required approvals; increases in taxes; legislative and regulatory initiatives relating to fracture stimulation activities; changes in environmental and other regulations; renegotiations of contracts; political uncertainty, including sanctions, armed conflicts, and actions by insurgent groups; outcomes of litigation; the negotiation and closing of material contracts; and the other factors discussed in other documents that we file with or furnish to the SEC and Canadian securities regulatory authorities. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: liquidity; ability to continue as a going concern; COVID-19; access to sufficient capital; future oil or natural gas production levels; capital expenditures; asset sales; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs or operations; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing; and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,598	$9,664
Accounts receivable, net
Oil and natural gas sales	6,796	13,299
Joint interest and other	1,106	1,218
Related party	478	561
Prepaid and other current assets	12,497	12,375
Note receivable - related party	3,492	–
Derivative asset	10	–
Inventory	3,249	7,091
Total current assets	36,226	44,208
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	120,915	167,948
Unproved	10,414	12,978
Equipment and other property	13,136	10,202
	144,465	191,128
Less accumulated depreciation, depletion and amortization	(89,529)	(106,610)
Property and equipment, net	54,936	84,518
Other long-term assets:
Other assets	3,524	3,827
Note receivable - related party	–	3,951
Total other assets	3,524	7,778
Total assets	$94,686	$136,504
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,611	$4,555
Accounts payable - related party	5,120	4,262
Accrued liabilities	13,993	15,244
Derivative liability	3,227	966
Loans payable	11,269	17,143
Total current liabilities	35,220	42,170
Long-term liabilities:
Asset retirement obligations	3,505	4,749
Accrued liabilities	9,455	10,370
Deferred income taxes	17,721	22,728
Loans payable	–	2,857
Total long-term liabilities	30,681	40,704
Total liabilities	65,901	82,874
Commitments and contingencies
Series A preferred shares, $0.01 par value, 100,000 shares authorized; 100,000 shares issued and outstanding with a liquidation preference of $50 per share as of June 30, 2020 and December 31, 2019	5,000	5,000
Series A preferred shares-related party, $0.01 par value, 821,000 shares authorized; 821,000 shares issued and outstanding with a liquidation preference of $50 per share as of June 30, 2020 and December 31, 2019	41,050	41,050
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 62,759,347 shares and 62,230,058 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6,276	6,223
Treasury stock	(970)	(970)
Additional paid-in-capital	582,484	582,359
Accumulated other comprehensive loss	(140,671)	(147,347)
Accumulated deficit	(464,384)	(432,685)
Total shareholders' equity (deficit)	(17,265)	7,580
Total liabilities, Series A preferred shares and shareholders' equity	$94,686	$136,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Oil and natural gas sales	$6,483	$17,134	$14,826	$35,994
Other	17	81	34	262
Total revenues	6,500	17,215	14,860	36,256
Costs and expenses:
Production	2,380	2,712	5,899	5,214
Transportation and processing	961	1,221	2,121	2,540
Exploration, abandonment and impairment	-	666	20,338	5,779
Seismic and other exploration	-	108	45	185
General and administrative	2,394	2,690	4,746	5,744
Depreciation, depletion and amortization	2,517	3,442	5,506	7,158
Accretion of asset retirement obligations	44	49	97	101
Total costs and expenses	8,296	10,888	38,752	26,721
Operating (loss) income	(1,796)	6,327	(23,892)	9,535
Other income (expense):
Loss on sale	-	-	(10,128)	-
Interest and other expense	(2,396)	(2,753)	(4,608)	(5,231)
Interest and other income	292	221	413	395
Gain (loss) on derivative contracts	(3,217)	(323)	4,296	(433)
Foreign exchange loss	(356)	(115)	(484)	(1,388)
Total other expense	(5,677)	(2,970)	(10,511)	(6,657)
(Loss) income from operations before income taxes	(7,473)	3,357	(34,403)	2,878
Income tax (expense) benefit	(261)	(3,366)	2,704	(6,789)
Net loss	(7,734)	(9)	(31,699)	(3,911)
Other comprehensive loss:
Foreign currency translation adjustment	(1,245)	(416)	6,676	(4,642)
Comprehensive loss	$(8,979)	$(425)	$(25,023)	$(8,553)

Net loss per common share
Basic net loss per common share	$(0.12)	$(0.00)	$(0.51)	$(0.07)
Weighted average common shares outstanding	62,502	52,529	62,406	52,506
Diluted net loss per common share	$(0.12)	$(0.00)	$(0.51)	$(0.07)
Weighted average common and common equivalent shares outstanding	62,502	52,529	62,406	52,506

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

(U.S. Dollars and shares in thousands)

						Accumulated		Total
					Additional	Other		Shareholders'
	Common	Treasury	Common	Treasury	Paid-in	Comprehensive	Accumulated	Equity
Three months ended June 30, 2020	Shares	Shares	Shares	Stock	Capital	Loss	Deficit	(Deficit)
Balance at March 31, 2020	62,349	333	$6,235	$(970)	$582,426	$(139,426)	$(456,650)	$(8,385)
Issuance of restricted stock units	410	-	41	-	(41)	-	-	-
Share-based compensation	-	-	-	-	114	-	-	114
Tax effect of restricted stock	-	-	-	-	(15)	-	-	(15)
Foreign currency translation adjustment	-	-	-	-	-	(1,245)	-	(1,245)
Net loss	-	-	-	-	-	-	(7,734)	(7,734)
Balance at June 30, 2020	62,759	333	$6,276	$(970)	$582,484	$(140,671)	$(464,384)	$(17,265)
Six Months Ended June 30, 2020
Balance at December 31, 2019	62,230	333	$6,223	$(970)	$582,359	$(147,347)	$(432,685)	$7,580
Issuance of restricted stock units	529	-	53	-	(53)	-	-	-
Share-based compensation	-	-	-	-	229	-	-	229
Tax effect of restricted stock	-	-	-	-	(51)	-	-	(51)
Foreign currency translation adjustment	-	-	-	-	-	6,676	-	6,676
Net loss	-	-	-	-	-	-	(31,699)	(31,699)
Balance at June 30, 2020	62,759	333	$6,276	$(970)	$582,484	$(140,671)	$(464,384)	$(17,265)
Three Months Ended June 30, 2019
Balance at March 31, 2019	52,496	333	$5,249	$(970)	$577,493	$(146,247)	$(431,221)	$4,304
Issuance of restricted stock units	227	-	24	-	(24)	-	-	-
Share-based compensation	-	-	-	-	77	-	-	77
Tax effect of restricted stock	-	-	-	-	(8)	-	-	(8)
Foreign currency translation adjustment	-	-	-	-	-	(416)	-	(416)
Net loss	-	-	-	-	-	-	(9)	(9)
Balance at June 30, 2019	52,723	333	$5,273	$(970)	$577,538	$(146,663)	$(431,230)	$3,948
Six Months Ended June 30, 2019
Balance at December 31, 2018	52,413	333	$5,241	$(970)	$577,488	$(142,021)	$(427,319)	$12,419
Issuance of restricted stock units	310	-	32	-	(32)	-	-	-
Share-based compensation	-	-	-	-	179	-	-	179
Tax effect of restricted stock	-	-	-	-	(97)	-	-	(97)
Foreign currency translation adjustment	-	-	-	-	-	(4,642)	-	(4,642)
Net loss	-	-	-	-	-	-	(3,911)	(3,911)
Balance at June 30, 2019	52,723	333	$5,273	$(970)	$577,538	$(146,663)	$(431,230)	$3,948

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net loss	$(31,699)	$(3,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	229	179
Foreign currency loss	427	3,011
(Gain) loss on derivative contracts	(4,296)	433
Cash settlement on derivative contracts	6,468	–
Loss on sale	10,128	–
Amortization on loan financing costs	21	21
Deferred income tax (benefit) expense	(1,776)	3,713
Exploration, abandonment and impairment	20,338	5,779
Depreciation, depletion and amortization	5,506	7,158
Accretion of asset retirement obligations	97	101
Changes in operating assets and liabilities:
Accounts receivable	5,457	(10,630)
Prepaid expenses and other assets	(1,635)	(6,205)
Accounts payable and accrued liabilities	996	10,973
Net cash provided by operating activities	10,261	10,622
Investing activities:
Additions to oil and natural gas properties	(3,472)	(15,538)
Additions to equipment and other properties	(158)	(188)
Proceeds from sale	1,451	–
Net cash used in investing activities	(2,179)	(15,726)
Financing activities:
Tax withholding on restricted share units	(51)	(97)
Note receivable - related party	–	1,000
Loan proceeds	626	20,000
Loan repayment	(9,357)	(10,800)
Net cash (used in) provided by financing activities	(8,782)	10,103
Effect of exchange rate on cash flows, cash equivalents, and restricted cash	(366)	(1,184)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,066)	3,815
Cash, cash equivalents and restricted cash, beginning of period (1)	9,804	10,032
Cash, cash equivalents and restricted cash, end of period (2)	$8,738	$13,847
Supplemental disclosures:
Cash paid for interest	$2,229	$2,269
Cash paid for taxes	$414	$1,565

(1)

The beginning of period balance at December 31, 2019 includes cash and cash equivalents of $9.7 million and restricted cash of $0.1 million in other assets.  The beginning of period balance at December 31, 2018 includes cash and cash equivalents of $9.9 million and restricted cash of $0.1 million in other assets

(2)

The end of period balance at June 30, 2020 includes cash and cash equivalents of $8.6 million and restricted cash of $0.1 million in other assets. The end of period balance at June 30, 2019 includes cash and cash equivalents of $13.7 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company,” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure, and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of August 7, 2020, approximately 50.5% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors. Persons and entities associated with Mr. Mitchell also owned 739,000 of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

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

We incurred a net loss of $31.7 million for the six months ended June 30, 2020.  At June 30, 2020, we had cash and cash equivalents of $8.6 million, $11.3 million in short-term debt, and a working capital surplus of $1.0 million, compared to cash and cash equivalents of $9.7 million, $2.9 million in long-term debt, $17.1 million in short-term debt and a working capital surplus of $2.0 million at December 31, 2019.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the COVID-19 as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand.  Since then, Brent crude prices have rebounded to approximately $45.00 per barrel as of August 10, 2020 and remain unpredictable.

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

Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchases substantially all of our crude oil production. The price of substantially all of the oil delivered pursuant to the purchase and sale agreement with TUPRAS is tied to Arab Medium oil prices adjusted upward based on an API adjustment, Suez Canal tariff costs, and freight charges. Between March 2020 and May 2020, there was a significant widening of the differential between the average monthly ICE Brent Index price and our realized oil prices. In 2018 and 2019, the average monthly ICE Brent Index Price exceeded our realized oil prices by $2.44 and $0.17 per barrel, respectively. The differential between the average monthly ICE Brent Index Price and our realized oil prices widened from $3.40 per barrel in March 2020 to $8.34 per barrel in May 2020. The widening of the differential between the average monthly ICE Brent Index Price and our realized oil prices rendered our hedges less effective, resulting in significantly lowered revenues from March 2020 through May 2020.  In June 2020, the differential between the average monthly ICE Brent Index Price and our realized oil prices contracted to $0.74 per barrel, and, in July 2020, our realized oil prices exceeded the average monthly ICE Brent Index Price by $3.71 per barrel. The differential between the average monthly ICE Brent Index Price and our realized oil prices remains unpredictable and may expand or contract in the future.

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

In the second quarter of 2020, we borrowed approximately $626,000 pursuant to the U.S. Paycheck Protection Program (the “PPP”) to cover certain payroll, benefit, and rent expenses. We have forecast that amounts borrowed or received pursuant to the PPP will be forgiven for cash flow purposes. New guidance on the criteria for forgiveness continues to be released, and we currently expect that we will meet the conditions for forgiveness for a majority of the loan. Additionally, in the second quarter of 2020, the Turkish government passed legislation permitting employers to reduce the working hours of employees, reducing payroll and benefit expenses, through the end of August 2020. The actual reduction in payroll and benefit expenses due to this legislation is approximately $533,000.

As of June 30, 2020, we had $10.6 million of outstanding principal under the 2019 Term Loan. The 2019 Term Loan is payable in seven monthly installments of $1.4 million plus accrued interest from July 2020 through the maturity date in February 2021. In addition, dividends on our Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. In order to conserve cash, we elected to pay the 2020 second quarter dividend in common shares, and, as such, on July 30, 2020, we issued 5,819,908 common shares to holders of Series A Preferred Shares.

On August 7, 2020, to supplement our liquidity, we entered into an up to $8.0 million loan with an affiliate of Mr. Mitchell.  The loan is due August 7, 2021.  Even with this additional liquidity, as of the date hereof, based on cash on hand and projected future cash flow from operations, our current liquidity position is severely constrained.  As a result, substantial doubt exists regarding our ability to continue as a going concern. Our management is actively pursuing improving our working capital position in order to remain a going concern for the foreseeable future.

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

4. Series A Preferred Shares

Series A Preferred Shares

As of June 30, 2020 and 2019, we had 921,000 outstanding Series A Preferred Shares. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of June 30, 2020, there were $5.0 million of Series A Preferred Shares and $41.1 million of Series A Preferred Shares – related party outstanding (See Note 15. “Related party transactions”).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly on March 31, June 30,

September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three and six months ended June 30, 2020, we recorded $1.8 million and $3.2 million, respectively, in dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.  For the three and six months ended June 30, 2019, we recorded $1.8 million and $3.2 million, respectively, in dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.

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

5. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	June 30, 2020	December 31, 2019
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$120,414	$167,446
Bulgaria	501	502
Total oil and natural gas properties, proved	120,915	167,948
Oil and natural gas properties, unproved:
Turkey	10,414	12,978
Total oil and natural gas properties, unproved	10,414	12,978
Gross oil and natural gas properties	131,329	180,926
Accumulated depletion	(84,606)	(101,232)
Net oil and natural gas properties	$46,723	$79,694

At June 30, 2020 and December 31, 2019, we excluded $0.3 million and $0.2 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At June 30, 2020, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $3.4 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $56.8 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the six months ended June 30, 2020, we recorded $2.1 million of exploratory dry-hole costs and $18.2 million of impairment of proved properties, which are primarily measured using Level 3 inputs.  During the three and six months ended June 30, 2019, we recorded $0.7 million and $5.8 million of exploratory dry-hole costs, respectively, which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of June 30, 2020, there were no exploratory well costs greater than one year.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Other equipment	$1,101	$1,121
Land	115	132
Inventory	7,032	3,209
Gas gathering system and facilities	76	172
Vehicles	242	304
Leasehold improvements, office equipment and software	4,570	5,264
Gross equipment and other property	13,136	10,202
Accumulated depreciation	(4,923)	(5,378)
Net equipment and other property	$8,213	$4,824

At June 30, 2020, in addition to the above, we have classified $3.2 million of inventory as a current asset, which represents our expected inventory consumption during the next twelve months. We classify our remaining materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At June 30, 2020 and December 31, 2019, we excluded $10.3 million and $10.3 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

6. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the six months ended June 30, 2020 and for the year ended December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Asset retirement obligations at beginning of period	$4,749	$4,667
Liabilities settled	(791)	–
Foreign exchange change effect	(550)	(519)
Additions	–	388
Accretion expense	97	213
Asset retirement obligations at end of period	$3,505	$4,749

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

On April 3, 2020, we entered into a new swap contract DenizBank, which hedged 1,975 barrels of oil per day. The swap contract is in place from May 2020 through February 2021, has an ICE Brent Index strike price of $36.00 per barrel, and is settled monthly.

At June 30, 2020, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the table below:

Fair Value of Commodity Derivative Instruments as of June 30, 2020

			Weighted	Weighted
			Average	Average
		Quantity	Minimum	Maximum Price	Additional Call	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	Ceiling	Value of Liability
						(in thousands)
Swap	July 1, 2020 - February 28, 2021	1,975	$36.00	$-	$-	$(3,227)
Total Estimated Fair Value of Liability						$(3,227)

At December 31, 2019, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the table below:

Fair Value of Derivative Instruments as of December 31, 2019

			Weighted	Weighted
			Average	Average	Additional	Estimated Fair
		Quantity	Minimum	Maximum Price	Call Ceiling	Value of Asset
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	(per Bbl)	(Liability)
						(in thousands)
Three-way collar	January 1, 2020 - April 30, 2020	1,000	$55.00	$72.90	$80.00	21
Swap	January 1, 2020 - December 31, 2020	986	$60.30	-	-	(987)
Total Estimated Fair Value of Liability						$(966)

Foreign currency derivatives

To the extent that a legal right of offset exists, we net the value of our derivative contracts with the same counterparty in our consolidated balance sheets. All of our foreign exchange derivative contracts are settled based upon the contract rate. We recognize gains and losses related to these contracts on a fair value basis in our consolidated statements of operations and comprehensive (loss) income under the caption “(Loss) gain on derivative contracts.” Settlements of derivative contracts are included in operating activities on our consolidated statements of cash flows under the caption “Cash settlement on derivative contracts.”

On May 20, 2020, we entered into foreign exchange forward contracts to hedge against currency fluctuations between the TRY and USD. The forward contract settlement dates are from July through August, 2020 for $1.0 million at a strike price of 6.84 TRY to $1.00 USD.

At June 30, 2020, we had outstanding foreign exchange derivative contracts as set forth in the table below:

Fair Value of Foreign Exchange Derivative Instruments as of June 30, 2020

					Buy		Sell	Estimated Fair
Type	Buy/Sell	Rate	Settlement Date	Buy Currency	Currency Amount	Sell Currency	Currency Amount	Value of Asset (Liability)
								(in thousands)
FXOPT	Sell	6.840	07/01/20	USD	1,000,000	USD	6,840,000	2
FXOPT	Buy	1.000	08/03/20	TRY	1,000,000	USD	1,000,000	8
Total Estimated Fair Value of Asset								$10

We did not have any outstanding foreign currency derivatives outstanding as of December 31, 2019.

During the three months ended June 30, 2020 and 2019, we recorded a net loss on derivative contracts of $3.2 million and $0.3 million, respectively.

During the six months ended June 30, 2020 and 2019, we recorded a net gain on derivative contracts of $4.3 million and a net loss of $0.4 million, respectively.

Balance sheet presentation

The following tables summarizes both: (i) the gross fair value of our derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at June 30, 2020 and December 31, 2019, and (ii) the net recorded fair value as reflected on our consolidated balance sheet at June 30, 2020 and December 31, 2019.

As of June 30, 2020
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets (Liabilities)
		Amount of	Consolidated	Presented in the
Type of Derivative	Location on Consolidated	Recognized	Balance	Consolidated
Contract	Balance Sheets	Assets (Liabilities)	Sheets	Balance Sheets
(in thousands)
Commodity - crude oil	Current liabilities	$(3,227)	$-	$(3,227)
Foreign exchange	Current asset	$10	$-	$10

As of December 31, 2019
Gross
			Amount	Net Amount of
		Gross	Offset in the	(Liabilities)
		Amount of	Consolidated	Presented in the
Type of Derivative	Location on Consolidated	Recognized	Balance	Consolidated
Contract	Balance Sheets	(Liabilities)	Sheets	Balance Sheets
(in thousands)
Crude Oil	Current liabilities	$(987)	$21	$(966)

8. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	June 30,	December 31,
	2020	2019
Fixed and floating rate loans	(in thousands)
Term Loans (1)	$10,643	$20,000
PPP Loan	626	-
Less: current portion	11,269	17,143
Long-term portion	$–	$2,857

_________________________________________________________

(1)	Includes the 2019 Term Loan, the 2018 Term Loan, and the 2017 Term Loan (each as defined below and collectively, “Term Loans”).

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

On March 9, 2020, we unwound our three-way collar contract with DenizBank and received approximately $6.5 million in proceeds, which we used to pay down the 2019 Term Loan.  As part of the pay down, DenizBank extended a grace period for principal repayments until July 2020, at which time we resumed principal payments for one monthly installment in July 2020 of $0.6 million and seven monthly installments of $1.4 million beginning in August 2020.The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by Amity Oil International Pty Ltd (“Amity”), Talon Exploration, Ltd. (“Talon Exploration”), DMLP, Ltd. (“DMLP”), and TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”).

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

At June 30, 2020, we had $10.6 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Paycheck Protection Program

On April 10, 2020, we received loan proceeds in the amount of $626,000 under the PPP.  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24-week period.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We used the proceeds for purposes consistent with the PPP and believe that our use of the loan proceeds will meet the conditions for forgiveness for a majority of the loan.

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

Operating lease costs were comprised of the following:

June 30, 2020
For the six months ended June 30, 2020	(in thousands)
Operations yards	$300
Office rent	133
Vehicles	22
Other	51
Total lease costs	$506

Future non-cancelable minimum lease payments under our operating lease commitments as of June 30, 2020 were as follows for each of the next five years and thereafter:

June 30, 2020
(in thousands)
Remainder of 2020	$461
2021	729
2022	861
2023	558
2024	202
2025	-
Thereafter	-
Total	$2,811
Less: Imputed interest	87
Present value of lease liabilities	$2,724

As of June 30, 2020, the weighted average remaining lease term in years was 3.5 years, and the weighted average discount rate used was 7.55%.

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

11. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million for awards of restricted stock units (“RSUs”) for the three months ended June 30, 2020 and 2019, respectively.  We recorded share-based compensation expense of $0.2 million for awards of RSUs for the six months ended June 30, 2020 and 2019.

As of June 30, 2020, we had approximately $0.2 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.4 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and six months ended June 30, 2020 and 2019 equals net loss divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and six months ended June 30, 2020 and 2019 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs and preferred shares, whether exercisable or not. For the three and six months ended June 30, 2020 and 2019, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net loss	$(7,734)	$(9)	$(31,699)	$(3,911)
Basic net loss earnings per common share:
Shares:
Weighted average common shares outstanding	62,502	52,529	62,406	52,506
Basic net loss per common share:	$(0.12)	$(0.00)	$(0.51)	$(0.07)
Diluted net loss per common share:
Shares:
Weighted average common shares outstanding	62,502	52,529	62,406	52,506
Diluted net loss per common share:	$(0.12)	$(0.00)	$(0.51)	$(0.07)

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended June 30, 2020
Total revenues	$-	$6,500	$-	$6,500
Loss from operations before income taxes	(3,456)	(3,963)	(54)	(7,473)
Capital expenditures	$-	$561	$-	$561
For the three months ended June 30, 2019
Total revenues	$-	$17,215	$-	$17,215
Loss from operations before income taxes	(2,667)	6,756	(732)	3,357
Capital expenditures	$-	$5,509	$667	$6,176
For the six months ended June 30, 2020
Total revenues	$-	$14,860	$-	$14,860
Loss from operations before income taxes	(6,972)	(27,254)	(177)	(34,403)
Capital expenditures	$-	$3,472	$-	$3,472
For the six months ended June 30, 2019
Total revenues	$-	$36,256	$-	$36,256
(Loss) income from operations before income taxes	(5,540)	14,372	(5,954)	2,878
Capital expenditures	$-	$10,728	$5,050	$15,778
Segment assets
June 30, 2020	$6,973	$87,054	$659	$94,686
December 31, 2019	$7,810	$127,986	$708	$136,504

13. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, the European Union Euro, and the TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the USD reporting currency. At June 30, 2020, we had 14.6 million TRY (approximately $2.1 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY. At June 30, 2020, we were a party to foreign exchange derivative contracts (See Note 7. “Derivative instruments”).

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At June 30, 2020 and December 31, 2019, we were a party to commodity derivative contracts (See Note 7. “Derivative instruments”).

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

Fair value measurements

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at June 30, 2020 and December 31, 2019, due to the short maturity of those instruments.

The following table summarizes the valuation of our financial liabilities as of June 30, 2020:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets and (liabilities):
Commodity derivative contracts	$-	$(3,227)	$-	$(3,227)
Foreign exchange derivative contracts		10		10
Total	$-	$(3,217)	$-	$(3,217)
Disclosed but not carried at fair value
Liabilities:
2019 Term Loan	-	-	(9,708)	(9,708)
Total	$-	$-	$(9,708)	$(9,708)

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

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. At June 30, 2020 and December 31, 2019, the fair values of the 2019 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

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

For the three months ended March 31, 2020, we recorded a net loss of $10.1 million on the sale of Petrogas.  The loss primarily related to the reclassification of the accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity and presented below:

Loss on Sale
(in thousands)
Total cash proceeds for Petrogas	$1,451
Less: Petrogas net liabilities	(652)
Gain on sale before accumulated foreign currency translation adjustment	2,103
Less: Petrogas accumulated foreign currency translation adjustment	(12,231)
Net loss on sale of Petrogas	$(10,128)

15. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	June 30,	December 31,
	2020	2019
	(in thousands)
Related party accounts receivable:
Service Agreement	$204	$433
PSI MSA	274	128
Total related party accounts receivable	$478	$561
Related party accounts payable:
Service Agreement	$215	$204
PSI MSA	3,055	3,959
Interest payable on Series A Preferred	1,560	-
Other - board of directors fees	290	99
Total related party accounts payable	$5,120	$4,262

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

As of June 30, 2020, we had $0.2 million of outstanding receivables and $0.2 million of outstanding payables pursuant to the Service Agreement.

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

As of June 30, 2020, we had $0.3 million of outstanding receivables and $3.1 million of outstanding payables pursuant to the PSI MSA.

Office sublease

On August 7, 2018 and effective as of June 14, 2018, TransAtlantic USA entered into a sublease agreement (the “Sublease”) with Longfellow to lease corporate office space located at 16803 North Dallas Parkway, Addison, Texas. The Sublease was approved by the audit committee of the board of directors.

On June 30, 2020, TransAtlantic USA entered into a landlord consent (the “Consent”) with Longfellow, pursuant to which Longfellow consented to the continuing of that Sublease on a month-to-month basis with the rights of each of TransAtlantic USA and Longfellow to terminate the Sublease upon thirty days’ written notice.

TransAtlantic USA subleases approximately 10,000 square feet of corporate office space in Addison, Texas. The initial lease term under the Sublease commenced on June 14, 2018 (the “Commencement Date”) and expired on June 30, 2020. From the Commencement Date until June 30, 2019, TransAtlantic USA was required to pay monthly rent of $18,333.33 to Longfellow, plus utilities, real property taxes, and liability insurance (to the extent that TransAtlantic USA does not obtain its own liability insurance). The monthly rent increases by $416.67 for the period commencing June 30, 2019 and ending June 30, 2021.

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

During the six months ended June 30, 2020, we reduced the principal amount of the Note by $0.2 million for cash dividends paid on the Series A Preferred Shares.

As of June 30, 2020, the amount receivable under the Note was $3.5 million.

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

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Amended Note. During the six months ended June 30, 2020, we reduced the principal amount of the Note by $0.3 million for amounts paid under the pledge fee agreements.

16. Subsequent Events

Series A Dividend

On July 30, 2020, we issued an aggregate of 5,819,908 common shares to holders of the Series A Preferred Shares as payment of the June 30, 2020 quarterly dividend on the Series A Preferred Shares.  Each common share was issued at a price of $0.3165 per common share, which was equal to the 15-day volume weighted average price through the close of trading of the common shares on the NYSE American on July 8, 2020.

Merger Agreement

On August 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with TAT Holdco LLC, a Texas limited liability company (“Parent”) controlled by a group of holders (the “Preferred Shareholder Group”) representing 100% of our outstanding Series A Preferred Shares, and TAT Merger Sub LLC, a Texas limited liability company and wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which we will merge with and into Merger Sub and each of our issued and outstanding common shares (other than the Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)) will be canceled and will be converted automatically into the right to receive $0.13 in cash (the “Merger Consideration”).

The members of the Preferred Shareholder Group are Longfellow, Dalea, the Alexandria Nicole Mitchell Trust 2005, the Elizabeth Lee Mitchell Trust 2005, the Noah Malone Mitchell Trust 2005, Stevenson Briggs Mitchell, KMF Investments Partners, LP, West Investment Holdings, LLC, Randall I. Rochman, and Betsy Rochman. Longfellow and Dalea are affiliates of our chief executive officer and chairman of our board of directors, N. Malone Mitchell 3rd.

A special committee comprised entirely of independent and disinterested directors of our board of directors voted unanimously to recommend to our board of directors that it, and thereafter our board of directors (other than N. Malone Mitchell 3rd, Randall I. Rochman, and Jonathon T. Fite) voted unanimously to approve and declare, among other things, that (i) the merger, the Merger Agreement, a guaranty made in connection with the Merger Agreement (collectively, the “Merger Documents”) and the transactions contemplated by the Merger Documents are procedurally fair to, and advisable and in the best interests of, us and our shareholders, including our unaffiliated shareholders, and (ii) the Merger Consideration is fair to, both from a financial point of view and otherwise, advisable and in the best interests of our shareholders, including our unaffiliated shareholders. Seaport Gordian Energy LLC served as the financial advisor to the special committee in connection with the merger and the Merger Agreement.

If the merger is consummated, our common shares will be delisted from the NYSE American Exchange and Toronto Stock Exchange and deregistered under the Exchange Act as soon as practicable following the effective time of the merger.

Our shareholders will be asked to vote on the adoption and approval of the Merger Agreement, a Bermuda statutory merger agreement and the transactions contemplated thereby at a special meeting of our shareholders that will be held on a date to be announced. Consummation of the merger is subject to customary conditions, including without limitation, the adoption and approval of the Merger Agreement and the Bermuda statutory merger agreement by holders of our common shares by at least 75% of the votes cast and holders of Series A Preferred Shares with at least 75% of the votes cast, in each case at a duly convened meeting of our shareholders at which a quorum is present. In connection with the execution of the Merger Agreement, the members of the Preferred Shareholder Group have entered into a voting agreement pursuant to which such shareholders have agreed to vote in favor of the merger and the adoption of the Merger Agreement, subject to the limitations set forth in the voting agreement.

Loan and Security Agreement

In addition, on August 7, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Dalea Investment Group, LLC (the “Lender”), an entity controlled by the Preferred Shareholder Group. Pursuant to the Loan Agreement, the Lender has committed to lend us an aggregate principal amount of up to $8.0 million (the “Loan”). Advances shall be made available by Lender and applied by us in accordance with a budget agreed to by us and the Lender and subject to milestones set forth in the Loan Agreement. We intend to use the proceeds of the Loan to finance our and our subsidiaries working capital needs in accordance with the budget.

The outstanding borrowings under the Loan Agreement bear interest at a rate equal to 10% per annum. Principal on the Loan does not amortize and is required to be repaid in full on the maturity date of August 7, 2021. The Loan may be optionally prepaid in whole or in part from time to time without fee, premium, or penalty.

Our obligations under the Loan Agreement are secured by all of our present and future accounts, chattel paper, commercial tort claims, commodity accounts, commodity contracts, contracts receivable, deposit accounts, documents, financial assets, general intangibles, instruments, investment property (including all of our right, title, and interest in and to all of the capital stock of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide Ltd., each our wholly-owned direct subsidiary), letters of credit, letter of credit rights, payment intangibles, securities, notes receivable, choses of action, security accounts, and security entitlements, now or hereafter owned, held, or acquired.

The Loan Agreement contains representations, warranties, covenants, and events of default.

Farmout Agreement

On August 4, 2020, we entered into an agreement (the “Farmout Agreement”) with Longfellow, an affiliate of Mr. Mitchell, to farm-out a petroleum license held by TEMI, our wholly owned subsidiary, for the exploration and production of oil and natural gas resources covering approximately 14,500 total acres in the region of Southeast Turkey (the “License”).

Under the regulatory provisions governing the License, we must undertake operations to restore oil production or establish new production, from lands covered by the License on or before December 1, 2020, in order to perpetuate the term of the License past that date. We have decided not to undertake such operations and have agreed to farmout the License to Longfellow in accordance with the Farmout Agreement.

Under the terms of the Farmout Agreement, Longfellow has the right to re-enter the Goksu 3H wellbore, sidetrack the wellbore, and deepen the well to test the Bedinan formation, or other formations as encountered. In the event the operations for the Goksu 3H well result in a dry hole, Longfellow is required to reimburse us for all actual costs incurred by us with plugging the well and restoring the surface drillsite. Thereupon, the Farmout Agreement shall terminate.

In the event the operations for the Goksu 3H ST well result in a commercial producer of oil and/or gas, (i) (x) we shall install the appropriate equipment/facilities needed to produce the well and make such necessary arrangements to sell the oil and/or gas produced, utilizing such production contracts as we deem most favorable to maximize the commerciality of the well, and (y) Longfellow is required to reimburse us for all costs incurred by us to conduct such operations, and (ii) Longfellow shall grant us an overriding royalty interest of 5% in all sales of oil and gas from such well and any other wells thereafter drilled or produced on the License. The overriding royalty interest shall bear its share of production/severance taxes, and any gathering, transportation, processing, or marketing fees/costs but none of the well costs.

If completed operations for the Goksu 3H well result in perpetuation of the License, Longfellow is entitled to an assignment of all of the our rights in and to the License, and, upon earning such assignment, Longfellow shall assume all responsibility and liability from us as to the License.  The terms of the Farmout Agreement shall apply to any such additional well drilled pursuant thereto in all respects as if such additional well was the Goksu 3H well.  Longfellow shall have the right, at any time after a transfer has been approved pursuant to the provisions of the Farmout Agreement, and upon 30 days written notice, to take over as operator of the License from us.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. As of June 30, 2020, we held interests in 365,171 and 162,800 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of August 7, 2020, approximately 50.5% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors. Persons and entities associated with Mr. Mitchell also owned 739,000 Series A Preferred Shares. Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Recent Developments

Merger Agreement.  On August 7, 2020, we entered into the Merger Agreement, with Parent, an entity controlled by the Preferred Shareholder Group, which represents 100% of our outstanding Series A Preferred Shares, and Merger Sub, pursuant to which we will merge with and into Merger Sub and each of our issued and outstanding common shares (other than the Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)) will be canceled and will be converted automatically into the right to receive the Merger Consideration.

The members of the Preferred Shareholder Group are Longfellow, Dalea, the Alexandria Nicole Mitchell Trust 2005, the Elizabeth Lee Mitchell Trust 2005, the Noah Malone Mitchell Trust 2005, Stevenson Briggs Mitchell, KMF Investments Partners, LP, West Investment Holdings, LLC, Randall I. Rochman, and Betsy Rochman. Longfellow and Dalea are affiliates of our chief executive officer and chairman of our board of directors, N. Malone Mitchell 3rd.

A special committee comprised entirely of independent and disinterested directors of our board of directors voted unanimously to recommend to our board of directors that it, and thereafter our board of directors (other than N. Malone Mitchell 3rd, Randall I. Rochman, and Jonathon T. Fite) voted unanimously to approve and declare, among other things, that (i) the merger, the Merger Documents and the transactions contemplated by the Merger Documents are procedurally fair to, and advisable and in the best interests of, us and our shareholders, including our unaffiliated shareholders, and (ii) the Merger Consideration is fair to, both from a financial point of view and otherwise, advisable and in the best interests of our shareholders, including our unaffiliated shareholders.

If the merger is consummated, our common shares will be delisted from the NYSE American Exchange and Toronto Stock Exchange and deregistered under the Exchange Act as soon as practicable following the effective time of the merger.

Our shareholders will be asked to vote on the adoption and approval of the Merger Agreement, a Bermuda statutory merger agreement and the transactions contemplated thereby at a special meeting of our shareholders that will be held on a date to be announced. Consummation of the merger is subject to customary conditions, including without limitation, the adoption and approval of the Merger Agreement and the Bermuda statutory merger agreement by holders of our common shares by at least 75% of the votes cast and holders of Series A Preferred Shares with at least 75% of the votes cast, in each case at a duly convened meeting of our shareholders at which a quorum is present. In connection with the execution of the Merger Agreement, the members of the Preferred Shareholder Group have entered into a voting agreement pursuant to which such shareholders have agreed to vote in favor of the merger and the adoption of the Merger Agreement, subject to the limitations set forth in the voting agreement.

There can be no assurance that the closing conditions will be satisfied, or that the merger will be completed within the required time period pursuant to the Merger Agreement. See Item 1A. “Risk Factors – Risks Related to the Merger.”

Loan Agreement.  In addition, on August 7, 2020, we entered into the Loan Agreement with the Lender, an entity controlled by the Preferred Shareholder Group. Pursuant to the Loan Agreement, the Lender has committed to lend us the Loan. Advances shall be made available by Lender and applied by us in accordance with a budget agreed to by us and the Lender and subject to milestones set forth in the Loan Agreement. We intend to use the proceeds of the Loan to finance our and our subsidiaries working capital needs in accordance with the budget.

The outstanding borrowings under the Loan Agreement bear interest at a rate equal to 10% per annum. Principal on the Loan does not amortize and is required to be repaid in full on the maturity date of August 7, 2021. The Loan may be optionally prepaid in whole or in part from time to time without fee, premium, or penalty.

Our obligations under the Loan Agreement are secured by all of our present and future accounts, chattel paper, commercial tort claims, commodity accounts, commodity contracts, contracts receivable, deposit accounts, documents, financial assets, general intangibles, instruments, investment property (including all of our right, title, and interest in and to all of the capital stock of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide Ltd., each our wholly-owned direct subsidiary), letters of credit, letter of credit rights, payment intangibles, securities, notes receivable, choses of action, security accounts, and security entitlements, now or hereafter owned, held, or acquired.

The Loan Agreement contains representations, warranties, covenants, and events of default.

Farmout Agreement.  On August 4, 2020, we entered into the Farmout Agreement with Longfellow, an affiliate of Mr. Mitchell, to farm-out the License. Under the regulatory provisions governing the License, we must undertake operations to restore oil production or establish new production, from lands covered by the License on or before December 1, 2020, in order to perpetuate the term of the License past that date. We have decided not to undertake such operations and have agreed to farmout the License to Longfellow in accordance with the Farmout Agreement.

Under the terms of the Farmout Agreement, Longfellow has the right to re-enter the Goksu 3H wellbore, sidetrack the wellbore, and deepen the well to test the Bedinan formation, or other formations as encountered. In the event the operations for the Goksu 3H well result in a dry hole, Longfellow is required to reimburse us for all actual costs incurred by us with plugging the well and restoring the surface drillsite. Thereupon, the Farmout Agreement shall terminate.

In the event the operations for the Goksu 3H ST well result in a commercial producer of oil and/or gas, (i) (x) we shall install the appropriate equipment/facilities needed to produce the well and make such necessary arrangements to sell the oil and/or gas produced, utilizing such production contracts as we deem most favorable to maximize the commerciality of the well, and (y) Longfellow is required to reimburse us for all costs incurred by us to conduct such operations, and (ii) Longfellow shall grant us an overriding royalty interest of 5% in all sales of oil and gas from such well and any other wells thereafter drilled or produced on the License. The overriding royalty interest shall bear its share of production/severance taxes, and any gathering, transportation, processing, or marketing fees/costs but none of the well costs.

If completed operations for the Goksu 3H well result in perpetuation of the License, Longfellow is entitled to an assignment of all of the our rights in and to the License, and, upon earning such assignment, Longfellow shall assume all responsibility and liability from us as to the License.  The terms of the Farmout Agreement shall apply to any such additional well drilled pursuant thereto in all respects as if such additional well was the Goksu 3H well.  Longfellow shall have the right, at any time after a transfer has been approved pursuant to the provisions of the Farmout Agreement, and upon 30 days written notice, to take over as operator of the License from us.

Financial and Operational Performance Summary

The following summarizes our financial and operational performance for the second quarter of 2020:

•	We reported a $7.7 million net loss for the three months ended June 30, 2020.
•	We derived substantially all of our oil and natural gas revenues from the production of oil during the three months ended June 30, 2020.
•

Total oil and natural gas sales revenues decreased 62.2% to $6.5 million for the quarter ended June 30, 2020 from $17.1 million in the same period in 2019. The decrease was the result of a $32.94 decrease in the average price received per barrel of oil equivalent (“Boe”) and a decrease in sales volumes of 62,000 barrels of oil equivalent (“Mboe”).

•	For the quarter ended June 30, 2020, we incurred $0.6 million in capital expenditures, including seismic and corporate expenditures, as compared to $6.2 million for the quarter ended June 30, 2019.
•

As of June 30, 2020, we had $11.3 million in short-term debt, and $46.1 million in Series A Preferred Shares as compared to $2.9 million in long-term debt, $17.1 million in short-term debt, and $46.1 million in Series A Preferred Shares as of December 31, 2019.

Second Quarter 2020 Operational Update

Southeastern Turkey

Molla

During 2020, we plan to continue our recompletion, workover, and production optimization plans in our producing fields, including Bahar, Yeniev, Goksu, Pinar, Southeast Bahar, Catak, and Karagoz.  Drilling additional wells will be dependent on oil prices.

Bahar Field. In the second quarter of 2020, we completed construction and began operations of the second phase of electrification of the Bahar field to replace diesel generated power with gas generated power.

Arpatepe Field. In the second quarter of 2020, we started the initial phase of a full field waterflood project for the Arpatepe field. Ultimately, we plan to recomplete four wells in the field as water injection wells and one well as a water source well. Additionally, we plan to build a central facility and gathering system to handle increased volumes. Based on budget and partner considerations the timeline for full implementation is subject to change.

During the second quarter of 2020, we conducted extended reservoir injection tests to both test injectivity and confirm modelling assumptions. The test was consistent with expectations, and we expect to commence continuous injection starting in the second half of 2020.

Selmo

During 2020, we plan to continue our recompletion, workover, and production optimization operations in the Selmo field.

Bulgaria

We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect our net field capital expenditures for the remainder of 2020 to range between $1.0 million and $1.5 million. We expect net field capital expenditures during 2020 will include between $0.5 million and $1.5 million to implement a waterflood in the Bedinan sandstone in the Arpatepe field and up to $0.5 million for recompletions. Our projected 2020 capital expenditure budget is subject to change.

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

Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 3, 2019

Our results of operations for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Change
	2020	2019	2020-2019
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	199	253	(54)
Natural gas (Mmcf)	1	48	(47)
Total production (Mboe)	199	261	(62)
Average daily sales volumes (Boepd)	2,185	2,873	(688)
Average prices:
Oil (per Bbl)	$32.60	$66.57	$(33.97)
Natural gas (per Mcf)	$5.46	$5.41	$0.05
Oil equivalent (per Boe)	$32.60	$65.54	$(32.94)
Revenues:
Oil and natural gas sales	$6,483	$17,134	$(10,651)
Other	17	$81	(64)
Total revenues	6,500	17,215	(10,715)
Costs and expenses (income):
Production	2,380	2,712	(332)
Transportation and processing	961	1,221	(260)
Exploration, abandonment and impairment	-	666	(666)
Seismic and other geological and geophysical	-	108	(108)
General and administrative	2,394	2,690	(296)
Depletion	2,403	3,314	(911)
Depreciation and amortization	114	128	(14)
Interest and other expense	2,396	2,753	(357)
Interest and other income	(292)	(221)	(71)
Foreign exchange loss	356	115	241
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	(79)	-	(79)
Change in fair value on derivative contracts	(3,138)	(323)	(2,815)
Total loss on derivative contracts	(3,217)	(323)	(2,894)
Oil and natural gas costs per Boe:
Production	$10.51	$9.07	$1.44
Depletion	$10.58	$11.09	$(0.51)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased to $6.5 million for the three months ended June 30, 2020 from $17.1 million for the same period in 2019. The decrease was primarily due to a decrease in the average realized price per Boe. Our average price received decreased $32.94 per Boe to $32.60 per Boe for the three months ended June 30, 2020 from $65.54 per Boe for the same period in 2019. The decrease was also due to a decrease in our average daily sales volumes of 688 Boe per day (“Boepd”) for the three months ended June 30, 2020 as compared to the same period in 2019.

Production. Production expenses decreased to $2.4 million, or $10.51 per Boe, for the three months ended June 30, 2020 from $2.7 million, or $9.07 per Boe, for the same period in 2019. The decrease was primarily due to a decrease in contract labor costs and personnel expenses.

Transportation and Processing. Transportation and processing expense decreased to $1.0 million for the three months ended June 30, 2020 from $1.2 million for the same period in 2019. The decrease in transportation expenses was primarily due to the decrease in our average daily sales volumes of 688 Boepd.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost decreased to zero for the three months ended June 30, 2020 from $0.7 million for the same period in 2019. The decrease was due to the exploratory dry hole write-off of the Deventci R-1 well in 2019.

General and Administrative. General and administrative expense decreased to $2.4 million for the three months ended June 30, 2020 from $2.7 million for the same period in 2019. The decrease was primarily due to a decrease in personnel, travel and office expenses compared to the same period in 2019.

Depletion. Depletion expense decreased to $2.4 million, or $10.58 per Boe, for the three months ended June 30, 2020 from $3.3 million, or $11.09 per Boe, for the same period of 2019. The decrease was primarily due to a reduction in the depletable basis of our oil and gas properties and a decrease in production volumes.

Interest and Other Expense. Interest and other expense decreased to $2.4 million for the three months ended June 30, 2020 from $2.8 million for the same period in 2019. The decrease was due to our lower average debt balances outstanding during the three months ended June 30, 2020 versus the same period in 2019.

Foreign Exchange Loss. We recorded a foreign exchange loss of $0.4 million for the three months ended June 30, 2020 as compared to a loss of $0.1 million for the same period in 2019. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the three months ended June 30, 2020 was due to a decrease in the value of the TRY compared to the USD.

Gain (Loss) on Derivative Contracts. We recorded a net gain on derivative contracts of $3.2 million for the three months ended June 30, 2020 as compared to a net loss of $0.3 million for the same period in 2019. During the three months ended June 30, 2020, we recorded a $3.1 million gain to mark our currency derivative contracts to their fair value and a $0.1 million loss on settled contracts. During the same period in 2019, we recorded a $0.3 million loss to mark our derivative contracts to their fair value.

Results of Operations—Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Our results of operations for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,		Change
	2020	2019	2020-2019
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	416	523	(107)
Natural gas (Mmcf)	58	98	(40)
Total production (Mboe)	426	539	(113)
Average daily sales volumes (Boepd)	2,341	2,977	(636)
Average prices:
Oil (per Bbl)	$34.99	$67.82	$(32.83)
Natural gas (per Mcf)	$4.33	$5.68	$(1.35)
Oil equivalent (per Boe)	$34.79	$66.81	$(32.02)
Revenues:
Oil and natural gas sales	$14,826	$35,994	$(21,168)
Other	34	262	(228)
Total revenues	14,860	36,256	(21,396)
Costs and expenses (income):
Production	5,899	5,214	685
Transportation and processing	2,121	2,540	(419)
Exploration, abandonment and impairment	20,338	5,779	14,559
Seismic and other geological and geophysical	45	185	(140)
General and administrative	4,746	5,744	(998)
Depletion	5,280	6,894	(1,614)
Depreciation and amortization	226	264	(38)
Interest and other expense	4,608	5,231	(623)
Interest and other income	(413)	(395)	(18)
Foreign exchange loss	484	1,388	(904)
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	6,468	-	6,468
Change in fair value on derivative contracts	(2,172)	(433)	(1,739)
Total (loss) gain on derivative contracts	4,296	(433)	4,729
Oil and natural gas costs per Boe:
Production	$12.13	$8.47	$3.66
Depletion	$10.84	$11.20	$(0.36)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased to $14.8 million for the six months ended June 30, 2020 from $36.0 million for the same period in 2019. The decrease was primarily due to a decrease in the average realized price per Boe. Our average price received decreased $32.02 per Boe to $34.79 per Boe for the six months ended June 30, 2020 from $66.81 per Boe for the same period in 2019. The decrease was also due to a decrease in our average daily sales volumes of 636 Boepd for the six months ended June 30, 2020 as compared to the same period in 2019.

Production. Production expenses increased to $5.9 million, or $12.13 per Boe, for the six months ended June 30, 2020 from $5.2 million, or $8.47 per Boe, for the same period in 2019. The increase was primarily due to an increase in contract labor costs and personnel expenses.

Transportation and Processing. Transportation and processing expense decreased to $2.1 million for the six months ended June 30, 2020 from $2.5 million for the same period in 2019. The decrease in transportation expenses was primarily due to the decrease in our average daily sales volumes of 636 Boepd.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $20.3 million for the six months ended June 30, 2020 from $5.8 million for the same period in 2019. The increase was due to proved property impairments of our Selmo and Bahar fields due to the oil price decline and the exploratory dry hole write-off of the Bati-Yasince well.

General and Administrative. General and administrative expense decreased to $4.7 million for the six months ended June 30, 2020 from $5.7 million for the same period in 2019. The decrease was primarily due to a decrease in personnel, travel and office expenses compared to the same period in 2019.

Depletion. Depletion expense decreased to $5.3 million, or $10.84 per Boe, for the six months ended June 30, 2020 from $7.0 million, or $11.20 per Boe, for the same period of 2019. The decrease was primarily due to a reduction in the depletable basis of our oil and gas properties and a decrease in production volumes.

Interest and Other Expense. Interest and other expense decreased to $4.6 million for the six months ended June 30, 2020 from $5.2 million for the same period in 2019. The decrease was due to our lower average debt balances outstanding during the six months ended June 30, 2020 versus the same period in 2019.

Foreign Exchange Loss. We recorded a foreign exchange loss of $0.5 million for the six months ended June 30, 2020 as compared to $1.4 million for the same period in 2019. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the six months ended June 30, 2020 was due to a decrease in the value of the TRY compared to the USD.

Gain (Loss) on Derivative Contracts. We recorded a net gain on derivative contracts of $4.3 million for the six months ended June 30, 2020 as compared to a net loss of $0.4 million for the same period in 2019. During the six months ended June 30, 2020, we recorded a $2.2 million loss to mark our currency derivative contracts to their fair value and a $6.5 million gain on settled contracts. During the same period in 2019, we recorded a $0.4 million loss to mark our derivative contracts to their fair value.

Capital Expenditures

For the three months ended June 30, 2020, we incurred $0.6 million in capital expenditures, including seismic and corporate expenditures, as compared to $6.2 million for the same period in 2019.

We expect our net field capital expenditures for the remainder of 2020 to range between $1.0 million and $1.5 million. We expect net field capital expenditures during 2020 will include between $0.5 million and $1.5 million to implement a waterflood in the Bedinan sandstone in the Arpatepe field and up to $0.5 million for recompletions. Our projected 2020 capital expenditure budget is subject to change.

Cash Flows

Net cash provided by operating activities during the six months ended June 30, 2020 was $10.3 million, a decrease from net cash provided by operating activities of $10.6 million for the same period in 2019. The decrease was primarily due to a decrease in our revenues partially offset by changes in our current assets and current liabilities.

Net cash used in investing activities during the six months ended June 30, 2020 was $2.2 million, a decrease from net cash used in investing activities of $15.7 million for the same period in 2019. The decrease was primarily due to a decrease in our capital expenditures compared to the same period in 2019.

Net cash used in financing activities during the six months ended June 30, 2020 was $8.8 million, a decrease from net cash provided by financing activities of $10.1 million for the same period in 2019. The decrease was primarily due to a decrease in our outstanding loans.

Liquidity and Capital Resources

Our primary sources of liquidity for 2020 were our cash and cash equivalents, cash flow from operations, the sale of assets and borrowings under the U.S. Paycheck Protection Program (“PPP”) loan. At June 30, 2020, we had cash and cash equivalents of $8.6 million, $11.3 million in short-term debt, and a working capital surplus of $1.0 million, compared to cash and cash equivalents of $9.7 million, $2.9 million in long-term debt, $17.1 million in short-term debt and a working capital surplus of $2.0 million at December 31, 2019.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the COVID-19 as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand.  Since then, Brent crude prices have rebounded to approximately $45.00 per barrel as of August 10, 2020 and remain unpredictable.

As a result of the decline in Brent crude prices, the current near term price outlook and resulting lower current and projected cash flows from operations, we have reduced our planned capital expenditures to those necessary for production lease maintenance and those projecting a return on invested capital at current realized prices. In order to mitigate the impact of reduced prices on our 2020 cash flows and liquidity, we implemented cost reduction measures to reduce our operating costs and general and administrative expenses. In connection therewith, we intend to prioritize funding operating expenditures over general and administrative expenditures, whenever possible.

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

TUPRAS purchases substantially all of our crude oil production. The price of substantially all of the oil delivered pursuant to the purchase and sale agreement with TUPRAS is tied to Arab Medium oil prices adjusted upward based on an API adjustment, Suez Canal tariff costs, and freight charges. Between March 2020 and May 2020, there was a significant widening of the differential between the average monthly ICE Brent Index price and our realized oil prices. In 2018 and 2019, the average monthly ICE Brent Index Price exceeded our realized oil prices by $2.44 and $0.17 per barrel, respectively. The differential between the average monthly ICE Brent Index Price and our realized oil prices widened from $3.40 per barrel in March 2020 to $8.34 per barrel in May 2020. The widening of the differential between the average monthly ICE Brent Index Price and our realized oil prices rendered our hedges less effective, resulting in significantly lowered revenues from March 2020 through May 2020.  In June 2020, the differential between the average monthly ICE Brent Index Price and our realized oil prices contracted to $0.74 per barrel, and, in July 2020, our realized oil prices exceeded the average monthly ICE Brent Index Price by $3.71 per barrel. The differential between the average monthly ICE Brent Index Price and our realized oil prices remains unpredictable and may expand or contract in the future.

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

In the second quarter of 2020, we borrowed approximately $626,000 pursuant to the PPP to cover certain payroll, benefit, and rent expenses. We have forecast that amounts borrowed or received pursuant to the PPP will be forgiven for cash flow purposes. New guidance on the criteria for forgiveness continues to be released, and we currently expect that we will meet the conditions for forgiveness for a majority of the loan. Additionally, in the second quarter of 2020, the Turkish government passed legislation permitting employers to reduce the working hours of employees, reducing payroll and benefit expenses, through the end of August 2020. The actual reduction in payroll and benefit expenses due to this legislation is approximately $533,000.

As of June 30, 2020, we had $10.0 million of outstanding principal under the 2019 Term Loan. The 2019 Term Loan is payable in seven monthly installments of $1.4 million plus accrued interest from July 2020 through the maturity date in February 2021. In addition, dividends on our Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. In order to conserve cash, we elected to pay the 2020 second quarter dividend in common shares, and, as such, on July 30, 2020, we issued 5,819,908 common shares to holders of Series A Preferred Shares.

On August 7, 2020, to supplement our liquidity, we entered into an up to $8.0 million loan with an affiliate of Mr. Mitchell.  The loan is due August 7, 2021.  Even with this additional liquidity, as of the date hereof, based on cash on hand and projected future cash flow from operations, our current liquidity position is severely constrained.  As a result, substantial doubt exists regarding our ability to continue as a going concern. Our management is actively pursuing improving our working capital position in order to remain a going concern for the foreseeable future.

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

At June 30, 2020, we had $10.6 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Loan and Security Agreement. In addition, on August 7, 2020, we entered into the Loan Agreement with the Lender.  Pursuant to the Loan Agreement, the Lender has committed to lend us an aggregate principal amount of up to $8.0 million. Advances shall be made available by Lender and applied by us in accordance with a budget agreed to by us and the Lender and subject to milestones set forth in the Loan Agreement. We intend to use the proceeds of the Loan to finance our and our subsidiaries working capital needs in accordance with the budget.

The outstanding borrowings under the Loan Agreement bear interest at a rate equal to 10% per annum. Principal on the Loan does not amortize and is required to be repaid in full on the maturity date of August 7, 2021. The Loan may be optionally prepaid in whole or in part from time to time without fee, premium, or penalty.

Our obligations under the Loan Agreement are secured by all of our present and future accounts, chattel paper, commercial tort claims, commodity accounts, commodity contracts, contracts receivable, deposit accounts, documents, financial assets, general intangibles, instruments, investment property (including all of our right, title, and interest in and to all of the capital stock of TransAtlantic Petroleum (USA) Corp. and TransAtlantic Worldwide Ltd., each our wholly-owned direct subsidiary), letters of credit, letter of credit rights, payment intangibles, securities, notes receivable, choses of action, security accounts, and security entitlements, now or hereafter owned, held, or acquired.  The Loan Agreement contains representations, warranties, covenants, and events of default.

Series A Preferred Shares. As of June 30, 2020, we had 921,000 Series A Preferred Shares outstanding. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of June 30, 2020, we had $5.0 million of Series A Preferred Shares and $41.1 million of Series A Preferred Shares – related party outstanding (See Note 3. “Series A Preferred Shares”).

Paycheck Protection Program

On April 10, 2020, we received loan proceeds in the amount of $626,000 under the PPP.  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24-week period.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We used the proceeds for purposes consistent with the PPP and believe that our use of the loan proceeds will meet the conditions for forgiveness of a majority the loan.

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

As of June 30, 2020, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the second quarter of 2020, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by “Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 1A.	Risk Factors

During the second quarter of 2020, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as set forth below:

The consummation of the transactions contemplated by the Merger Agreement is contingent upon the satisfaction of a number of conditions, including approval by our shareholders, which may not be satisfied or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the Merger Agreement could negatively impact our share price, business, financial condition, results of operations or prospects.

The closing of the transactions contemplated by the Merger Agreement is subject to conditions to closing which are not wholly within our control, including, among other things, adoption of the Merger Agreement by holders of common shares by at least 75% of the votes cast and holders of Series A Preferred Shares with at least 75% of the votes cast, in each case at a duly convened meeting of our shareholders at which a quorum is present. We cannot assure you that each of the conditions will be satisfied or waived in a timely manner, if at all, and the merger may be delayed or not consummated. If the conditions are not satisfied or waived in a timely manner and the merger is delayed or not consummated, we may lose some or all of the intended or perceived benefits of the merger, which could cause our stock price to decline and harm our business.

We are also subject to additional risks in connection with the merger, including, without limitation: (1) the parties’ ability to meet expectations regarding the timing and completion of the merger; (2) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (3) the effect of the announcement or pendency of the merger on our business relationships, operating results, and business generally; (4) risks that the proposed merger disrupts our current plans and operations; (5) the amount of the costs, fees, expenses and other charges related to the merger; (6) the outcome of any legal proceedings that may be instituted against us, our directors or others relating to the transactions contemplated by the Merger Agreement, which could result in significant defense costs, serve as a distraction to management and directors and delay completion of the merger in the expected timeframe or altogether; (7) the restrictions imposed on our business and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business; (8) the risk that the merger will divert management’s attention resulting in a potential disruption of our current business plan; and (9) potential difficulties in employee retention arising from the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1

Agreement and Plan of Merger, dated August 7, 2020, by and among TAT Holdco LLC, TAT Merger Sub LLC, and TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8‑K dated August 4, 2020, filed with the SEC on August 7, 2020).

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

10.1

Landlord Consent, dated June 30, 2020, by and between TransAtlantic Petroleum (USA) Corp. and Longfellow Energy LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2020, filed with the SEC on July 2, 2020).

10.2

Limited Guaranty, dated August 7, 2020, made by Dalea Partners, LP in favor of TransAtlantic Petroleum Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated August 4, 2020, filed with the SEC on August 7, 2020).

10.3

Loan and Security Agreement, dated August 7, 2020, by and between TransAtlantic Petroleum Ltd. and Dalea Investment Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K dated August 4, 2020, filed with the SEC on August 7, 2020).

10.4

Farmout Agreement, dated August 4, 2020, by and between TransAtlantic Petroleum Ltd. and Longfellow Energy, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K dated August 4, 2020, filed with the SEC on August 7, 2020).

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

Date: August 12, 2020