Form 10-Q
period 2020-09-30
TRANSATLANTIC PETROLEUM LTD.
filed 2020-11-19
CIK 1092289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 12, 2020, the registrant had 76,335,557 common shares outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSATLANTIC PETROLEUM LTD.

Consolidated Balance Sheets

(in thousands of U.S. Dollars, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,877	$9,664
Accounts receivable, net
Oil and natural gas sales	6,192	13,299
Joint interest and other	1,137	1,218
Related party	565	561
Prepaid and other current assets	13,215	12,375
Note receivable - related party	3,416	–
Derivative asset	35	–
Inventory	2,999	7,091
Total current assets	33,436	44,208
Property and equipment:
Oil and natural gas properties (successful efforts method)
Proved	106,277	167,948
Unproved	9,979	12,978
Equipment and other property	11,765	10,202
	128,021	191,128
Less accumulated depreciation, depletion and amortization	(80,144)	(106,610)
Property and equipment, net	47,877	84,518
Other long-term assets:
Other assets	3,549	3,827
Note receivable - related party	–	3,951
Total other assets	3,549	7,778
Total assets	$84,862	$136,504
LIABILITIES, SERIES A PREFERRED SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,971	$4,555
Accounts payable - related party	2,956	4,262
Accrued liabilities	13,240	15,244
Derivative liability	2,201	966
Loans payable	9,197	17,143
Total current liabilities	29,565	42,170
Long-term liabilities:
Asset retirement obligations	3,185	4,749
Accrued liabilities	8,761	10,370
Deferred income taxes	16,718	22,728
Loans payable	–	2,857
Total long-term liabilities	28,664	40,704
Total liabilities	58,229	82,874
Commitments and contingencies
Series A preferred shares, $0.01 par value, 100,000 shares authorized; 100,000 shares issued and outstanding with a liquidation preference of $50 per share as of September 30, 2020 and December 31, 2019	5,000	5,000
Series A preferred shares-related party, $0.01 par value, 821,000 shares authorized; 821,000 shares issued and outstanding with a liquidation preference of $50 per share as of September 30, 2020 and December 31, 2019	41,050	41,050
Shareholders' equity:
Common shares, $0.10 par value, 200,000,000 shares authorized; 76,335,557 shares and 62,230,058 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7,634	6,223
Treasury stock	(970)	(970)
Additional paid-in-capital	584,849	582,359
Accumulated other comprehensive loss	(143,587)	(147,347)
Accumulated deficit	(467,343)	(432,685)
Total shareholders' equity (deficit)	(19,417)	7,580
Total liabilities, Series A preferred shares and shareholders' equity	$84,862	$136,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(U.S. Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Oil and natural gas sales	$8,459	$14,543	$23,285	$50,537
Other	170	110	204	372
Total revenues	8,629	14,653	23,489	50,909
Costs and expenses:
Production	2,308	3,162	8,207	8,376
Transportation and processing	914	1,262	3,035	3,802
Exploration, abandonment and impairment	69	488	20,407	6,267
Seismic and other exploration	-	48	45	233
General and administrative	1,965	2,503	6,711	8,247
Depreciation, depletion and amortization	1,542	3,021	7,048	10,179
Accretion of asset retirement obligations	44	56	141	157
Total costs and expenses	6,842	10,540	45,594	37,261
Operating (loss) income	1,787	4,113	(22,105)	13,648
Other income (expense):
Loss on sale	-	-	(10,128)	-
Interest and other expense	(2,557)	(2,780)	(7,165)	(8,011)
Interest and other income	230	381	643	776
Gain (loss) on derivative contracts	(359)	403	3,937	(30)
Foreign exchange loss	(532)	(797)	(1,016)	(2,185)
Total other expense	(3,218)	(2,793)	(13,729)	(9,450)
(Loss) income from operations before income taxes	(1,431)	1,320	(35,834)	4,198
Income tax (expense) benefit	(1,528)	(250)	1,176	(7,039)
Net (loss) income	(2,959)	1,070	(34,658)	(2,841)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,916)	808	3,760	(3,834)
Comprehensive income (loss)	$(5,875)	$1,878	$(30,898)	$(6,675)

Net income (loss) per common share
Basic net income (loss) per common share	$(0.04)	$0.02	$(0.04)	$(0.05)
Weighted average common shares outstanding	66,183	57,680	73,738	54,249
Diluted net income (loss) per common share	$(0.04)	$0.02	$(0.04)	$(0.05)
Weighted average common and common equivalent shares outstanding	66,183	57,680	73,738	54,249

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(U.S. Dollars and shares in thousands)

						Accumulated		Total
					Additional	Other		Shareholders'
	Common	Treasury	Common	Treasury	Paid-in	Comprehensive	Accumulated	Equity
Three months ended September 30, 2020	Shares	Shares	Shares	Stock	Capital	Loss	Deficit	(Deficit)
Balance at June 30, 2020	62,759	333	$6,276	$(970)	$582,484	$(140,671)	$(464,384)	$(17,265)
Issuance of common shares	13,576	-	1,358	-	2,326	-	-	3,684
Share-based compensation	-	-	-	-	39	-	-	39
Foreign currency translation adjustment	-	-	-	-	-	(2,916)	-	(2,916)
Net loss	-	-	-	-	-	-	(2,959)	(2,959)
Balance at September 30, 2020	76,335	333	$7,634	$(970)	$584,849	$(143,587)	$(467,343)	$(19,417)
Nine Months Ended September 30, 2020
Balance at December 31, 2019	62,230	333	$6,223	$(970)	$582,359	$(147,347)	$(432,685)	$7,580
Issuance of common shares	14,105	-	1,411	-	2,273	-	-	3,684
Share-based compensation	-	-	-	-	263	-	-	263
Tax effect of restricted stock	-	-	-	-	(46)	-	-	(46)
Foreign currency translation adjustment	-	-	-	-	-	3,760	-	3,760
Net loss	-	-	-	-	-	-	(34,658)	(34,658)
Balance at September 30, 2020	76,335	333	$7,634	$(970)	$584,849	$(143,587)	$(467,343)	$(19,417)
Three Months Ended September 30, 2019
Balance at June 30, 2019	52,723	333	$5,273	$(970)	$577,538	$(146,663)	$(431,230)	$3,948
Issuance of common shares	4,986	-	498	-	3,186	-	-	3,684
Share-based compensation	-	-	-	-	119	-	-	119
Tax effect of restricted stock	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	808	-	808
Net loss	-	-	-	-	-	-	1,070	1,070
Balance at September 30, 2019	57,709	333	$5,771	$(970)	$580,843	$(145,855)	$(430,160)	$9,629
Nine Months Ended September 30, 2019
Balance at December 31, 2018	52,413	333	$5,241	$(970)	$577,488	$(142,021)	$(427,319)	$12,419
Issuance of common shares	4,986	-	498	-	3,186	-	-	3,684
Issuance of restricted stock units	310	-	32	-	(32)	-	-	-
Share-based compensation	-	-	-	-	298	-	-	298
Tax effect of restricted stock	-	-	-	-	(97)	-	-	(97)
Foreign currency translation adjustment	-	-	-	-	-	(3,834)	-	(3,834)
Net loss	-	-	-	-	-	-	(2,841)	(2,841)
Balance at September 30, 2019	57,709	333	$5,771	$(970)	$580,843	$(145,855)	$(430,160)	$9,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSATLANTIC PETROLEUM LTD.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of U.S. Dollars)

	For the Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net loss	$(34,658)	$(2,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	263	298
Foreign currency loss	1,214	1,776
Interest on Series A Preferred Shares paid in common shares	3,684	3,684
(Gain) loss on derivative contracts	(3,937)	30
Cash settlement on derivative contracts	5,135	–
Loss on sale	10,128	–
Amortization on loan financing costs	23	31
Deferred income tax (benefit) expense	(444)	4,396
Exploration, abandonment and impairment	20,407	6,267
Depreciation, depletion and amortization	7,048	10,179
Accretion of asset retirement obligations	141	157
Changes in operating assets and liabilities:
Accounts receivable	4,742	172
Prepaid expenses and other assets	(4,339)	(6,567)
Accounts payable and accrued liabilities	1,570	8,122
Net cash provided by operating activities	10,977	25,704
Investing activities:
Additions to oil and natural gas properties	(3,745)	(24,847)
Additions to equipment and other properties	(158)	(341)
Proceeds from sale	1,451	–
Net cash used in investing activities	(2,452)	(25,188)
Financing activities:
Tax withholding on restricted share units	(46)	(97)
Note receivable - related party	–	1,000
Loan proceeds	626	20,605
Loan repayment	(11,429)	(16,550)
Net cash (used in) provided by financing activities	(10,849)	4,958
Effect of exchange rate on cash flows, cash equivalents, and restricted cash	(1,463)	(914)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,787)	4,560
Cash, cash equivalents and restricted cash, beginning of period (1)	9,804	10,032
Cash, cash equivalents and restricted cash, end of period (2)	$6,017	$14,592
Supplemental disclosures:
Cash paid for interest	$2,555	$3,387
Cash paid for taxes	$592	$2,988

(1)

The beginning of period balance at December 31, 2019 includes cash and cash equivalents of $9.7 million and restricted cash of $0.1 million in other assets.  The beginning of period balance at December 31, 2018 includes cash and cash equivalents of $9.9 million and restricted cash of $0.1 million in other assets

(2)

The end of period balance at September 30, 2020 includes cash and cash equivalents of $5.9 million and restricted cash of $0.1 million in other assets. The end of period balance at September 30, 2019 includes cash and cash equivalents of $14.5 million and restricted cash of $0.1 million in other assets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transatlantic Petroleum Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of operations

TransAtlantic Petroleum Ltd. (together with its subsidiaries, “we,” “us,” “our,” the “Company,” or “TransAtlantic”) is an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure, and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. We hold interests in developed and undeveloped oil and natural gas properties in Turkey and Bulgaria. As of November 12, 2020, approximately 51.7% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors. Persons and entities associated with Mr. Mitchell also owned 739,000 of our 12.0% Series A Convertible Redeemable Preferred Shares (“Series A Preferred Shares”). Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

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

We incurred a net loss of $34.7 million for the nine months ended September 30, 2020.  At September 30, 2020, we had cash and cash equivalents of $5.9 million, $9.2 million in short-term debt, and a working capital surplus of $3.9 million, compared to cash and cash equivalents of $9.7 million, $2.9 million in long-term debt, $17.1 million in short-term debt and a working capital surplus of $2.0 million at December 31, 2019.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the COVID-19 pandemic as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand.  Since then, Brent crude prices have rebounded to approximately $40.00 per barrel as of November 5, 2020 and remain unpredictable.

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

On March 9, 2020, we unwound our commodity derivative contracts with respect to our future crude oil production. In connection with these transactions, we received $6.5 million of proceeds from the derivative counterparty. In order to reduce future interest expense, we used these proceeds to pay down the 2019 Term Loan (as defined in Note 8. “Loans Payable”). On April 3, 2020, we entered into a new swap contract with DenizBank, A.S. (“DenizBank”), which hedged approximately 2,000 barrels of oil per day (“Bbl/d”). The swap contract extends through February 2021, has an ICE Brent Index strike price of $36.00 per barrel, and is settled monthly. Therefore, DenizBank is required to make a payment to us if the average monthly ICE Brent Index price is less than $36.00 per barrel, and we are required to make a payment to DenizBank if the average monthly ICE Brent Index price is greater than $36.00 per barrel.

Türkiye Petrol Rafinerileri A.Ş. (“TUPRAS”), a privately-owned oil refinery in Turkey, purchases substantially all of our crude oil production. The price of substantially all of the oil delivered pursuant to the purchase and sale agreement with TUPRAS is tied to Arab Medium oil prices adjusted upward based on an API adjustment, Suez Canal tariff costs, and freight charges. Between March 2020 and May 2020, there was a significant widening of the differential between the average monthly ICE Brent Index price and our realized oil prices. In 2018 and 2019, the average monthly ICE Brent Index Price exceeded our realized oil prices by $2.44 and $0.17 per barrel, respectively. The differential between the average monthly ICE Brent Index Price and our realized oil prices widened from $3.40 per barrel in March 2020 to $8.34 per barrel in May 2020. The widening of the differential between the average monthly ICE Brent Index Price and our realized oil prices rendered our hedges less effective, resulting in significantly lowered revenues from March 2020 through May 2020.  In June 2020, the differential between the average monthly ICE Brent Index Price and our realized oil prices contracted to $0.74 per barrel, and in July 2020, our realized oil prices exceeded the average monthly ICE Brent Index Price by $3.71 per barrel. The differential between the average monthly ICE Brent Index Price and our realized oil prices remains unpredictable and may expand or contract in the future.

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

As of September 30, 2020, we had $8.6 million of outstanding principal under the 2019 Term Loan. The 2019 Term Loan is payable in five monthly installments of $1.4 million plus accrued interest from October 2020 through the maturity date in February 2021. In addition, dividends on our Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. In order to conserve cash, we elected to pay the 2020 third quarter dividend in common shares, and, as such, on September 30, 2020, we issued 7,749,267 common shares to holders of Series A Preferred Shares.

On August 7, 2020, to supplement our liquidity, we entered into an up to $8.0 million loan with an affiliate of Mr. Mitchell.  The loan is due August 7, 2021.  Even with this additional liquidity, as of the date hereof, based on cash on hand and projected future cash flow from operations, our current liquidity position is severely constrained.  As a result, substantial doubt exists regarding our ability to continue as a going concern. Our management is actively pursuing improving our working capital position in order to remain a going concern for the foreseeable future.  As of September 30, 2020, we have no amounts outstanding under this loan.

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

4. Series A Preferred Shares

Series A Preferred Shares

As of September 30, 2020 and 2019, we had 921,000 outstanding Series A Preferred Shares. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of September 30, 2020, there were $5.0 million of Series A Preferred Shares and $41.1 million of Series A Preferred Shares – related party outstanding (See Note 15. “Related party transactions”).

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

Dividends on the Series A Preferred Shares are payable quarterly at our election in cash, common shares or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid all in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. Dividends are payable quarterly on March 31, June 30, September 30, and December 31 of each year. The holders of the Series A Preferred Shares also are entitled to participate pro-rata in any dividends paid on the common shares on an as-converted-to-common shares basis. For the three and nine months ended September 30, 2020, we recorded $1.8 million and $5.0 million, respectively, in dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.  For the three and nine months ended September 30, 2019, we recorded $1.8 million and $5.1 million, respectively, in dividends on the Series A Preferred Shares, which is recorded in our consolidated statements of comprehensive (loss) income under the caption “Interest and other expense”.

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

5. Property and equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for our oil and natural gas properties as of:

	September 30, 2020	December 31, 2019
	(in thousands)
Oil and natural gas properties, proved:
Turkey	$105,753	$167,446
Bulgaria	524	502
Total oil and natural gas properties, proved	106,277	167,948
Oil and natural gas properties, unproved:
Turkey	9,979	12,978
Total oil and natural gas properties, unproved	9,979	12,978
Gross oil and natural gas properties	116,256	180,926
Accumulated depletion	(75,546)	(101,232)
Net oil and natural gas properties	$40,710	$79,694

At September 30, 2020 and December 31, 2019, we excluded $0.3 million and $0.2 million, respectively, from the depletion calculation for proved development wells currently in progress and for costs associated with fields currently not in production.

At September 30, 2020, the capitalized costs of our oil and natural gas properties, net of accumulated depletion, included $3.4 million relating to acquisition costs of proved properties, which are being depleted by the unit-of-production method using total proved reserves, and $56.8 million relating to well costs and additional development costs, which are being depleted by the unit-of-production method using proved developed reserves.

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

During the nine months ended September 30, 2020, we recorded $2.2 million of exploratory dry-hole costs and $18.2 million of impairment of proved properties, which are primarily measured using Level 3 inputs.  During the three and nine months ended September 30, 2019, we recorded $0.5 million and $6.3 million of exploratory dry-hole costs, respectively, which are primarily measured using Level 3 inputs.

Capitalized cost greater than one year

As of September 30, 2020 and December 31, 2019, there were no exploratory well costs greater than one year.

Equipment and other property

The historical cost of equipment and other property, presented on a gross basis with accumulated depreciation, is summarized as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Other equipment	$903	$1,121
Land	101	132
Inventory	6,241	3,209
Gas gathering system and facilities	65	172
Vehicles	219	304
Leasehold improvements, office equipment and software	4,236	5,264
Gross equipment and other property	11,765	10,202
Accumulated depreciation	(4,598)	(5,378)
Net equipment and other property	$7,167	$4,824

At September 30, 2020, in addition to the above, we have classified $3.0 million of inventory as a current asset, which represents our expected inventory consumption during the next twelve months. We classify our remaining materials and supply inventory as a long-term asset because such materials will ultimately be classified as a long-term asset when the material is used in the drilling of a well.

At September 30, 2020 and December 31, 2019, we excluded $9.2 million and $10.3 million of inventory, respectively, from depreciation as the inventory had not been placed into service.

6. Asset retirement obligations

The following table summarizes the changes in our asset retirement obligations (“ARO”) for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Asset retirement obligations at beginning of period	$4,749	$4,667
Liabilities settled	(791)	–
Foreign exchange change effect	(914)	(519)
Additions	–	388
Accretion expense	141	213
Asset retirement obligations at end of period	$3,185	$4,749

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

On March 9, 2020, we unwound our three-way collar contract with DenizBank, which hedged approximately 1,000 Bbl/d of our oil production in Turkey. The three-way collar contract had a Brent floor of $55.00, a Brent ceiling of $72.90, and a Brent long call of $80.00, and was in place through April 30, 2020. We also unwound our swap contract with DenizBank, which hedged approximately 1,000 Bbl/d of our oil production in Turkey. The swap contract had a Brent strike price of $60.30 and was in place through December 31, 2020. In connection with these transactions, we received approximately $6.5 million of proceeds from DenizBank. We used these proceeds to pay down the 2019 Term Loan to reduce our future interest expense.

On April 3, 2020, we entered into a new swap contract DenizBank, which hedged 1,987 Bbl/d. The swap contract extends through February 2021, has an ICE Brent Index strike price of $36.00 per barrel, and is settled monthly.

At September 30, 2020, we had outstanding commodity derivative contracts with respect to our future crude oil production as set forth in the table below:

Fair Value of Commodity Derivative Instruments as of September 30, 2020

			Weighted	Weighted
			Average	Average	Additional
		Quantity	Minimum	Maximum Price	Call Ceiling	Estimated Fair
Type	Period	(Bbl/day)	Price (per Bbl)	(per Bbl)	(per Bbl)	Value of Liability
						(in thousands)
Swap	October 1, 2020 - February 28, 2021	1,987	$36.00	$-	$-	$2,201
Total Estimated Fair Value of Liability						$2,201

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

On September 16, 2020, we entered into foreign exchange forward contracts to hedge against currency fluctuations between the New Turkish Lira (“TRY”) and USD. The forward contract settlement dates are from October through December, 2020 for $1.0 million at a strike price of 7.5775 TRY to $1.00 USD.

At September 30, 2020, we had outstanding foreign exchange derivative contracts as set forth in the table below:

Fair Value of Foreign Exchange Derivative Instruments as of September 30, 2020

					Buy		Sell	Estimated Fair
Type	Buy/Sell	Rate	Settlement Dates	Buy Currency	Currency Amount	Sell Currency	Currency Amount	Value of Asset (Liability)
								(in thousands)
FXOPT	Buy	7.5775	10/6/2020-12/1/2020	TRY	1,000,000	USD	1,000,000	35
Total Estimated Fair Value of Asset								$35

We did not have any outstanding foreign currency derivatives outstanding as of December 31, 2019.

During the three months ended September 30, 2020 and 2019, we recorded a net loss on derivative contracts of $0.4 million and a net gain of $0.4 million, respectively.

During the nine months ended September 30, 2020 and 2019, we recorded a net gain on derivative contracts of $3.9 million and a net loss of $0.03 million, respectively.

Balance sheet presentation

The following tables summarizes both: (i) the gross fair value of our derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at September 30, 2020 and December 31, 2019, and (ii) the net recorded fair value as reflected on our consolidated balance sheet at September 30, 2020 and December 31, 2019.

As of September 30, 2020
Gross
			Amount	Net Amount of
		Gross	Offset in the	Assets (Liabilities)
		Amount of	Consolidated	Presented in the
Type of Derivative	Location on Consolidated	Recognized	Balance	Consolidated
Contract	Balance Sheets	Assets (Liabilities)	Sheets	Balance Sheets
(in thousands)
Commodity - crude oil	Current liabilities	$(2,201)	$-	$(2,201)
Foreign exchange	Current asset	$35	$-	$35

As of December 31, 2019
Gross
			Amount	Net Amount of
		Gross	Offset in the	(Liabilities)
		Amount of	Consolidated	Presented in the
Type of Derivative	Location on Consolidated	Recognized	Balance	Consolidated
Contract	Balance Sheets	(Liabilities)	Sheets	Balance Sheets
(in thousands)
Crude Oil	Current liabilities	$(987)	$21	$(966)

8. Loans payable

As of the dates indicated, our third-party debt consisted of the following:

	September 30,	December 31,
	2020	2019
Fixed and floating rate loans	(in thousands)
Term Loans (1)	$8,571	$20,000
PPP Loan	626	-
Less: current portion	9,197	17,143
Long-term portion	$–	$2,857

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

On March 9, 2020, we unwound our three-way collar contract with DenizBank and received approximately $6.5 million of proceeds of proceeds, which we used to pay down the 2019 Term Loan.  As part of the pay down, DenizBank extended a grace period for principal repayments until July 2020, at which time we resumed principal payments for one monthly installment in July 2020 of $0.6 million and seven monthly installments of $1.4 million beginning in August 2020.The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by Amity Oil International Pty Ltd (“Amity”), Talon Exploration, Ltd. (“Talon Exploration”), DMLP, Ltd. (“DMLP”), and TransAtlantic Turkey, Ltd. (“TransAtlantic Turkey”).

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

At September 30, 2020, we had $8.6 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Paycheck Protection Program

On April 10, 2020, we received loan proceeds in the amount of $626,000 under the PPP.  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24-week period.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We used the proceeds for purposes consistent with the PPP and believe that our use of the loan proceeds will meet the conditions for forgiveness for a majority of the loan.

Loan and Security Agreement

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

Operating lease costs were comprised of the following:

September 30, 2020
For the nine months ended September 30, 2020	(in thousands)
Operations yards	$450
Office rent	180
Vehicles	27
Other	68
Total lease costs	$725

Future non-cancelable minimum lease payments under our operating lease commitments as of September 30, 2020 were as follows for each of the next five years and thereafter:

September 30, 2020
(in thousands)
Remainder of 2020	$219
2021	759
2022	869
2023	558
2024	202
2025	-
Thereafter	-
Total	$2,607
Less: Imputed interest	90
Present value of lease liabilities	$2,517

As of September 30, 2020, the weighted average remaining lease term in years was 3.3 years, and the weighted average discount rate used was 7.55%.

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

11. Shareholders’ equity

Restricted stock units

We recorded share-based compensation expense of $0.1 million for awards of restricted stock units (“RSUs”) for the three months ended September 30, 2020 and 2019.  We recorded share-based compensation expense of $0.2 and $0.3 million for awards of RSUs for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, we had approximately $0.1 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.7 years.

Earnings per share

We account for earnings per share in accordance with ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per common share for the three and nine months ended September 30, 2020 and 2019 equals net income (loss) divided by the weighted average shares outstanding during the periods. Weighted average shares outstanding are equal to the weighted average of all shares outstanding for the period, excluding unvested RSUs. Diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019 are computed in the same manner as basic earnings per common share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which includes RSUs and preferred shares, whether exercisable or not. For the three and nine months ended September 30, 2020 and 2019, there were no dilutive securities included in the calculation of diluted earnings per share.

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss)	$(2,959)	$1,070	$(34,658)	$(2,841)
Basic net income (loss) earnings per common share:
Shares:
Weighted average common shares outstanding	66,183	57,680	73,738	54,249
Basic net income (loss) per common share:	$(0.04)	$0.02	$(0.04)	$(0.05)
Diluted net income (loss) per common share:
Shares:
Weighted average common shares outstanding	66,183	57,680	73,738	54,249
Diluted net income (loss) per common share:	$(0.04)	$0.02	$(0.04)	$(0.05)

12. Segment information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments: Turkey and Bulgaria. Summarized financial information from operations concerning our geographic segments is shown in the following table:

	Corporate	Turkey	Bulgaria	Total
	(in thousands)
For the three months ended September 30, 2020
Total revenues	$-	$8,629	$-	$8,629
(Loss) income from operations before income taxes	(3,311)	1,926	(46)	(1,431)
Capital expenditures	$-	$274	$-	$274
For the three months ended September 30, 2019
Total revenues	$-	$14,653	$-	$14,653
(Loss) income from operations before income taxes	(3,984)	5,932	(628)	1,320
Capital expenditures	$-	$9,696	$487	$10,183
For the nine months ended September 30, 2020
Total revenues	$-	$23,489	$-	$23,489
(Loss) income from operations before income taxes	(10,283)	(25,328)	(223)	(35,834)
Capital expenditures	$-	$3,746	$-	$3,746
For the nine months ended September 30, 2019
Total revenues	$-	$50,909	$-	$50,909
(Loss) income from operations before income taxes	(9,524)	20,304	(6,582)	4,198
Capital expenditures	$-	$20,424	$5,537	$25,961
Segment assets
September 30, 2020	$7,250	$76,994	$618	$84,862
December 31, 2019	$7,810	$127,986	$708	$136,504

13. Financial instruments

Interest rate risk

We are exposed to interest rate risk as a result of our variable rate short-term cash holdings.

Foreign currency risk

We have underlying foreign currency exchange rate exposure. Our currency exposures primarily relate to transactions denominated in the Bulgarian Lev, the European Union Euro, and the TRY. We are also subject to foreign currency exposures resulting from translating the functional currency of our subsidiary financial statements into the USD reporting currency. At September 30, 2020, we had 24.8 million TRY (approximately $3.2 million) in cash and cash equivalents, which exposes us to exchange rate risk based on fluctuations in the value of the TRY. At September 30, 2020, we were a party to foreign exchange derivative contracts (See Note 7. “Derivative instruments”).

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including, but not limited to, supply and demand. At September 30, 2020 and December 31, 2019, we were a party to commodity derivative contracts (See Note 7. “Derivative instruments”).

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

Fair value measurements

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and our loans payable were each estimated to have a fair value approximating the carrying amount at September 30, 2020 and December 31, 2019, due to the short maturity of those instruments.

The following table summarizes the valuation of our financial liabilities as of September 30, 2020:

	Fair Value Measurement Classification
	Quoted Prices in
	Active Markets for
	Identical Assets or	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Measured on a recurring basis
Assets and (liabilities):
Commodity derivative contracts	$-	$(2,201)	$-	$(2,201)
Foreign exchange derivative contracts	-	35	-	35
Total	$-	$(2,166)	$-	$(2,166)
Disclosed but not carried at fair value
Liabilities:
2019 Term Loan	-	-	(7,244)	(7,244)
Total	$-	$-	$(7,244)	$(7,244)

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

We remeasure our derivative contracts on a recurring basis, with changes flowing through earnings. At September 30, 2020 and December 31, 2019, the fair values of the 2019 Term Loan were estimated using a discounted cash flow analysis based on unobservable Level 3 inputs, including our own credit risk associated with the loans payable.

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

For the three months ended March 31, 2020, we recorded a net loss of $10.1 million on the sale of Petrogas.  The loss primarily related to the reclassification of the accumulated foreign currency translation adjustment that was realized into earnings from accumulated other comprehensive loss within shareholders’ equity and presented below:

Loss on Sale
(in thousands)
Total cash proceeds for Petrogas	$1,451
Less: Petrogas net liabilities	(652)
Gain on sale before accumulated foreign currency translation adjustment	2,103
Less: Petrogas accumulated foreign currency translation adjustment	(12,231)
Net loss on sale of Petrogas	$(10,128)

15. Related party transactions

The following table summarizes related party accounts receivable and accounts payable as of the dates indicated:

	September 30,	December 31,
	2020	2019
	(in thousands)
Related party accounts receivable:
Service Agreement	$463	$433
PSI MSA	102	128
Total related party accounts receivable	$565	$561
Related party accounts payable:
Service Agreement	$301	$204
PSI MSA	2,655	3,959
Other - board of directors fees	-	99
Total related party accounts payable	$2,956	$4,262

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

As of September 30, 2020, we had $0.5 million of outstanding receivables and $0.3 million of outstanding payables pursuant to the Service Agreement.

On March 3, 2016, Mr. Mitchell closed a transaction whereby he sold his interests in Viking Services B.V. (“Viking Services”), the beneficial owner of Viking International Limited (“Viking International”), Viking Petrol Sahasi Hizmetleri A.S. (“VOS”) and Viking Geophysical Services Ltd. (“Viking Geophysical”), to a third party. As part of the transaction, Mr. Mitchell acquired certain equipment used in the performance of stimulation, wireline, workover and similar services, which equipment is owned and operated by Production Solutions International Petrol Arama Hizmetleri Anonim Sirketi (“PSI”). PSI is beneficially owned by PSIL, which is beneficially owned by Dalea Investment Group, LLC, which is controlled by Mr. Mitchell. Consequently, on March 3, 2016, TEMI entered into a master services agreement (the “PSI MSA”) with PSI on substantially similar terms to our then current master services agreements with Viking International, VOS, and Viking Geophysical. Pursuant to the PSI MSA, PSI performs the services on behalf of TEMI and its affiliates. On February 28, 2019, TEMI and PSI entered into an amendment (the “PSI MSA Amendment”) to the PSI MSA, pursuant to which PSI and TEMI agreed to extend the primary term of the PSI MSA to February 26, 2021, with automatic successive renewal terms of one year each, unless terminated by PSI or TEMI by written notice at least 60 days prior to the end of the primary term or any successive renewal term. The master services agreement with each of Viking International, VOS, and Viking Geophysical currently remains in effect.

As of September 30, 2020, we had $0.1 million of outstanding receivables and $2.7 million of outstanding payables pursuant to the PSI MSA.

Office sublease

On August 7, 2018 and effective as of June 14, 2018, TransAtlantic USA entered into a sublease agreement (the “Sublease”) with Longfellow to lease corporate office space located at 16803 North Dallas Parkway, Addison, Texas. The Sublease was approved by the audit committee of the board of directors.

On June 30, 2020, TransAtlantic USA entered into a landlord consent (the “Consent”) with Longfellow, pursuant to which Longfellow consented to the continuing of that Sublease on a month-to-month basis with the rights of each of TransAtlantic USA and Longfellow to terminate the Sublease upon 30 days’ written notice.

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

On April 19, 2016, we entered into a note amendment agreement (the “Note Amendment Agreement”) with Mr. Mitchell and Dalea, pursuant to which Dalea agreed to deliver an amended and restated promissory note (the “Amended Note”) in favor of us, in the principal sum of $7,964,053, which Amended Note amended and restated the Original Note. The Note Amendment Agreement reduced the principal amount of the Original Note to $7,964,053 in exchange for the cancellation of an account payable of approximately $3.5 million (the “Account Payable”) owed by TransAtlantic Albania Ltd. (“TransAtlantic Albania”), our former subsidiary, to Viking International. We have indemnified a third party for any liability relating to the payment of the Account Payable.

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

In addition, pursuant to the Note Amendment Agreement, on April 19, 2016, we entered into a pledge agreement (the “Pledge Agreement”) with Dalea, whereby Dalea pledged the $2.0 million principal amount of our 13.0% Senior Convertible Notes due 2017 (the “2017 Notes”) owned by Dalea (the “Dalea Convertible Notes”), including any future securities for which the Dalea Convertible Notes are converted or exchanged, as security for the performance of Dalea’s obligations under the Amended Note. The Pledge Agreement provides that interest payable to Dalea under the Dalea Convertible Notes (or any future securities for which the Dalea Convertible Notes are converted or exchanged) will be credited first against the outstanding principal balance of the Amended Note and, upon full repayment of the outstanding principal balance of the Amended Note, any accrued and unpaid interest on the Amended Note. The Pledge Agreement contains customary events of default. On November 4, 2016, Dalea exchanged $2.0 million of 2017 Notes for 40,000 Series A Preferred Shares.

On February 28, 2019, we and Dalea entered into an amendment (the “Note Amendment”) to the Amended Note (as amended by the Note Amendment, the “Note”), pursuant to which Dalea and we agreed to extend the maturity date of the Note to February 26, 2021 (unless otherwise accelerated in accordance with the terms of the Note).

During the nine months ended September 30, 2019, we reduced the principal amount of the Note by $1.0 million for amounts prepaid by Dalea on February 28, 2019 in conjunction with the Note Amendment and by $0.2 million for cash dividends paid on the Series A Preferred Shares.

During the nine months ended September 30, 2020, we reduced the principal amount of the Note by $0.3 million for cash dividends paid on the Series A Preferred Shares.

As of September 30, 2020, the amount receivable under the Note was $3.4 million.

Pledge fee agreements

In connection with the pledge of certain Gundem real estate and Muratli real estate to DenizBank as collateral for certain loans, on August 31, 2016, we entered into a pledge fee agreement (the “Gundem Fee Agreement”) with Gundem Turizm Yatirim ve Isletme A.S., predecessor-in-interest to Gundem Yatirim with respect to the Gundem real estate and Muratli real estate pledged as collateral for the term loans under the Credit Agreement (“Gundem”). Pursuant to the Gundem Fee Agreement, we pay Gundem a fee equal to 5% per annum of the collateral value of the Gundem real estate and Muratli real estate pledged as collateral for the term loans under the Credit Agreement. Pursuant to the Gundem Fee Agreement, the Gundem real estate has a deemed collateral value of $10.0 million and the Muratli real estate has a deemed collateral value of $5.0 million.

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

Amounts payable to Mr. Mitchell under the Gundem Fee Agreement and the Diyarbakir Fee Agreement are used to reduce the outstanding principal amount of the Note. During the nine months ended September 30, 2020, we reduced the principal amount of the Note by $0.4 million for amounts paid under the pledge fee agreements.

16. Subsequent Events

NYSE American Delinquency Letter

On November 9, 2020, we received a letter (the “Letter”) from the NYSE American LLC (the “NYSE American”) indicating that it has determined that we are not in compliance with the continued listing standards contained in Sections 1003(a)(i), (ii), and (iii) of the NYSE American Company Guide because we reported a shareholders’ equity deficit of $17.3 million as of June 30, 2020, and losses from continuing operations and/or net losses in the five most recent fiscal years ended December 31, 2019.

In pertinent part, Section 1003 of the NYSE American Company Guide provides that the NYSE American will normally consider suspending dealings in, or removing from the list, securities of an issuer which:

•	has shareholders’ equity of less than $2,000,000 if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years (Section 1003(a)(i));
•

has shareholders’ equity of less than $4,000,000 if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years (Section 1003(a)(ii)); or

•	has shareholders’ equity of less than $6,000,000 if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years (Section 1003(a)(iii)).

In order to maintain our listing on the NYSE American, we must submit a plan by December 9, 2020, advising of actions we have taken or will take to regain compliance with the continued listing standards by May 9, 2022 (the “Plan”).

We intend to prepare the Plan and submit it to the NYSE American by December 9, 2020.  If the NYSE American does not accept the Plan, we will be subject to delisting proceedings. We may appeal a determination by the NYSE American to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the NYSE American Company Guide.  There can be no assurance that the Plan will be accepted by the NYSE American.

As previously announced, on August 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with TAT Holdco LLC, a Texas limited liability company (“Parent”) controlled by a group of holders (the “Preferred Shareholder Group”) representing 100% of our outstanding Series A Preferred Shares, and TAT Merger Sub LLC, a Texas limited liability company and wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which we will merge with and into Merger Sub and each of our issued and outstanding common shares (other than the Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)) will be canceled and will be converted automatically into the right to receive $0.13 in cash (the “Merger Consideration”). If the merger is consummated, our common shares will be delisted from the NYSE American and Toronto Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, as soon as practicable following the effective time of the merger. Our shareholders will be asked to vote on the adoption and approval of the Merger Agreement, a Bermuda statutory merger agreement, and the transactions contemplated thereby at a special meeting of the our common shareholders that will be held on December 17, 2020.

Derivative Contracts

On November 9, 2020, we entered into foreign exchange forward contracts to hedge against currency fluctuations between the TRY and USD. The forward contract settlement dates are from December 2020 through January 2021 for $1.0 million at a strike price of 8.2010 TRY and 8.3130 TRY to $1.00 USD.

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

Executive Overview

We are an international oil and natural gas company engaged in acquisition, exploration, development, and production. We have focused our operations in countries that have established, yet underexplored petroleum systems, are net importers of petroleum, have an existing petroleum transportation infrastructure and provide favorable commodity pricing, royalty rates, and tax rates to exploration and production companies. As of September 30, 2020, we held interests in 365,171 and 162,800 net acres of developed and undeveloped oil and natural gas properties in Turkey and Bulgaria, respectively. As of November 12, 2020, approximately 51.7% of our outstanding common shares were beneficially owned by N. Malone Mitchell 3rd, our chief executive officer and chairman of our board of directors. Persons and entities associated with Mr. Mitchell also owned 739,000 Series A Preferred Shares. Mr. Mitchell’s affiliates are currently prohibited from converting any of their Series A Preferred Shares to common shares if such conversion would cause Mr. Mitchell or his affiliates to obtain beneficial ownership in excess of 49.9% of the outstanding common shares; however, Mr. Mitchell, upon 61 days’ prior notice, may increase or decrease such percentage cap.

We are a holding company with two operating segments – Turkey and Bulgaria. Our assets consist of our ownership interests in subsidiaries that primarily own assets in Turkey and Bulgaria.

Recent Developments

Merger Agreement.  On August 7, 2020, we entered into the Merger Agreement, pursuant to which we will merge with and into Merger Sub and each of our issued and outstanding common shares (other than the Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)) will be canceled and will be converted automatically into the right to receive the Merger Consideration.

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

Our shareholders will be asked to vote on the adoption and approval of the Merger Agreement, a Bermuda statutory merger agreement and the transactions contemplated thereby at a special meeting of our shareholders that will be held on December 17, 2020. Consummation of the merger is subject to customary conditions, including without limitation, the adoption and approval of the Merger Agreement and the Bermuda statutory merger agreement by holders of our common shares by at least 75% of the votes cast and holders of Series A Preferred Shares with at least 75% of the votes cast, in each case at a duly convened meeting of our shareholders at which a quorum is present. In connection with the execution of the Merger Agreement, the members of the Preferred Shareholder Group have entered into a voting agreement pursuant to which such shareholders have agreed to vote in favor of the merger and the adoption of the Merger Agreement, subject to the limitations set forth in the voting agreement.

There can be no assurance that the closing conditions will be satisfied, or that the merger will be completed within the required time period pursuant to the Merger Agreement. See Item 1A. “Risk Factors – Risks Related to the Merger.”

Internal Restructuring. Historically, our operations in Turkey have been conducted through various subsidiaries that we acquired over time. These subsidiaries were predominantly domiciled in Australia or the Bahamas. During the third quarter of 2020, we completed a portion of an internal restructuring that consolidated certain of our Turkish operations into one Turkish domiciled operating subsidiary. During the fourth quarter of 2020, we intend to complete the final steps of the internal restructuring that will consolidate the remainder of our Turkish operations so that all of our Turkish operations will be consolidated into one Turkish domiciled operating subsidiary. We believe this internal restructuring will simplify our organizational structure, simplify and reduce the cost of our general and administrative functions, including legal and accounting requirements, allow us to more effectively utilize certain net operating loss carryforwards, and result in certain tax benefits.

NYSE American Deficiency Letter. On November 9, 2020, we received the Letter from the NYSE American indicating that it has determined that we are not in compliance with the continued listing standards contained in Sections 1003(a)(i), (ii), and (iii) of the NYSE American Company Guide because we reported a shareholders’ equity deficit of $17.3 million as of June 30, 2020, and losses from continuing operations and/or net losses in the five most recent fiscal years ended December 31, 2019.

In pertinent part, Section 1003 of the NYSE American Company Guide provides that the NYSE American will normally consider suspending dealings in, or removing from the list, securities of an issuer which:

•	has shareholders’ equity of less than $2,000,000 if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years (Section 1003(a)(i));
•

has shareholders’ equity of less than $4,000,000 if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years (Section 1003(a)(ii)); or

•	has shareholders’ equity of less than $6,000,000 if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years (Section 1003(a)(iii)).

In order to maintain our listing on the NYSE American, we must submit the Plan by December 9, 2020, advising of actions we have taken or will take to regain compliance with the continued listing standards by May 9, 2022.

We intend to prepare the Plan and submit it to the NYSE American by December 9, 2020.  If the NYSE American does not accept the Plan, we will be subject to delisting proceedings. We may appeal a determination by the NYSE American to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the NYSE American Company Guide.  There can be no assurance that the Plan will be accepted by the NYSE American.

As previously announced, on August 7, 2020, we entered into the Merger Agreement, pursuant to which we will merge with and into Merger Sub and each of our issued and outstanding common shares (other than the Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement)) will be canceled and will be converted automatically into the right to receive the Merger Consideration. If the merger is consummated, our common shares will be delisted from the NYSE American and Toronto Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, as soon as practicable following the effective time of the merger. Our shareholders will be asked to vote on the adoption and approval of the Merger Agreement, a Bermuda statutory merger agreement, and the transactions contemplated thereby at a special meeting of the our common shareholders that will be held on December 17, 2020.

Derivative Contracts. On November 9, 2020, we entered into foreign exchange forward contracts to hedge against currency fluctuations between the TRY and USD. The forward contract settlement dates are from December 2020 through January 2021 for $1.0 million at a strike price of 8.2010 TRY and 8.3130 TRY to $1.00 USD.

Financial and Operational Performance Summary

The following summarizes our financial and operational performance for the third quarter of 2020:

•	We reported a $3.0 million net loss for the three months ended September 30, 2020.
•	We derived substantially all of our oil and natural gas revenues from the production of oil during the three months ended September 30, 2020.
•

Total oil and natural gas sales revenues decreased 41.8% to $8.5 million for the quarter ended September 30, 2020 from $14.5 million for the same period in 2019. The decrease was the result of a $14.99 decrease in the average price received per barrel of oil equivalent (“Boe”) and a decrease in sales volumes of 55,000 barrels of oil equivalent (“Mboe”).

•

For the quarter ended September 30, 2020, we incurred $0.3 million in capital expenditures, including seismic and corporate expenditures, as compared to $10.2 million for the quarter ended September 30, 2019.

•

As of September 30, 2020, we had $9.2 million in short-term debt and $46.1 million in Series A Preferred Shares as compared to $2.9 million in long-term debt, $17.1 million in short-term debt, and $46.1 million in Series A Preferred Shares as of December 31, 2019.

Third Quarter 2020 Operational Update

Southeastern Turkey

Molla

During the remainder of 2020, we plan to continue our recompletion, workover, and production optimization plans in our producing fields, including Bahar, Yeniev, Goksu, Pinar, Southeast Bahar, Catak, and Karagoz. Drilling additional wells will be dependent on oil prices.

Yeniev Field. In the third quarter of 2020, we executed a recompletion operation in the Yeniev-6 well to test the Mardin formation. The well was put on production after acid stimulation with an initial production rate of 27 Bbl/d.

Selmo

During the remainder of 2020, we plan to continue our recompletion, workover, and production optimization operations in the Selmo field.

Bulgaria

We are currently evaluating future activity in Bulgaria.

Planned Operations

We expect net field capital expenditures during the remainder of 2020 will consist of up to $0.5 million for recompletions. Our projected 2020 capital expenditure budget is subject to change.

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

Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Our results of operations for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Change
	2020	2019	2020-2019
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	190	237	(47)
Natural gas (Mmcf)	1	47	(46)
Total production (Mboe)	190	245	(55)
Average daily sales volumes (Boepd)	2,072	2,662	(590)
Average prices:
Oil (per Bbl)	$44.40	$60.12	$(15.72)
Natural gas (per Mcf)	$4.61	$6.18	$(1.57)
Oil equivalent (per Boe)	$44.38	$59.37	$(14.99)
Revenues:
Oil and natural gas sales	$8,459	$14,543	$(6,084)
Other	170	110	60
Total revenues	8,629	14,653	(6,024)
Costs and expenses (income):
Production	2,308	3,162	(854)
Transportation and processing	914	1,262	(348)
Exploration, abandonment and impairment	69	488	(419)
Seismic and other geological and geophysical	-	48	(48)
General and administrative	1,965	2,503	(538)
Depletion	1,430	2,885	(1,455)
Depreciation and amortization	112	136	(24)
Interest and other expense	2,557	2,780	(223)
Interest and other income	(230)	(381)	151
Foreign exchange loss	532	797	(265)
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	(1,333)	-	(1,333)
Change in fair value on derivative contracts	974	403	571
Total loss on derivative contracts	(359)	403	(762)
Oil and natural gas costs per Boe:
Production	$10.60	$11.30	$(0.70)
Depletion	$6.56	$10.31	$(3.75)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased to $8.5 million for the three months ended September 30, 2020 from $14.5 million for the same period in 2019. The decrease was primarily due to a decrease in the average realized price per Boe. Our average price received decreased $14.99 per Boe to $44.38 per Boe for the three months ended September 30, 2020 from $59.37 per Boe for the same period in 2019. The decrease was also due to a decrease in our average daily sales volumes of 590 Boe per day (“Boepd”) for the three months ended September 30, 2020 as compared to the same period in 2019.

Production. Production expenses decreased to $2.3 million, or $10.60 per Boe, for the three months ended September 30, 2020 from $3.2 million, or $11.30 per Boe, for the same period in 2019. The decrease was primarily due to a decrease in contract labor costs and personnel expenses.

Transportation and Processing. Transportation and processing expense decreased to $0.9 million for the three months ended September 30, 2020 from $1.3 million for the same period in 2019. The decrease in transportation expenses was primarily due to the decrease in our average daily sales volumes of 590 Boepd.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost decreased to $0.1 million for the three months ended September 30, 2020 from $0.5 million for the same period in 2019. The decrease was due to the exploratory dry hole write-off of the Deventci R-1 well in 2019.

General and Administrative. General and administrative expense decreased to $2.0 million for the three months ended September 30, 2020 from $2.5 million for the same period in 2019. The decrease was primarily due to a decrease in personnel, travel and office expenses compared to the same period in 2019.

Depletion. Depletion expense decreased to $1.4 million, or $6.56 per Boe, for the three months ended September 30, 2020 from $2.9 million, or $10.31 per Boe, for the same period of 2019. The decrease was primarily due to a reduction in the depletable basis of our oil and gas properties and a decrease in production volumes.

Interest and Other Expense. Interest and other expense decreased to $2.6 million for the three months ended September 30, 2020 from $2.8 million for the same period in 2019. The decrease was due to our lower average debt balances outstanding during the three months ended September 30, 2020 versus the same period in 2019.

Foreign Exchange Loss. We recorded a foreign exchange loss of $0.5 million for the three months ended September 30, 2020 as compared to a loss of $0.8 million for the same period in 2019. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the three months ended September 30, 2020 was due to a decrease in the value of the TRY compared to the USD.

Gain (Loss) on Derivative Contracts. We recorded a net loss on derivative contracts of $0.4 million for the three months ended September 30, 2020 as compared to a net gain of $0.4 million for the same period in 2019. During the three months ended September 30, 2020, we recorded a $1.0 million gain to mark our currency derivative contracts to their fair value and a $1.3 million loss on settled contracts. During the same period in 2019, we recorded a $0.4 million gain to mark our derivative contracts to their fair value.

Results of Operations—Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Our results of operations for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,		Change
	2020	2019	2020-2019
	(in thousands of U.S. Dollars, except per unit amounts and production volumes)
Sales volumes:
Oil (Mbbl)	607	760	(153)
Natural gas (Mmcf)	59	145	(86)
Total production (Mboe)	517	784	(267)
Average daily sales volumes (Boepd)	2,259	2,871	(612)
Average prices:
Oil (per Bbl)	$37.94	$65.42	$(27.48)
Natural gas (per Mcf)	$4.33	$5.84	$(1.51)
Oil equivalent (per Boe)	$37.75	$64.48	$(26.73)
Revenues:
Oil and natural gas sales	$23,285	$50,537	$(27,252)
Other	204	372	(168)
Total revenues	23,489	50,909	(27,420)
Costs and expenses (income):
Production	8,207	8,376	(169)
Transportation and processing	3,035	3,802	(767)
Exploration, abandonment and impairment	20,407	6,267	14,140
Seismic and other geological and geophysical	45	233	(188)
General and administrative	6,711	8,247	(1,536)
Depletion	6,710	9,779	(3,069)
Depreciation and amortization	338	400	(62)
Interest and other expense	7,165	8,011	(846)
Interest and other income	(643)	(776)	133
Foreign exchange loss	1,016	2,185	(1,169)
Gain (loss) on derivative contracts:
Cash settlements on derivative contracts	5,135	-	5,135
Change in fair value on derivative contracts	(1,198)	(30)	(1,168)
Total (loss) gain on derivative contracts	3,937	(30)	3,967
Oil and natural gas costs per Boe:
Production	$11.64	$9.35	$2.29
Depletion	$9.52	$10.92	$(1.40)

Oil and Natural Gas Sales. Total oil and natural gas sales revenues decreased to $23.3 million for the nine months ended September 30, 2020 from $50.5 million for the same period in 2019. The decrease was primarily due to a decrease in the average realized price per Boe. Our average price received decreased $26.73 per Boe to $37.75 per Boe for the nine months ended September 30, 2020 from $64.48 per Boe for the same period in 2019. The decrease was also due to a decrease in our average daily sales volumes of 612 Boepd for the nine months ended September 30, 2020 as compared to the same period in 2019.

Production. Production expenses decreased to $8.2 million, or $11.64 per Boe, for the nine months ended September 30, 2020 from $8.4 million, or $9.35 per Boe, for the same period in 2019. The decrease was primarily due to an increase in contract labor costs and personnel expenses.

Transportation and Processing. Transportation and processing expense decreased to $3.0 million for the nine months ended September 30, 2020 from $3.8 million for the same period in 2019. The decrease in transportation expenses was primarily due to the decrease in our average daily sales volumes of 612 Boepd.

Exploration, Abandonment and Impairment. Exploration, abandonment and impairment cost increased to $20.4 million for the nine months ended September 30, 2020 from $6.3 million for the same period in 2019. The increase was due to proved property impairments of our Selmo and Bahar fields due to the oil price decline and the exploratory dry hole write-off of the Bati-Yasince well.

General and Administrative. General and administrative expense decreased to $6.7 million for the nine months ended September 30, 2020 from $8.2 million for the same period in 2019. The decrease was primarily due to a decrease in personnel, travel and office expenses compared to the same period in 2019.

Depletion. Depletion expense decreased to $6.7 million, or $9.52 per Boe, for the nine months ended September 30, 2020 from $9.8 million, or $10.92 per Boe, for the same period of 2019. The decrease was primarily due to a reduction in the depletable basis of our oil and gas properties and a decrease in production volumes.

Interest and Other Expense. Interest and other expense decreased to $7.2 million for the nine months ended September 30, 2020 from $8.0 million for the same period in 2019. The decrease was due to our lower average debt balances outstanding during the nine months ended September 30, 2020 versus the same period in 2019.

Foreign Exchange Loss. We recorded a foreign exchange loss of $1.0 million for the nine months ended September 30, 2020 as compared to $2.2 million for the same period in 2019. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and result from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a USD transaction which occurs in Turkey is re-measured at the period-end to the TRY amount if it has not been settled previously. Generally, a strengthening of the USD relative to the TRY increases our foreign exchange loss. The foreign exchange loss for the nine months ended September 30, 2020 was due to a decrease in the value of the TRY compared to the USD.

Gain (Loss) on Derivative Contracts. We recorded a net gain on derivative contracts of $3.9 million for the nine months ended September 30, 2020 as compared to a net loss of $0.03 million for the same period in 2019. During the nine months ended September 30, 2020, we recorded a $1.2 million loss to mark our currency derivative contracts to their fair value and a $5.1 million gain on settled contracts. During the same period in 2019, we recorded a $0.03 million loss to mark our derivative contracts to their fair value.

Capital Expenditures

For the three months ended September 30, 2020, we incurred $0.3 million in capital expenditures, including seismic and corporate expenditures, as compared to $10.2 million for the same period in 2019.

We expect net field capital expenditures during the remainder of 2020 will include up to $0.5 million for recompletions. Our projected 2020 capital expenditure budget is subject to change.

Cash Flows

Net cash provided by operating activities during the nine months ended September 30, 2020 was $11.0 million, a decrease from net cash provided by operating activities of $25.7 million for the same period in 2019. The decrease was primarily due to a decrease in our revenues.

Net cash used in investing activities during the nine months ended September 30, 2020 was $2.5 million, a decrease from net cash used in investing activities of $25.2 million for the same period in 2019. The decrease was primarily due to a decrease in our capital expenditures compared to the same period in 2019.

Net cash used in financing activities during the nine months ended September 30, 2020 was $10.8 million, a decrease from net cash provided by financing activities of $5.0 million for the same period in 2019. The decrease was primarily due to a decrease in our loan payments.

Liquidity and Capital Resources

Our primary sources of liquidity for 2020 were our cash and cash equivalents, cash flow from operations, the sale of assets and borrowings under the U.S. Paycheck Protection Program (“PPP”) loan. At September 30, 2020, we had cash and cash equivalents of $5.9 million, $9.2 million in short-term debt, and a working capital surplus of $3.9 million, compared to cash and cash equivalents of $9.7 million, $2.9 million in long-term debt, $17.1 million in short-term debt and a working capital surplus of $2.0 million at December 31, 2019.

In March 2020, crude oil prices declined to approximately $25 per barrel for Brent crude as a result of market concerns about the economic impact from the COVID-19 pandemic as well as the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand.  Since then, Brent crude prices have rebounded to approximately $40.00 per barrel as of November 5, 2020 and remain unpredictable.

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

On March 9, 2020, we unwound our commodity derivative contracts with respect to our future crude oil production. In connection with these transactions, we received $6.5 million of proceeds from the derivative counterparty. In order to reduce future interest expense, we used these proceeds to pay down the 2019 Term Loan. On April 3, 2020, we entered into a new swap contract with DenizBank, which hedged approximately 2,000 Bbl/d. The swap contract extends through February 2021, has an ICE Brent Index strike price of $36.00 per barrel, and is settled monthly. Therefore, DenizBank is required to make a payment to us if the average monthly ICE Brent Index price is less than $36.00 per barrel, and we are required to make a payment to DenizBank if the average monthly ICE Brent Index price is greater than $36.00 per barrel.

TUPRAS purchases substantially all of our crude oil production. The price of substantially all of the oil delivered pursuant to the purchase and sale agreement with TUPRAS is tied to Arab Medium oil prices adjusted upward based on an API adjustment, Suez Canal tariff costs, and freight charges. Between March 2020 and May 2020, there was a significant widening of the differential between the average monthly ICE Brent Index price and our realized oil prices. In 2018 and 2019, the average monthly ICE Brent Index Price exceeded our realized oil prices by $2.44 and $0.17 per barrel, respectively. The differential between the average monthly ICE Brent Index Price and our realized oil prices widened from $3.40 per barrel in March 2020 to $8.34 per barrel in May 2020. The widening of the differential between the average monthly ICE Brent Index Price and our realized oil prices rendered our hedges less effective, resulting in significantly lowered revenues from March 2020 through May 2020.  In June 2020, the differential between the average monthly ICE Brent Index Price and our realized oil prices contracted to $0.74 per barrel, and in July 2020, our realized oil prices exceeded the average monthly ICE Brent Index Price by $3.71 per barrel. The differential between the average monthly ICE Brent Index Price and our realized oil prices remains unpredictable and may expand or contract in the future.

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

As of September 30, 2020, we had $8.6 million of outstanding principal under the 2019 Term Loan. The 2019 Term Loan is payable in five monthly installments of $1.4 million plus accrued interest from October 2020 through the maturity date in February 2021. In addition, dividends on our Series A Preferred Shares are payable quarterly at our election in cash, common shares, or a combination of cash and common shares at an annual dividend rate of 12.0% of the liquidation preference if paid in cash or 16.0% of the liquidation preference if paid in common shares. If paid partially in cash and partially in common shares, the dividend rate on the cash portion is 12.0%, and the dividend rate on the common share portion is 16.0%. In order to conserve cash, we elected to pay the 2020 third quarter dividend in common shares, and, as such, on September 30, 2020, we issued 7,749,267 common shares to holders of Series A Preferred Shares.

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

On March 9, 2020, we unwound our three-way collar contract with DenizBank and received approximately $6.5 million of proceeds which we used to pay down the 2019 Term Loan.  As part of the pay down, DenizBank extended a grace period for principal repayments until June 29, 2020 at which time we will resume principal payments for one monthly installment in June 2020 of $0.6 million and seven monthly installments of $1.4 million beginning in July 2020. The 2019 Term Loan matures in February 2021. Amounts repaid under the 2019 Term Loan may not be reborrowed, and early repayments under the 2019 Term Loan are subject to early repayment fees. The 2019 Term Loan is guaranteed by Amity, Talon Exploration, DMLP, and TransAtlantic Turkey.

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

At September 30, 2020, we had $8.6 million outstanding under the 2019 Term Loan and no availability, and we were in compliance with the covenants in the 2019 Term Loan.

Paycheck Protection Program. On April 10, 2020, we received loan proceeds in the amount of $626,000 under the PPP.  The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24-week period.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We used the proceeds for purposes consistent with the PPP and believe that our use of the loan proceeds will meet the conditions for forgiveness of a majority the loan.

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

Series A Preferred Shares. As of June 30, 2020, we had 921,000 Series A Preferred Shares outstanding. The Series A Preferred Shares contain a substantive conversion option, are mandatorily redeemable, and convert into a fixed number of common shares. As a result, under U.S. GAAP, we have classified the Series A Preferred Shares within mezzanine equity in our consolidated balance sheets. As of September 30, 2020, we had $5.0 million of Series A Preferred Shares and $41.1 million of Series A Preferred Shares – related party outstanding (See Note 3. “Series A Preferred Shares”).

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

As of September 30, 2020, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and principal accounting and financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2020, there were no material developments to the Legal Proceedings disclosed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by “Part II, Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 1A.	Risk Factors

During the third quarter of 2020, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q.

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

Date: November 19, 2020